Form 10-Q
period 2006-09-30
INNERWORKINGS INC
filed 2006-11-14
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-52170

INNERWORKINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	36-4469346
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue, Suite 850

Chicago, Illinois 60610

Phone: (312) 642-3700

(Address (including zip code) and telephone number (including area code) of registrant’s principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☐    No:  ☒

Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer: ☐	Accelerated filer: ☐	Non-accelerated filer: ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of November 13, 2006, the Registrant had 44,014,319 shares of Common Stock, par value $0.0001 per share, outstanding.

INTERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2006	2005	2006
Revenue	$23,467,034	$41,784,814	$54,625,921	$99,361,724
Cost of goods sold	18,669,715	32,239,588	43,359,033	78,227,822

Gross profit	4,797,319	9,545,226	11,266,888	21,133,902

Operating expenses:
Selling, general, and administrative expenses	3,096,873	5,665,111	7,711,180	12,770,496
Depreciation and amortization	105,190	240,123	255,547	574,016

Income from operations	1,595,256	3,639,992	3,300,161	7,789,390

Other income (expense):
Interest income	18,829	314,897	54,035	492,231
Interest expense	(7,678)	(64,050)	(72,188)	(148,539)
Minority interest	—	—	58,244	—
Other, net	(2,396)	(2,394)	(7,186)	(4,784)

Total other income (expense)	8,755	248,453	32,905	338,908

Income before taxes	1,604,011	3,888,445	3,333,066	8,128,298
Income tax expense	—	(1,521,225)	—	(3,215,327)

Net income	1,604,011	2,367,220	3,333,066	4,912,971
Dividends on preferred shares	(170,625)	(293,740)	(583,789)	(1,408,740)

Net income applicable to common shareholders	$1,433,386	$2,073,480	$2,749,277	$3,504,231

Basic earnings per share	$0.04	$0.06	$0.09	$0.13
Diluted earnings per share	$0.04	$0.05	$0.09	$0.13
Pro forma basic earnings per share (Note 2)	$0.03	$0.06	$0.05	$0.13
Pro forma diluted earnings per share (Note 2)	$0.03	$0.05	$0.05	$0.12

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2005	September 30, 2006
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,962,740	$34,283,536
Marketable securities	—	9,969,356
Accounts receivable, net of allowance for doubtful accounts of $173,839 in 2005 and $285,302 in 2006	14,520,055	29,535,931
Unbilled revenue	1,974,920	6,530,966
Prepaid expenses	2,612,752	5,332,651
Advances to related parties	124,534	—
Deferred income taxes	—	729,709
Other current assets	1,486,407	824,359

Total current assets	23,681,408	87,206,508

Property and equipment, net	1,538,794	2,399,395

Intangibles and other assets:
Goodwill	352,954	5,128,981
Intangible assets, net of accumulated amortization of $236,711 in 2005 and $429,550 in 2006	930,774	3,443,935
Deposits	12,176	76,505
Investment	125,000	125,000
Deferred income taxes	—	5,699,740
Other assets	43,559	36,373

	1,464,463	14,510,534

Total assets	$26,684,665	$104,116,437

Liabilities and stockholders' deficit/members' equity
Current liabilities:
Accounts payable – trade	$13,488,237	$19,092,994
Due to seller	—	1,070,000
Distribution payable	2,987,000	—
Outstanding line of credit	2,923,511	—
Current maturities of capital lease obligations	109,185	74,094
Customer deposits	284,407	1,432,188
Other liabilities	51,697	41,504
Deferred revenue	—	489,247
Accrued expenses	297,310	3,144,563

Total current liabilities	20,141,347	25,344,590
Capital lease obligations, less current maturities	283,645	238,424
Commitments and contingencies	—	—

Total liabilities	20,424,992	25,583,014

Class D, convertible redeemable preferred shares, $3.125 par value, 1,600,000 shares authorized, 1,600,000 shares issued and outstanding in 2005; liquidation preference of $5,000,000	5,007,525	—

Stockholders’ deficit/members' equity:
Class B, convertible preferred shares, $.80 par value, 937,500 shares authorized, 937,500 shares issued and outstanding in 2005; liquidation preference of $1,500,000	770,625	—
Class A, common shares, $0 par value, 60,000,000 shares authorized, 31,926,375 shares issued and outstanding in 2005	2,635,091	—
Common Stock, par value $0.00001 per share, no shares authorized, no shares issued and outstanding; 200,000,000 shares authorized, 44,014,319 shares issued and outstanding		115,344,105
Member receivable	(188,469)	—
Additional paid-in capital	46,500	5,322,591
Treasury stock at cost	—	(40,000,000)
Unrealized loss on marketable securities	—	(30,644)
Accumulated deficit	(2,011,599)	(2,102,629)

Total stockholders' equity	1,252,148	78,533,423

Total liabilities and stockholders' deficit/members’ equity	$26,684,665	$104,116,437

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash flows from operating activities
Net income	$3,333,066	$4,912,971
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(58,244)	—
Deferred income taxes	—	174,130
Depreciation and amortization	255,547	574,016
Noncash stock compensation expense	87,500	311,230
Bad debt provision	27,939	111,463
Deferred financing expense	7,186	7,186
Change in assets, net of acquisitions:
Accounts receivable	(1,203,213)	(10,711,332)
Unbilled revenue	(1,270,838)	(3,618,186)
Prepaid expenses and other	(3,469,345)	(314,637)
Change in liabilities, net of acquisitions:
Accounts payable	4,855,418	557,487
Customer deposits	597,568	(3,175,288)
Accrued expenses and other	42,893	3,252,725

Net cash provided by (used in) operating activities	3,205,477	(7,918,235)

Cash flows from investing activities
Purchases of property and equipment	(706,964)	(980,300)
Purchase of marketable securities	(762,220)	(10,000,000)
Investment in Echo	(125,000)	—
Purchase of Graphography	—	(2,975,929)
Purchase of CoreVision	(37,500)	(10,000)

Net cash used in investing activities	(1,631,684)	(13,966,229)
Cash flows from financing activities
Net repayments of note payable, bank	(678,154)	(4,796,414)
Collection of member receivable	—	188,469
Principal payments on capital lease obligations	(40,079)	(80,312)
Tax benefit of stock options exercised	—	370,213
Advances to related parties	(188,038)	124,534
Payments of distributions	(1,399,853)	(3,107,634)
Payment of dividends on preferred shares	(821,642)	(1,646,136)
Preference payments on preferred shares	—	(5,500,000)
Issuance of shares	2,160,000	110,294,066
Payment of issuance costs	—	(2,641,526)
Payments for share repurchase	—	(40,000,000)

Net cash provided by (used in) financing activities	(967,766)	53,205,260

Increase in cash and cash equivalents	606,027	31,320,796
Cash and cash equivalents, beginning of period	1,475,791	2,962,740

Cash and cash equivalents, end of period	$2,081,818	$34,283,536

Supplemental disclosure of cash flow information
Cash paid during the period for interest	$55,435	$86,125

Non-cash investing activity
Settlement of advances to related parties as part of Insight acquisition	$313,438	$—
Issuance of options in connection with Insight acquisition	46,500	—
Due to seller in connection with CoreVision acquisition		1,070,000

Non-cash financing activity
Unrealized loss on available for sale investments	$—	$30,644

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2005 and 2006

1.	Summary of Significant Accounting Policies

Basis of Presentation

The unaudited consolidated financial statements of InnerWorkings, Inc. (the “Company,” formerly known as InnerWorkings, LLC) included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. These interim consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s most recent audited financial statements.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment review purposes, the Company has one reporting unit. In the first step the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists and non-compete agreements, which are being amortized on the straight-line basis over their estimated useful lives of 15 years and five years, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of the intangible assets:

	December 31, 2005	September 30, 2006	Weighted- Average Life
Customer lists	$925,485	$3,522,485	13.6 years
Noncompete agreement	242,000	351,000	4.1 years

	1,167,485	3,873,485
Less accumulated amortization	(236,711)	(429,550)

Intangible assets, net	$930,774	$3,443,935

Amortization expense related to these intangible assets was $95,895 and $192,839 for the three and nine months ended September 30, 2006, respectively.

The estimated amortization expense for the next five years is as follows:

2006 (remaining 3 months)	$95,896
2007	364,832
2008	333,040
2009	274,032
2010	261,932
Thereafter	2,114,203
$3,443,935

Stock-Based Compensation

During the nine month period ended September 30, 2006, the Company issued 1,262,050 options. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $311,230 in compensation expense for the nine month period ended September 30, 2006.

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure requirements of Financial Accounting Standards Board (FASB) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – An Amendment of FASB Statement No. 123. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, the Company continues to account for nonvested equity awards outstanding at the date of adopting Statement 123 (R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. As of December 31, 2005, all options granted under APB No. 25 had exercise prices which were equal to or exceeded fair value on the date of the grant and therefore no compensation expense was recorded.

In May 2006, the Company cancelled contingent options to purchase 300,000 shares of common stock previously granted to John R. Walter, the Chairman of the Board, and granted Mr. Walter new options to purchase 400,000 shares of common stock, and the Company cancelled contingent options to purchase 600,000 shares of common stock previously granted to Steven E. Zuccarini, the Chief Executive Officer, and granted Mr. Zuccarini new options to purchase 750,000 shares of common stock, in each case at an exercise price of $4.92 per share.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The cancellation of the outstanding contingent options and the related grant of new options was accounted for as a modification in accordance with SFAS No. 123 (R). These options will vest ratably over six years. The Company calculates compensation expense under SFAS No. 123 (R) based on the Black-Scholes value of options at the time of grant and records compensation expense in equal amounts as the options vest. The Company engaged an independent valuation specialist to perform, contemporaneous with the granting of the above options, an appraisal of the fair market value of the common shares as of May 8, 2006. It determined the fair value to be $5.35 per share on that date.

The following assumptions were utilized in the valuation for options granted in 2006:

Dividend yield	—%
Risk-free interest rate	4.63 - 5.02%
Expected life	5 years
Volatility	33.5%

To value option grants prior to January 1, 2006, the Company used the minimum value method. Net income on a pro forma basis for the three and nine-month periods ended September 30, 2005, as if compensation expense for employee option-based awards were determined using the minimum value method, is as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$1,604,011	$3,333,066
Pro forma adjustment:
Stock-based compensation, included in net income	—	87,500
Compensation expense	(20,727)	(132,642)

Pro forma net income	$1,583,284	$3,287,924

Net income per share, as reported
Basic	$0.04	$0.09
Diluted	$0.04	$0.09
Pro forma net income per share:
Basic	$0.04	$0.09
Diluted	$0.04	$0.09

To value option grants in accordance with SFAS No. 123, the Company used the minimum value method. The minimum values of the options issued were immaterial. The following assumptions were utilized in the valuation for options granted:

Dividend yield	— %
Risk-free interest rate	3.2% - 4.2%
Expected life	3 years

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 1,600,000 Series D preferred shares were excluded from the calculation for the three and nine months ended September 30, 2005 as they were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2005 and 2006 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2006	2005	2006
Numerator:
Net income	$1,604,011	$2,367,220	$3,333,066	$4,912,971
Preferred stock dividends	(170,625)	(293,740)	(583,789)	(1,408,740)

Numerator for basic earnings per share	1,433,386	2,073,480	2,749,277	3,504,231

Effect of dilutive securities:
Preferred stock dividends	20,625	293,740	61,875	1,408,740

	20,625	293,740	61,875	1,408,740

Numerator for diluted earnings per share	$1,454,011	$2,367,220	$2,811,152	$4,912,971

Denominator:
Denominator for basic earnings per share- weighted-average shares	31,926,375	34,222,084	30,700,624	27,517,682

Effect of dilutive securities:
Convertible preferred shares	937,500	6,634,953	937,500	6,759,228
Employee stock options	271,245	2,695,395	251,700	2,526,837

Dilutive potential common shares	1,208,745	9,330,348	1,189,200	9,286,065

Denominator for dilutive earnings per share	33,135,120	43,552,432	31,889,824	36,803,747

Basic earnings per share	$0.04	$0.06	$0.09	$0.13

Diluted earnings per share	$0.04	$0.05	$0.09	$0.13

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Earnings Per Share

Pro forma earnings per share is calculated by dividing the pro forma net income by weighted average number of common shares outstanding. The shares used in computing pro forma earnings per share have been adjusted to reflect shares assumed to have been issued resulting in the conversion of the preferred shares to common shares.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Numerator:
Historical net income applicable to common shareholders	$1,433,386	$2,073,480	$2,749,277	$3,504,231

Effect of pro forma adjustments:
Provision for income taxes	(625,564)	—	(1,299,896)	—
Preferred stock dividends	—	293,740	—	1,408,740

	(625,564)	293,740	(1,299,896)	1,408,740

Pro forma numerator for basic and diluted earnings per share	$807,822	$2,367,220	$1,449,381	$4,912,971

Denominator:
Historical denominator for basic earnings per share- weighted-average shares	31,926,375	34,222,084	30,700,624	27,517,682

Effect of pro forma adjustments:
Conversion of preferred to common shares	—	6,352,615	—	10,587,692

Denominator for pro forma basic earnings per share	31,926,375	40,574,699	30,700,624	38,105,374

Effect of dilutive securities:
Employee stock options	271,245	2,695,395	251,700	2,526,837

Denominator for pro forma diluted earnings per share	32,197,620	43,270,094	30,952,324	40,632,211

Pro forma basic earnings per share	$0.03	$0.06	$0.05	$0.13

Pro forma diluted earnings per share	$0.03	$0.05	$0.05	$0.12

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

3.	Series E Preferred Shares and Redemption of Class A Common

In January 2006, the Company issued 10,167,730 shares of Series E preferred stock in exchange for $50,000,000 in cash, or $4.92 per share. The Company retained $10,000,000 for working capital and general corporate purposes, and used the remaining $40,000,000 to redeem shares held by certain existing shareholders. The Series E preferred shares accrued preferential cumulative dividends at an annual rate of 4%. The Series E preferred shares were also entitled to a liquidation preference over the other junior preferred and common stock shareholders in an amount equal to 50% of the original purchase price per share plus any accrued but unpaid dividends. As a result of the Company’s initial public offering completed in August 2006, the 10,167,730 Series E preferred shares were converted into 10,167,730 shares of common stock. In addition, $1,263,441 in accrued dividends were paid to and a $500,000 preference payment was made to the Series E shareholders.

The terms and conditions relating to the issuance of Series E preferred stock and related redemption transactions were determined through arms-length negotiations among the Series E preferred investors, the holders of a majority of the common shares and the Company. As part of the arms-length negotiations, the parties agreed that $40 million of the Series E investment would be used to redeem shares of common stock on a pro rata basis at $4.92 per share. In particular, the parties agreed on the ownership percentages that the shares of Series E preferred stock and common stock, each as a class, would represent in the Company on a post-transaction basis. This ownership percentage, rather than relative priority or dividend rights, was the key factor in determining the redemption price. To arrive at the appropriate ownership percentage for the holders of common stock, it was determined that $40 million of the Series E investment proceeds would redeem 8,130,081 shares of common stock at a redemption price of $4.92 per share. A redemption price of more or less than $4.92 per share would have resulted in the holders of common stock, as a class, owning a larger or smaller percentage of the Company, on a post-transaction basis, than was agreed to in the arms-length negotiations relating to the Series E investment.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

4.	Income Taxes

The provision for income taxes consists of the following components:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Current
Federal	$894,877	$2,495,476
State	210,957	545,721

Total current	1,105,834	3,041,197

Deferred
Federal	364,002	168,110
State	51,389	6,020

Total deferred	415,391	174,130

Income tax expense	$1,521,225	$3,215,327

The provision for income taxes for the three and nine months ended September 30, 2006 differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income because of the effect of the following items:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Tax expense at U.S. federal income tax rate	$1,321,543	$2,763,093
State income taxes, net of federal income tax effect	184,746	390,084
Recognition of deferred taxes upon conversion to corporation	—	29,253
Nondeductible expenses and other	14,936	32,897

Income tax expense	$1,521,225	$3,215,327

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

At September 30, 2006, the Company’s deferred tax assets and liabilities consisted of the following:

September 30, 2006
Current deferred tax assets:
Reserves and allowances	$101,242
Deferred revenue	745,516
Other	(117,049)

Total current deferred tax assets	729,709

Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	12,511,943
Less: Valuation allowance	(6,603,184)
Other	120,757
Acquired intangible assets	20,473

Total noncurrent deferred tax assets	6,049,989

Total deferred tax assets	6,779,698

Noncurrent deferred tax liabilities:
Fixed assets	(350,249)

Total deferred tax liabilities	(350,249)

Net deferred tax asset	$6,429,449

Net current deferred tax asset	$729,709
Net noncurrent deferred tax asset	5,699,740

Net deferred tax asset	$6,429,449

On January 3, 2006, the Company converted from an LLC to a “C” corporation. In connection with this conversion, the Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. As a result of the $40,000,000 share redemption (see note 3), the tax basis of the Company increased resulting in the recognition of a deferred tax asset of $13,200,000, for which a valuation allowance of $6,600,000 was recorded with a corresponding net increase to additional paid in capital of $6,600,000.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

5.	Acquisitions

Graphography Acquisition

On May 31, 2006, we acquired Graphography Limited LLC, a provider of production management services including print procurement and promotion services located in New York. Through this acquisition, we added two significant enterprise clients and established a presence in the New York market, which we view as an important step in the achievement of our geographic expansion objectives. The acquisition price, net of cash acquired, consisted of $4,525,000 in cash paid on May 31, 2006 and up to an additional $3,000,000 in cash payable contingent on the revenue generated by Graphography on or prior to May 31, 2010. Any contingent payments will be recorded as additional goodwill on the balance sheet. Approximately $2,100,000 of the goodwill will be deductible for tax purposes. The Company also assumed certain contractual operating lease obligations.

The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition. The customer lists have an average weighted life of 15 years and the non-compete agreements have an average weighted life of 2 years. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decrease to amounts previously reported.

Current assets (including cash acquired of $1,549,071)	$7,357,491
Property and equipment	24,283
Customer list	2,597,000
Non-compete agreements	109,000
Goodwill	2,117,650
Liabilities assumed	(7,680,424)

Net purchase price	$4,525,000

The following unaudited pro forma information presents a summary of our consolidated statements of operations for the three and nine months ended September 30, 2005 and 2006 as if we had acquired Graphography as of the beginning of each period presented.

	Three months ended September 30		Nine months ended September 30
	2005	2006	2005	2006
Revenue	$30,183,021	$41,784,814	$74,527,920	$109,999,383
Income from operations	1,864,792	3,639,992	3,887,899	7,843,327
Net income	1,869,222	2,367,220	3,911,255	4,943,917

Basic income per share	$0.05	$0.06	$0.11	$0.13
Diluted income per share	$0.05	$0.05	$0.10	$0.12

CoreVision Acquisition

On September 1, 2006, we acquired CoreVision, Inc., a provider of production management services including print procurement and promotion services located in Carol Stream, Illinois, with sales offices located in Grand Rapids, Michigan and Kansas City, Missouri. Through this acquisition, we added 15 sales executives, including our

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

first sales executives in the states of Michigan and Missouri. We believe this acquisition will continue to support our geographic expansion objectives. The acquisition price, net of cash acquired, consisted of approximately $1,080,000 in cash, $10,000 paid in September 2006 and the remaining $1,070,000 to be paid over the next 11 months. There is up to an additional $2,500,000 in cash payable contingent on the gross profit generated by CoreVision on or prior to December 31, 2009. Any contingent payments will be recorded as additional goodwill on the balance sheet. The Company also assumed certain contractual operating lease obligations.

The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decrease to amounts previously reported.

Current assets	$2,913,103
Property and equipment	238,752
Other assets	45,826
Goodwill	2,374,704
Liabilities assumed	(4,492,385)

Net purchase price	$1,080,000

The results of CoreVision’s operations do not have a material impact on the Company’s financials. As a result, summary pro forma financial information is not provided.

6.	Conversion to InnerWorkings, Inc.

On January 3, 2006, the Company completed its conversion to a corporate structure whereby InnerWorkings, LLC converted to InnerWorkings, Inc. As a result, each voting Class A common unit of the LLC converted to a fully paid share of Class A Common Stock, with a par value of $0.0001 per share. The non-voting Class A common units converted to a fully paid share of Class B Common Stock, with a par value of $0.0001 per share. In addition, each B and D preferred unit of the LLC converted to fully paid shares of Series B and Series D Preferred Stock, respectively, both with a par value of $0.0001 per share. In connection with the conversion, the undistributed losses as of the conversion date were reclassified to additional paid in capital.

7.	SNP Transaction

In March 2006, the Company entered into an agreement with SNP Corporation Ltd. to grant a non-exclusive, non-transferable license to use certain non-core applications of the Company’s software in China, Singapore and Hong Kong. Pursuant to the terms of the agreement, SNP paid the Company $1,000,000 in five monthly installments of $200,000, beginning in April 2006. The initial term of the agreement is one year and is automatically renewed for successive one-year terms in the absence of a termination by either party. The revenue for this license agreement is being recognized ratably over the 12-month initial term of the agreement. In the event the agreement is renewed, SNP will pay the Company 1% of the gross revenue for all transactions processed through the licensed software during the term of the agreement. In addition, in April 2006, the Company sold 254,065 shares of its Class A common stock to SNP at a price of $4.92 per share for a total purchase price of $1,250,000 million.

8.	Related Parties

In November 2003, the Company entered into a consulting agreement with Zion Consulting, Inc., a business consulting firm. Under the terms of the consulting agreement, the Company paid $22,500, $67,500 and $79,600 to Zion Consulting for services rendered during the three and nine months ended September 30, 2005 and nine months ended September 30, 2006, respectively. The sole shareholder and president of Zion Consulting is the spouse of one of the Company’s stockholders. We terminated this agreement as of June 30, 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, LLC (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results, for $125,000. The remaining investors in Echo include certain shareholders and directors of IW, as well as key members of the Company’s management team. The Company provides general management services to Echo, including financial management, legal, accounting, tax, treasury services, employee benefit plan and marketing services, which are billed based on the percentage of time the Company’s employees spend on these services. The total amount billed for general management services during the three and nine months ended September 30, 2006 was $9,856, $29,152, respectively. In addition, Echo provided transportation services to the Company during 2006. As consideration for these services, Echo billed the Company $209,650, $519,996 for the three and nine months ended September 30, 2006, respectively. The Company also sub-leases a portion of our office space to Echo. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leases approximately 20% of our office space for approximately $7,500 per month.

The Company sub-leases a portion of our office space to Incorp, LLC, our largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp pursuant to which Incorp leases approximately 20% of our office space for approximately $7,500 per month.

9.	Initial Public Offering

In August 2006, we completed our initial public offering (IPO) in which we sold 10,590,000 common shares at a price to the public of $9.00 per share. 7,060,000 shares were sold by the Company and 3,530,000 shares were sold by the selling shareholders. The net proceeds to us from the IPO, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, were approximately $46.8 million. In connection with the IPO, we recapitalized all of our outstanding shares of capital stock into shares of our common stock on a one-for-one basis.

10.	Recently Issued Accounting Pronouncements

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the FIN 48 effective January 1, 2007 and has not yet determined the impact, if any, this adoption will have.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

11.	Subsequent Events

Applied Graphics Acquisition

In October 2006, we acquired Applied Graphics, Inc., a provider of production management and print-on-demand services with locations in California and Hawaii. The acquisition price consisted of $7,000,000 in cash paid in October 2006 and up to an additional $4,850,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Applied Graphics on or prior to September 30, 2008.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading provider of print procurement solutions to corporate clients in the United States. Utilizing our proprietary technology and database, as well as our extensive domain expertise, we create a competitive bid process to procure, purchase and deliver printed products as part of a comprehensive outsourced enterprise solution and in individual transactions. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

Our proprietary software applications and database, PPM4™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with the supplier that is optimally suited to meet the client’s needs at a highly competitive price. Our procurement managers use PPM4™ to manage the print procurement process from end-to-end.

In August 2006, we completed our initial public offering (or IPO) in which we sold 10,590,000 common shares at a price to the public of $9.00 per share. 7,060,000 shares were sold by the Company and 3,530,000 shares were sold by certain stockholders of the Company. The net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, which were received on August 18, 2006, were approximately $46.8 million.

In September 2006, we acquired CoreVision Group, Inc., a provider of end-to-end marketing solutions including design, print, promotional products and fulfillment services located in Carol Stream, Illinois. Through this acquisition, we added 15 sales executives, including our first sales executives in the states of Michigan and Missouri. We believe this acquisition will continue to support our geographic expansion objectives. The acquisition consideration for CoreVision consisted of approximately $1.080 million, $10,000 in cash and the remaining $1.070 million to be paid over the next 11 months. In addition, the former owner of CoreVision is eligible to receive up to an additional $2.5 million based on the gross profit generated by CoreVision on or prior to December 31, 2009. Our results of operations during the nine months ended September 30, 2006 include CoreVision’s results of operations in September 2006. Our results of operations in future periods will include CoreVision’s results of operations for the entire periods.

Recent Developments

Applied Graphics Acquisition. In October 2006, we acquired Applied Graphics, Inc., a provider of print management and print-on-demand services, headquartered in San Rafael, California. We believe that the Applied Graphics acquisition compliments our growth strategy of building our business in new geographic areas. As a result of the acquisition, we established a significant presence in the West Coast market with sales executives in California, Hawaii and Nevada. Applied Graphics adds 35 new sales executives with existing books of business and an additional 1,000 transactional clients, which significantly expands our pipeline of clients to which we can market our enterprise solution. Applied Graphics also adds approximately 500 new suppliers that can provide printing services to our existing clients.

The acquisition consideration for Applied Graphics consisted of approximately $7.0 million in cash paid on October 11, 2006. In addition, the former owners of Applied Graphics will receive:

•	$1.925 million if gross profit generated by Applied Graphics from October 1, 2006 to September 30, 2007 equals or exceeds $9.65 million,

•	$1.925 million if gross profit generated by Applied Graphics from October 1, 2006 to September 30, 2008 equals or exceeds $19.3 million,

•	$500,000 if earnings before interest, taxes, depreciation and amortization (“EBITDA”) generated by Applied Graphics from October 1, 2006 to September 30, 2007 equals or exceeds $2.5 million, or a portion thereof if EBITDA is between $2.25 million and $2.5 million during that period, and

•	$500,000 if EBITDA generated by Applied Graphics from October 1, 2007 to September 30, 2008 equals or exceeds $2.8 million, or a portion thereof if EBITDA is between $2.25 million and $2.8 million during that period.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $99.4 million and $54.6 million during the nine months ended September 30, 2006 and September 30, 2005, respectively, an increase of 81.9%. As our revenue has grown, our growth rates have decreased. We expect this trend to continue as our revenue increases. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of September 30, 2006, we had 86 enterprise clients and, from our inception through September 30, 2006, we have served over 1,800 transactional clients. During the nine months ended September 30, 2006, enterprise clients accounted for 77% of our revenue, while transactional clients accounted for 23% of our revenue.

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of transactional clients, is negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from the supplier to a destination specified by the client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins we typically realize in our transactional business. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be more profitable than our transactional business on an operating profit basis because the commission expense associated with enterprise jobs is generally lower.

The print industry has historically been subject to seasonal sales fluctuations because a substantial number of print orders are placed for the year-end holiday season. We have historically experienced seasonal client buying patterns with a higher percentage of our revenue being earned in our third and fourth quarters. We expect these seasonal revenue patterns to continue.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. We have early pay discount terms with several of our key suppliers. As we continue to take advantage of the early pay terms, it reduces our overall cost of good sold. Our gross profit for the nine months ended September 30, 2006 and 2005 was $21.1 million and $11.3 million, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 22.0% and 27.0% during the nine months ended September 30, 2006 and 2005, respectively. The decrease in commissions as a percentage of gross profit is the result of a higher concentration of revenue from enterprise accounts. For the nine months ended September 30, 2006, 77% of our revenue was generated from enterprise accounts compared to 66% for the nine months ended September 30, 2005. Commission rates as a percentage of gross profit are generally lower for enterprise accounts.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance net of accrued earned commissions not yet paid was $1.6 million as of September 30, 2006 and $1.2 million as of September 30, 2005.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, corporate systems, and accounting, legal, facilities and travel and entertainment expenses. We have been able to manage our business with relatively low general and administrative expenses. General and administrative expenses as a percentage of revenue were 8.2% and 8.6% for the nine months ended September 30, 2006 and 2005, respectively. The decrease in general and administrative expenses as a percentage of revenue reflects our ability to add clients and account executives without incurring a corresponding increase in our general and administrative expenses.

We agree to provide our clients with printed products that conform to the industry standard of a “commercially reasonable quality,” and our suppliers in turn agree to provide us with products of the same quality. In addition, the quotes we execute with our clients include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations.

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was $28,000 and $115,000 for the nine months ended September 30, 2006 and 2005, respectively.

Our income from operations for the nine months ended September 30, 2006 and 2005 was $7.8 million and $3.3 million, respectively.

Comparison of three months ended September 30, 2006 and 2005

Revenue

Our revenue increased by $18.3 million, or 78.1%, from $23.5 million during the three months ended September 30, 2005 to $41.8 million during the three months ended September 30, 2006. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $11.9 million, or 61.8%, from $19.3 million during the three months ended September 30, 2005 to $31.2 million during the three months ended September 30, 2006. As of September 30, 2006, we had 86 enterprise clients under contract compared to 64 enterprise clients under contract as of September 30, 2005. Additionally, revenue from transactional clients increased by $6.4 million, or 152.9%, from $4.2 million during the three months ended

September 30, 2005 to $10.6 million during the three months ended September 30, 2006. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 60, or 111.1%, from 54 as of September 30, 2005 to 114 as of September 30, 2006.

Cost of goods sold

Our cost of goods sold increased by $13.6 million, or 72.7%, from $18.7 million during the three months ended September 30, 2005 to $32.2 million during the three months ended September 30, 2006. The increase reflects the revenue growth during the three months ended September 30, 2006. Our cost of goods sold as a percentage of revenue decreased from 79.6% during the three months ended September 30, 2005 to 77.2% during the three months ended September 30, 2006. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the three months ended September 30, 2005, 82% of our revenue was generated from enterprise accounts compared to 75% during the three months ended September 30, 2006. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.4% during the three months ended September 30, 2005 to 22.8% during the three months ended September 30, 2006. The increase is the result of a higher concentration of business from transaction accounts as well as early pay discounts with many of our suppliers.

Selling, general and administrative expenses

Commission expense increased by $1.0 million, or 75.4%, from $1.3 million during the three months ended September 30, 2005 to $2.3 million during the three months ended September 30, 2006. As a percentage of gross profit, commission expense decreased from 27.3% during the three months ended September 30, 2005 to 24.1% during the three months ended September 30, 2006. The decrease is a result of a higher concentration of business from clients with lower commission rates.

General and administrative expense increased by $1.6 million, or 88.4%, from $1.8 million during the three months ended September 30, 2005 to $3.4 million during the three months ended September 30, 2006. General and administrative expense increased as a percentage of revenue from 7.6% during the three months ended September 30, 2005 to 8.1% during the three months ended September 30, 2006. The increase is due to the non-cash compensation expense of $198,000 resulting from the adoption of SFAS 123 (R), which was 0.5% of revenue during the three months ended September 30, 2006. Without this compensation expense, general and administrative expense as a percentage of revenue would have been 7.6%.

Depreciation and amortization

Depreciation and amortization expense increased by $135,000, or 128.3%, from $105,000 during the three months ended September 30, 2005 to $240,000 during the three months ended September 30, 2006. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1 during 2005. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our purchase of Graphography LLC in May 2006.

Income from operations

Income from operations increased by $2.0 million, or 128.2%, from $1.6 million during the three months ended September 30, 2005 to $3.6 million during the three months ended September 30, 2006. As a percentage of revenue, income from operations increased from 6.8% during the three months ended September 30, 2005 to 8.7% during the three months ended September 30, 2006. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin and an increase in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $240,000 from $9,000 during the three months ended September 30, 2005 to $249,000 during the three months ended September 30, 2006. The significant increase is due to an increase in interest income from $19,000 during the three months ended September 30, 2005 to $315,000 during the three months ended September 30, 2006. The increase in interest income is largely a result of the capital raised in connection with our initial public offering in which we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $46.8 million. These proceeds were invested in money market funds from the receipt date through September 30, 2006.

Provision for income taxes

Provision for income taxes increased by $1.5 million from zero during the three months ended September 30, 2005 to $1.5 million during the three months ended September 30, 2006. The provision for income taxes was zero during the three months ended September 30, 2005 because we were a limited liability company (LLC) and, as a result, did not pay income taxes. The income of the Company flowed through to the members of the LLC. We converted from an LLC to a corporation on January 3, 2006. As a result, we have a provision for federal and state income taxes for the three months ended September 30, 2006.

We used $40 million of the $50 million we received in exchange for the issuance of our Series E preferred stock to redeem Class A common shares held by our existing stockholders in connection with our conversion from a limited liability company to a corporation. The cash distribution was taxable to our stockholders and resulted in a $34.0 million step-up in the basis of our assets for tax purposes. As a result of the $34.0 million step-up, we recognized a deferred tax asset of $13.2 million, for which we recorded a valuation allowance of $6.6 million and a corresponding net increase to additional paid in capital of $6.6 million. For the three months ended September 30, 2006, the provision for federal and state income taxes was $1.5 million, resulting in an effective tax rate of 39%.

Net income

Net income increased by $763,000, or 47.6%, from $1.6 million during the three months ended September 30, 2005 to $2.4 million during the three months ended September 30, 2006. Net income as a percentage of revenue decreased from 6.8% during the three months ended September 30, 2005 to 5.7% during the three months ended September 30, 2006. This is the result of recording no tax provision during the three months ended September 30, 2005 as we were an LLC. Pretax income as a percentage of revenue increased to 9.3% during the three months ended September 30, 2006 compared to 6.8% during the three months ended September 30, 2005. The increase in pretax income as a percentage of revenue is largely a result of improved gross profit margin from 20.4% during the three months ended September 30, 2005 to 22.8% during the three months ended September 30, 2006.

Comparison of nine months ended September 30, 2006 and 2005

Revenue

Our revenue increased by $44.7 million, or 81.9%, from $54.6 million during the nine months ended September 30, 2005 to $99.4 million during the nine months ended September 30, 2006. Our revenue growth reflects an increase in our enterprise business. We increased our business from enterprise clients to 77% of our revenue during the nine months ended September 30, 2006, up from 66% of our revenue during the nine months ended September 30, 2005. Our revenue from enterprise clients increased by $40.1 million, or 111.2%, from $36.1 million during the nine months ended September 30, 2005 to $76.2 million during the nine months ended September 30, 2006. As of September 30, 2006, we had 86 enterprise clients under contract compared to 64 enterprise clients under contract as of September 30, 2005. In addition, we continued to hire or acquire experienced sales executives with existing books of business. We increased our number of sales executives by 60, or 111.1%, from 54 as of September 30, 2005 to 114 as of September 30, 2006.

Cost of goods sold

Our cost of goods sold increased by $34.9 million, or 80.4%, from $43.4 million during the nine months ended September 30, 2005 to $78.2 million during the nine months ended September 30, 2006. The increase reflects the revenue growth during the nine months ended September 30, 2006. Our cost of goods sold as a percentage of revenue decreased from 79.4% during the nine months ended September 30, 2005 to 78.7% during the nine months ended September 30, 2006. The decrease is a result of a greater concentration of higher gross profit margin enterprise business. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.6% during the nine months ended September 30, 2005 to 21.3% during the nine months ended September 30, 2006. The increase is the result of a greater concentration of higher margin transactional clients as well as early pay discounts with many of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $1.7 million, or 53.0%, from $3.0 million during the nine months ended September 30, 2005 to $4.7 million during the nine months ended September 30, 2006. As a percentage of revenue, commission expense decreased from 5.6% during the nine months ended September 30, 2005 to 4.7% during the nine months ended September 30, 2006. The decrease is a result of a higher concentration of business with enterprise clients. Historically, lower commission rates have been paid on our enterprise business.

General and administrative expense increased by $3.4 million, or 73.9%, from $4.7 million during the nine months ended September 30, 2005 to $8.1 million during the nine months ended September 30, 2006. General and administrative expense decreased as a percentage of revenue from 8.6% during the nine months ended September 30, 2005 to 8.2% during the nine months ended September 30, 2006. The decrease is primarily due to a decrease in salaries and benefits as a percentage of revenue. Salaries and benefits decreased as a percentage of revenue from 5.4% during the nine months ended September 30, 2005 to 5.0% during the nine months ended September 30, 2006. The decrease reflects our ability to add clients and account executives to increase our revenue without incurring a corresponding increase in our general and administrative expense.

Depreciation and amortization

Depreciation and amortization expense increased by $318,000, or 124.6%, from $256,000 during the nine months ended September 30, 2005 to $574,000 during the nine months ended September 30, 2006. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1 during 2005. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our purchase of the remaining 49% ownership interest in Insight, LLC in March 2005 and our purchase of Graphography LLC in May 2006.

Income from operations

Income from operations increased by $4.5 million, or 136.0%, from $3.3 million during the nine months ended September 30, 2005 to $7.8 million during the nine months ended September 30, 2006. As a percentage of revenue, income from operations increased from 6.0% during the nine months ended September 30, 2005 to 7.8% during the nine months ended September 30, 2006. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin and a decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $306,000 from $33,000 during the nine months ended September 30, 2005 to $339,000 during the nine months ended September 30, 2006. The significant increase is due to an increase in interest income from $54,000 during the nine months ended September 30, 2005 to $492,000 during the nine months ended September 30, 2006. The increase in interest income is largely a result of the capital raised in connection with our initial public offering in which we sold 7,060,000 shares of our common stock with net proceeds to us after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $46.8 million. These proceeds were invested in money market funds from the receipt date through September 30, 2006.

Provision for income taxes

Provision for income taxes increased by $3.2 million from zero during the nine months ended September 30, 2005 to $3.2 million during the nine months ended September 30, 2006. The provision for income taxes was zero during the nine months ended September 30, 2005 because we were a limited liability company (LLC) and, as a result, did not pay income taxes. The income of the company flowed through to the members of the LLC. We converted from an LLC to a corporation on January 3, 2006. As a result, we have a provision for federal and state income taxes for the nine months ended September 30, 2006.

We used $40 million of the $50 million we received in exchange for the issuance of our Series E preferred stock to redeem Class A common shares held by our existing stockholders in connection with our conversion from a limited liability company to a corporation. The cash distribution was taxable to our stockholders and resulted in a $34.0 million step-up in the basis of our assets for tax purposes. As a result of the $34.0 million step-up, we recognized a deferred tax asset of $13.2 million, for which we recorded a valuation allowance of $6.6 million and a corresponding net increase to additional paid in capital of $6.6 million. For the nine months ended September 30, 2006, the provision for federal and state income taxes was $3.2 million, resulting in an effective tax rate of 39%.

Net income

Net income increased by $1.6 million, or 47.4%, from $3.3 million during the nine months ended September 30, 2005 to $4.9 million during the nine months ended September 30, 2006. Net income as a percentage of revenue decreased from 6.1% during the nine months ended September 30, 2005 to 4.9% during the nine months ended September 30, 2006. This is a result of no tax provision during the nine months ended September 30, 2005 as we were an LLC. Pretax income as a percentage of revenue increased to 8.2% during the nine months ended September 30, 2006 compared to 6.1% during the nine months ended September 30, 2005. The increase in pretax income as a percentage of revenue is largely a result of improved operating profit. Selling, general and administrative expenses as a percentage of revenue decreased from 14.1% during the nine months ended September 30, 2005 to 12.9% during the nine months ended September 30, 2006.

Liquidity and Capital Resources

In connection with our initial public offering, we raised approximately $46.8 million net of underwriters’ discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit. At September 30, 2006, we had $44.3 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of asset- and mortgage-backed securities, U.S. government and agency securities and domestic and foreign corporate bonds. Historically, we have financed our operations through private sales of common and preferred equity, bank loans and internally generated positive cash flow. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2006 was $7.9 million and primarily consisted of net income of $4.9 million and $12.8 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $10.7 million due to revenue growth with an increase in accounts payable of only $.6 million due to early payment to many of our suppliers.

Cash provided by operating activities in the nine months ended September 30, 2005 was $3.2 million and consisted of net income of $3.3 million and $100,000 used in working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts payable of $4.9 million offset by an increase in prepaid expenses of $3.5 million, an increase in accounts receivable of $1.2 million and an increase in unbilled revenue of $1.3 million.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2006 of $14 million was attributable to purchases of marketable securities of $10 million with a portion of the net proceeds received from our IPO, cash paid for acquisitions of $3 million and capital expenditures of $1 million.

Cash used in investing activities for the nine months ended September 30, 2005 of $1.6 million was primarily attributable to purchases of marketable securities of $760,000, with a portion of the net proceeds received from our Series D round of financing in February 2005 and capital expenditures of $700,000.

Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2006 of $53.2 million was primarily attributable to the net proceeds received from our IPO, after preference payments, dividend payments and repayment of outstanding indebtedness under the line of credit, of approximately $46.8 million and the proceeds received from our Series E round of financing, net of the subsequent share repurchase, of approximately $10.0 million.

Cash used in financing activities in the nine months ended September 30, 2005 of $968,000 was primarily attributable to payment of distributions of $1.4 million and payment of dividends on preferred shares of $821,000. This was offset by the net proceeds received from our Series D round of financing of approximately $2.2 million.

We anticipate spending between $1.2 million and $1.6 million for the full year 2006 on capital expenditures, including new hardware and software and the capitalization of internal software costs. Our capital expenditures historically consisted of purchases of resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since our inception, we have generally funded capital expenditures either through the use of working capital or with capital leases.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line was unused as of September 30, 2006. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

We anticipate that our operating expenses and planned capital expenditures will constitute a material use of cash. In addition, we may continue to utilize cash to fund acquisitions of or strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and amounts available under our line of credit should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

As of September 30, 2006, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Line of credit	$2,924	$2,924	$—	$—	$—
Capital lease obligations	465	131	174	160	—
Operating lease obligations	8,220	545	1,389	1,730	4,556

Total	$11,609	$3,600	$1,563	$1,890	$4,556

Recent Accounting Pronouncements

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes”. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company intends to adopt the FIN 48 effective January 1, 2007 and has not yet determined the impact, if any, this adoption will have.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements often are proceeded by words such as “believes,” “expects,” “may,” “anticipates,” “plans,” “intends,” “assumes,” “will,” or similar expressions. Forward-looking statements reflect management’s current expectations as of the date of this report and involve certain risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors. Some of the factors that could cause future results to materially differ from the recent results or those projected in forward-looking statements include the risks disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (Registration No. 333-133950), which was declared effective by the SEC on August 15, 2006, and the risks disclosed in Part 2: Other Information—Item 1A: Risk Factors of this report.

Item 3: Quantitative and Qualitative Disclosure about Market Risk

Commodity Risk

We are dependent upon the availability of paper and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depends on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather.

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of all of our investments as of September 30, 2006 was less than three months. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

We do not use derivate financial instruments for speculative trading purposes.

Item 4: Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART 2: OTHER INFORMATION

Item 1A: Risk Factors

Other than with respect to the risk factor below, there have been no material changes from the risks disclosed in the “Risk Factors” section of our Registration Statement on Form S-1, as amended (Registration No. 333-133950), which was declared effective by the SEC on August 15, 2006.

There are risks that our acquisitions of CoreVision, Inc. and Applied Graphics, Inc. could disrupt our business and harm our financial condition. These risks include:

•	problems with integrating CoreVision’s and Applied Graphics’ operations and technologies with our business;

•	distraction and diversion of management time and attention from our existing core business;

•	inability to retain business relationships with CoreVision’s and Applied Graphics’ customers; and

•	inability to retain key employees of CoreVision and Applied Graphics.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

In August 2006, we completed our initial public offering of shares of our common stock. On August 18, 2006, we offered and sold 7,060,000 shares of our common stock and certain stockholders offered and sold 3,530,000 shares of our common stock at a price of $9.00 per share. The offer and sale of these shares were registered under the Securities Act of 1933, as amended, pursuant to our Registration Statement on Form S-1, as amended (File No. 333-133950), which was declared effective by the SEC on August 15, 2006. The managing underwriters of this offering were Morgan Stanley & Co. Incorporated, Jefferies & Company, Piper Jaffray & Co., William Blair & Company, L.L.C. and Morgan Joseph & Co. Inc. On August 22, 2006, certain selling stockholders offered and sold an additional 1,588,500 shares of our common stock at a price of $9.00 per share pursuant to the underwriters’ over-allotment option.

Our portion of the net proceeds, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, from the initial public offering was approximately $46.8 million. In connection with the offering, we paid underwriting discounts and commissions of approximately $4.61 million and paid approximately $2.6 million in offering expenses. We did not receive any proceeds for the sale of the 3,530,000 shares by certain selling stockholders or the 1,588,500 shares sold by certain selling stockholders pursuant to the underwriters’ over-allotment option.

We used approximately $2.5 million of our net proceeds from the offering to repay all outstanding principal and accrued interest owed under our line of credit. In addition, we used approximately $7.0 million of our net proceeds from this offering to make required preference and accrued dividend payments to the former holders of our Series B, D and E preferred shares. We have invested a portion of our net proceeds from the offering to expand our sales force and acquire CoreVision and Applied Graphics. We plan to invest the remaining proceeds to further expand our sales force, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

Item 4: Submission of Matters to a Vote of Security Holders

On July 31, 2006, our stockholders took action by written consent in lieu of a special meeting of the stockholders pursuant to Section 228 of the Delaware General Corporation Law. In that consent, our stockholders approved the recapitalization of our capital stock, pursuant to which each outstanding share of our capital stock was converted into one share of our common stock. Additionally, our stockholders approved an amendment to our previous certificate of incorporation, our second amended and restated certificate of incorporation, our amended and restated by-laws and the InnerWorkings, Inc. 2006 Stock Incentive Plan. Holders of all of our then outstanding Class A common stock, Class B common stock, Series B preferred stock, Series D preferred stock and Series E preferred stock approved the foregoing matters. The recapitalization was effected on August 15, 2006.

Item 6: Exhibits

(a) The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 14, 2006	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: November 14, 2006	By:	/s/ Nicholas J. Galassi
Nicholas J. Galassi
Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.