Form 10-K
period 2006-12-31
INNERWORKINGS INC
filed 2007-03-30
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number: 000-52170

INNERWORKINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5997364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue, Suite 850

Chicago, Illinois 60610

Phone: (312) 642-3700

(Address (including Zip Code) and telephone number (including area code) of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Global Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

At June 30, 2006, there was no public market for the Registrant’s Common Stock.

As of March 30, 2007, the registrant had 47,455,698 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2006. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation and its subsidiaries.

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A and Part I, Item 7 entitled Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we will undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Company

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

Our proprietary software applications and database, PPM4 ™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we believe PPM4 ™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with the supplier that is optimally suited to meet the client’s needs at a highly competitive price. Our procurement managers use PPM4 ™ to manage the print procurement process from end-to-end.

Through our network of over 5,000 suppliers, we offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients fall into two categories, enterprise and transactional. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our transactional clients on an order-by-order basis. For the year ended December 31, 2006, enterprise and transactional clients accounted for 70% and 30% of our revenue, respectively. For the year ended December 31, 2005, enterprise and transactional clients accounted for 69% and 31% of our revenue, respectively.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. From our inception through December 31, 2006, we served over 3,100 clients, received approximately 140,000 bids and executed approximately 45,000 print jobs through 2,700 suppliers. We have increased our revenue from $5.0 million in 2002 to $160.5 million in 2006, representing a compound annual growth rate of 138%. In 2006, our revenue was $160.5 million, compared to $76.9 million in 2005.

Initial Public Offering

In August 2006, we completed an initial public offering of shares of our common stock. We offered and sold 7,060,000 shares of our common stock and certain selling stockholders offered and sold an additional 5,118,500 shares at a price of $9.00 per share. We did not receive any proceeds from the sale of the 5,118,500 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the initial public offering were approximately $55.8 million.

Follow-On Public Offering

In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $38.5 million.

Acquisitions

In March 2007, we acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. The acquisition consideration for Spectrum Printing Services consisted of approximately $2.8 million in cash paid in March 2007 and up to an additional $2.6 million subject to Spectrum Printing Services achieving specified EBITDA targets in 2007 and 2008.

In October 2006, we acquired Applied Graphics, Inc., a provider of print management and print-on-demand services headquartered in San Rafael, California. As a result of the acquisition, we believe we established a significant presence in the West Coast market with sales executives in California, Hawaii and Nevada. We added 35 sales executives, approximately 1,000 transactional clients and approximately 500 new suppliers. This significantly expanded our pipeline of clients to which we can market our enterprise solution.

The acquisition consideration for Applied Graphics consisted of approximately $7.0 million in cash paid in October 2006 and up to an additional $4.9 million contingent upon the attainment of specified gross profit and EBITDA targets by Applied Graphics on or prior to September 30, 2008.

In September 2006, we acquired CoreVision Group, Inc., a provider of end-to-end marketing solutions, including design, print, promotional products and fulfillment services, located in Carol Stream, Illinois. As a result of the acquisition, we added 15 sales executives, including our first sales executives in the states of Michigan and Missouri. The acquisition consideration for CoreVision consisted of approximately $1.1 million, $10,000 paid in September 2006 and the remaining $1.1 million to be paid in monthly installments through August 2007. In addition, the former owner of CoreVision is eligible to receive up to an additional $2.5 million in acquisition consideration based on gross profit generated by CoreVision on or prior to December 31, 2009. In accordance with the terms of the agreement, $666,000 of additional consideration was paid to the seller in January 2007 as the acquired Company met the gross profit target of $1.7 million from September 1, 2006 to December 31, 2006.

In May 2006, we acquired Graphography Limited LLC, a provider of production management services, including print procurement and promotional services. As a result of the acquisition, we established a significant presence in the New York market, which is the third largest print market in the United States. We acquired three additional sales executives as well as two additional lead production managers, and their corresponding production teams, with significant expertise in the areas of direct mail and promotional products.

The acquisition consideration for Graphography consisted of approximately $4.5 million in cash paid in May 2006. In addition, the former owners of Graphography will receive up to an additional $3.0 million in cash contingent upon revenue generated by Graphography from certain accounts on or prior to May 31, 2010.

Industry Overview

Our business of providing print procurement solutions intersects two large and growing industries, commercial printing and business process outsourcing, or BPO. Total shipments in the worldwide commercial print industry were approximately $373 billion in 2006 and are expected to increase by an average of $9 billion per year through 2010, according to a 2006 Datamonitor global commercial printing industry profile. The print industry includes the following product categories:

•	direct mail and other direct marketing materials;

•	basic business printing, including business forms, stationery and business cards;

•	promotional printing, which includes brochures, direct mail and catalogs;

•	publications, including magazines, books and directories;

•	bill of material printing, which consists of customized packaging, labels and other shipping materials;

•	promotional products, such as t-shirts, calendars and advertisements;

•	warehousing, pick and pack distribution and print on demand; and

•	multimedia, including CDs and DVDs.

In addition, the U.S. print industry is highly fragmented, with an estimated 39,300 printing plants. In 2006, the ten largest commercial print companies accounted for only approximately 16% of the total domestic print market. The traditional process of designing, procuring and producing a print order requires extensive collaboration by printers, designers, brokers and other middlemen and is often highly inefficient for the customer, who typically pays a mark-up at each intermediate stage of the supply chain. Print procurement is often dispersed across several areas of a business enterprise, including sales, marketing, communications and finance.

To become more competitive, many businesses seek to focus on core competencies and outsource non-core business functions, such as print procurement. The National Association of Procurement Managers ranked print procurement as the third most significant resource procurement outsourcing opportunity for U.S. businesses, underscoring this trend. According to a 2006 International Data Corporation global BPO forecast, the worldwide market for BPO is estimated to grow from $384 billion in 2005 to $618 billion in 2010, representing a compound annual growth rate of 10%. Consolidating all print activities across the organization represents an opportunity to reduce total print expenditure and decrease the number of vendors in the print supply chain. Applying software and database technology to manage the print procurement process also provides for enhanced tracking and auditing capabilities.

In recent years, the print industry has been impacted by developments in technology, including enhanced output capacity of printing presses and increased utilization of Internet-based communications and digital printing. These developments have lowered barriers to entry and reduced the utilization of printing presses. As a result, the print industry has historically experienced significant excess manufacturing capacity and the market for printed products has become increasingly commoditized. As developments in technology enable more print companies to provide a broad range of products and services, there are fewer opportunities for print vendors to charge premium prices based on product and service differentiation.

We seek to capitalize on the trends impacting the commercial print industry and the movement towards increased outsourcing of non-core business functions by leveraging our propriety technology, expansive database, extensive supplier network and purchasing power.

Our Solution

Utilizing our proprietary technology and database, we are able to create a competitive bid process to procure, purchase and deliver printed products to our clients. Our network of over 5,000 suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

Our print procurement software seeks to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain. We believe that the most competitive price bids we obtain from our suppliers are submitted by the suppliers with the most unused capacity. We utilize our technology and a competitive bid process to:

•	greatly increase the number of suppliers that our clients can efficiently access;

•	obtain favorable pricing and deliver high quality products and services for our clients; and

•	aggregate our purchasing power.

Our proprietary software applications and database, PPM4 ™, streamline the print procurement process for our clients by eliminating inefficiencies within the traditional print supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring a print job, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires that dedicated and experienced personnel work closely with both clients and print suppliers. Our account executives and procurement managers perform that critical function.

Account executives act as the primary sales staff to our clients. Procurement managers manage the entire print procurement process for our clients to ensure timely and accurate delivery of the finished product. For each print job we receive, a procurement manager uses our technology to gather print specifications, solicit bids from the optimal suppliers, establish pricing with the client, manage print production and purchase and coordinate the delivery of the finished product.

Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee’s compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2006, we had 109 procurement managers, including 21 procurement managers working on-site at our clients.

Although our clients fall into two categories, enterprise and transactional, the procurement process for each client category is substantially similar. A typical print job moves through our solution in ten steps.

Step 1—Gather print specifications. After the account executive or procurement manager identifies a sale opportunity, a procurement manager discusses the details and timeline for the print job with the client. PPM4 TM automatically generates a customized data entry screen based on the type of printed product and guides the procurement manager to enter the required job specifications.

Step 2—Select appropriate suppliers. Based on the historical transaction data and supplier capability information contained in our database, PPM4 TM generates a list of potential suppliers within our extensive network with the most efficient equipment profiles to produce the job. The procurement manager may select suppliers from this list or select suppliers suggested by the client. Our technology also enables the procurement manager to disaggregate the job into its component parts and put each part out for competitive bid in order to generate additional savings for the client. After selecting the list of optimal suppliers, the procurement manager electronically transfers the job specifications into an e-mail or e-fax in the form of a request for proposal and sends it to those suppliers.

Step 3—Receive bids from suppliers. The selected suppliers respond to our request for proposal by submitting bids to us. Upon receipt, the procurement manager enters the bid information into our database and generates a report that details and sorts the bids by cost, quality and logistical considerations.

Step 4—Compare bids to proprietary data. The procurement manager uses PPM4 TM to compare the bids received from the suppliers to similar transactions in our database. If the current bids deviate from the competitive price range suggested by this data in a manner that is unfavorable to our client, the procurement manager uses our data to negotiate more favorable pricing with the selected suppliers or re-submits the specifications to different suppliers.

Step 5—Submit quote to client. The procurement manager works with the account executive to prepare a price quote for the print job. The account executive submits the quote to the client, specifying the total cost to the client for the printed product and the timing and delivery terms.

Step 6—Execute quote and print order. The client accepts the quote by executing it and returning a signed copy to us. The procurement manager uses PPM4 TM to automatically convert the quote into a print order. The print order is sent by e-mail or e-fax to the approved supplier or suppliers for execution. We are now contractually obligated to provide the product to our client and the supplier or suppliers are contractually obligated to provide the product to us. The supplier begins the print process.

Step 7—Manage print process. The completion of the print process is managed by the procurement manager through a checklist of dates, milestones and deliverables that is monitored electronically. PPM4 TM generates automatic reminders to ensure the product is properly produced in accordance with the client’s specifications and timeline.

Step 8—Perform final quality control check. Prior to production of the entire print quantity, the supplier submits a contract proof of the finished product to the client and procurement manager for approval. Upon written approval of the proof by the client, the supplier prints the finished product.

Step 9—Deliver finished product. When printing is completed, we purchase the finished product from the supplier and coordinate delivery to the destination specified by the client.

Step 10—Generate and reconcile invoices. Upon shipment of the finished product, the supplier issues an invoice to us for the cost of the job and our technology automatically converts the quote executed by our client into an invoice that we issue to the client. PPM4 TM reconciles the supplier’s invoice to the print order to ensure that the supplier adhered to the pricing and other terms set forth in the print order.

The duration of this ten-step process varies based on the type of printed product. For example, this process may take less than 24 hours for limited quantities of a four-page brochure, but last over one month for 1,000,000 copies of a hard cover book.

We regularly request that our clients complete a customer scorecard, which allows them to rate us and our suppliers based on product quality, customer service and overall satisfaction. The data contained in these scorecards is stored in our database and used by our procurement managers during the supplier selection process.

Our Proprietary Technology

PPM4 TM is a fully-integrated, proprietary solution that stores equipment profiles for our supplier network and price data for each job we quote and execute, which allows us to match each print job with the supplier in our network that is optimally suited to produce the job at a highly competitive price. Our technology also allows us to efficiently manage the critical aspects of the print procurement process, including gathering job specifications, identifying suppliers, establishing pricing, managing print production and coordinating purchase and delivery of the finished product.

Our database stores the production capabilities of our supplier network, as well as price and quote data for each bid we receive and transaction we execute. As a result, we believe PPM4 TM contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. Our procurement managers use this data to discover excess print manufacturing capacity, select optimal suppliers, negotiate favorable pricing, and efficiently procure high-quality products and services for our clients.

With each new print job process, we collect and store additional data in our proprietary database. As the number of print jobs we complete increases, our database further enhances our competitive position and our ability to obtain favorable pricing for our clients.

We believe PPM4 TM allows us to procure print more efficiently than traditional manual or semi-automated systems used by many printers and print brokers in the marketplace. PPM4 TM includes the following features:

•

“4caster.” Our proprietary database provides real-time cost estimates for potential print jobs within our major product categories based upon the historical data we have collected from print jobs with similar specifications. These estimates are used by our account executives during the sales process and procurement managers to compare bids and negotiate favorable pricing. Some of our largest suppliers have provided us with pricing tables covering specific product categories, which have also enhanced our ability to discover competitive pricing.

•

Customized order management. PPM4 TM automatically generates customized data entry screens based on product type and guides the procurement manager to enter the required job specifications. For example, if a procurement manager selects “envelope” in the product field, the screen will automatically prompt the procurement manager to specify the size, paper type, window size and placement and display style.

•

Cost management. PPM4 TM reconciles supplier invoices to executed print orders to ensure the supplier adhered to the pricing and other terms contained in the print order. In addition, it includes checks and balances that allow us to monitor important financial indicators relating to a print order, such as projected gross margin and significant job alterations.

•

Standardized reporting. Our solution generates transaction reports that contain quote, supplier capability, price and customer service information regarding the print jobs the client has completed with us. These reports can be customized, sorted and searched based on a specified time period or the type of printed product, price or supplier. In addition, the reports give our clients insight into their print spend for each individual print job and on an enterprise-wide basis, which allows the client to track the amounts it spends on printed products.

•

Task-tracking. Our solution creates a work order checklist that sends e-mail reminders to our procurement managers regarding the time elapsed between certain milestones and the completion of specified deliverables. These automated notifications enable our procurement managers to focus on more critical aspects of the print process and eliminate delays.

•

Open architecture. PPM4 TM allows us to integrate clients and suppliers into our solution. Some of our larger clients have limited, secure access to our database, which they can use to directly access their transaction data.

•

Historical price baseline. Some of our larger clients have provided us with pricing data for print jobs they completed before they began to use our solution. For these clients, PPM4 TM automatically compares our current price for a print job to the price obtained by the client for a comparable historical job, which allows us to demonstrate on an ongoing basis the cost savings we provide.

We have also created customized Internet-based stores, which we refer to as IW stores, for certain of our clients that allow them to order pre-selected products, such as personalized business stationery, marketing brochures and promotional products, through an automated ordering process.

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as advertising, consumer products, manufacturing, publishing and retail. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. From our inception through December 31, 2006, we served over 3,100 clients, received approximately 140,000 bids and executed approximately 45,000 print jobs through over 2,700 suppliers. For the year ended December 31, 2005, Alliance Publishing Group accounted for 16% of our revenue. For the year ended December 31, 2006, ServiceMaster accounted for 14% of our revenue. All remaining revenue for the years ended December 31, 2005 and 2006 was derived from customers that each accounted for less than 10% of our annual revenue. Revenue from our top ten clients accounted for 46% and 47% of our revenue in 2005 and 2006, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients generally have an open-ended term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2005 and 2006, enterprise clients accounted for 69% and 70% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2005 and 2006, transactional clients accounted for 31% and 30% of our revenue, respectively.

As part of our growth strategy, we seek to expand our base of transactional clients by hiring account executives, or acquiring groups of them, with established client relationships. We also aim to sell our enterprise solution to our transactional clients to capture a greater portion of their recurring print expenditures. We estimate that the total annual print expenditures for our 2,228 transactional clients during the year ended December 31, 2006 were in excess of $750 million.

As of December 31, 2006, approximately 31% of our clients were located in Illinois. In order to expand our client base, we intend to recruit more account executives in other major print markets in the United States, such as Atlanta, Boston, Dallas, Los Angeles and Minneapolis. We believe that the breadth of our supplier network will allow us to expand into new geographic markets with little upfront cost.

Of our 50 largest clients from 2005, 49 placed orders with us during 2006. We believe that our high level of client retention demonstrates the compelling value proposition that we provide to our clients.

Our Products and Services

We offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The printed products we procure for our clients may be printed with any of the eight major types of printing, which include offset sheet-fed, web offset, digital offset, letterpress, screen printing, waterless, flexography and gravure, as well as several forms of specialty printing.

Our major products include:

direct mail pieces	CDs/DVDs	posters	postcards
books	promotional	newsletters	stickers
brochures	products	billboards	bags
catalogues	annual reports	playing cards	magnets
point-of-purchase	envelopes	binders	warehousing
displays	labels	t-shirts	pick and pack
magazines	calendars	games	distribution
packaging	folders	stationery	print on demand

We offer a comprehensive range of fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development, and pre-media services, such as image and print-ready page processing and proofing capabilities.

We agree to provide our clients with products that conform with the industry standard of a “commercially reasonable quality” and our suppliers in turn agree to provide us with products of the same quality. The quotes we execute with our clients include customary provisions that limit the amount of our liability for product defects. To date, we have not experienced significant claims or liabilities relating to defective products.

Our Supplier Network

Our network of 5,000 suppliers include printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers. These suppliers have been selected from among thousands of potential suppliers worldwide based on their ability to effectively serve our clients on the basis of price, quality and customer service. Our suppliers include 61 of the 100 largest printers in the United States, including eight of the top ten. The suppliers in our network produced more than $50 billion of printed products in 2006. We direct requests for proposal from our clients to potential suppliers based on historical pricing data, quality control rankings, geographic proximity to a client or other criteria specified by our clients.

In 2006, our top 10 suppliers accounted for approximately 24% of the products we sold. As of December 31, 2006, a majority of our top 100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60 days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

We have established a quality control program that is designed to ensure that we deliver high quality printed products and services to our clients through the suppliers in our network. As part of this program, we train our procurement managers to accurately gather job specifications and create a checklist to ensure that each item in the print order has been approved by the client. In addition, we regularly request that our clients complete customer scorecards, which are stored in our database and converted into quality control reports. These quality control reports are accessible to our procurement managers through PPM4 TM and are used during the supplier selection process. Our quality control standards are designed to ensure that our clients receive high quality printed products regardless of the supplier that prints the product.

Sales and Marketing

Our account executives sell our print procurement services to corporate clients in the United States. As of December 31, 2006, we had 153 account executives, 64 of whom were independent contractors and 89 of whom were employees, located in 28 cities across the U.S. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

Our new client acquisition efforts generally are targeted geographically based on the location of our account executives. Our account tracking solution, IW Pipeline ™, which assigns account responsibility for both existing and prospective clients, monitors the sales conversion process and tracks sales activity. An important aspect of our sales process is our periodic analysis of a prospective client’s historic print expenditures, including production and payroll expenses, to demonstrate the potential savings that could be achieved by using our solution.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of print sales representatives in North America and we believe that we will be able to identify qualified account executives from this pool of individuals. To coordinate this process, we employ a full-time recruiter whose activities are supplemented by several executive search firms. Candidates are recruited through Internet postings, advertisements in industry publications, industry event attendance, Internet research, referrals and word-of-mouth networking. We also expect to augment our sales force through selective acquisitions of print service businesses, including print brokers that include experienced sales personnel with established client relationships.

We believe that we offer account executives an attractive opportunity in the print industry because they can utilize our vast supplier network, proprietary pricing data and customized order management solution to sell to their clients virtually any printed product at a highly competitive price. In addition, the diverse production and service capabilities of the suppliers in our network provide our account executives the opportunity to deliver a more complete product and service offering to their clients. We believe we can better attract and retain experienced account executives than our competitors because of the breadth of products offered by our supplier network.

To date, we have been successful in attracting and retaining qualified account executives. As of December 31, 2006, our account executives had an average of over 17 years of sales experience in the print industry, which in certain cases included employment as sales representatives for some of the largest printers in the United States. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our Intranet. In addition, we conduct monthly sales meetings that focus on best practices and industry trends. Because the account executives we hire generally have significant sales experience, they can begin marketing our services after limited training on our model and systems.

Competition

We operate in the print industry and several print-related industries, including paper and pulp, graphics art and digital imaging and fulfillment and logistics. As a result, we compete on some level with virtually every company that is involved in printing, from printers to graphic designers, pre-press firms, paper manufacturers and fulfillment companies.

Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. The printers with which we compete generally own and operate their own printing equipment and typically serve clients only within the specific product categories and print types that their equipment produces.

Some of these printers, such as Quad/Graphics, Quebecor and R.R. Donnelley, have larger client bases and significantly more resources than we do.

We also compete with a number of print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Cirqit, Workflow/Relizon and Newline/Noosh, offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in print procurement are price, product quality, customer service and reliability. Although we believe our business delivers products and services on competitive terms, our business and the print procurement industry are relatively new and are evolving rapidly. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to compete with us directly by offering print procurement services or enterprise software applications, and their well-established client relationships industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws and restrictions to protect our intellectual property rights. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, anti-spy software, passwords and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system is backed up daily to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our IT recovery ability semi-annually to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2006, we had 312 employees and independent contractors, consisting of 50 corporate staff, 109 procurement managers and 153 account executives. We consider our employee relations to be good.

Our Website

Our website is http://www.iwprint.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission.

The information contained on our website is not a part of this report and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A. Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page three of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and other information contained in this Annual Report on Form 10-K before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the following risks is realized. If any of these risks or uncertainties occurs, the trading price of our common stock could decline and you might lose all or part of your investment.

Risks Related to Our Business

Our limited operating history makes it difficult to evaluate our business, prospects and future financial performance.

We formed our business in September 2001 and have a limited operating history, which makes evaluating our current business and prospects difficult. The revenue and income potential of our business is uncertain, which makes it difficult to predict accurately our future financial performance. We may face periods where our financial performance falls below investor expectations. As a result, the price of our common stock may decline.

Competition could substantially impair our business and our operating results.

We operate in the print industry and several print-related industries, including paper and pulp, graphics art and pre-press and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. Many of these printers, such as Quad/Graphics, Quebecor and R.R. Donnelley have larger client bases and significantly more resources than we do. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to offer outsourced print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Cirqit, Workflow/Relizon and Newline/Noosh offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with or superior to our current or proposed offerings and achieve greater market acceptance. In addition, a software solution and database similar to PPM4 TM could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business.

If our services do not achieve widespread commercial acceptance, our business will suffer.

Most companies currently coordinate the procurement and management of their print orders with their own employees using a combination of telephone, facsimile, e-mail and the Internet. Growth in the demand for our services depends on the adoption of our outsourcing model for print procurement services. We may not be able to persuade prospective clients to change their traditional print management processes. Our business could suffer if our services are not accepted or are not perceived by the marketplace to be effective or valuable.

If our suppliers do not meet our needs or expectations, or those of our clients, our business would suffer.

The success of our business depends to a large extent on our relationships with our clients and our reputation for high quality printed products and print procurement services. We do not own printing presses or other printing equipment. Instead, we rely on third-party suppliers to deliver the printed products and services that we provide to our clients. As a result, we do not directly control the manufacturing of the products or the services provided by our suppliers. If our suppliers do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged, our business would be harmed and we could be subject to legal liability.

A significant portion of our revenue is derived from a relatively limited number of large clients and any loss of, or decrease in sales to, these clients could harm our results of operations.

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 43%, 46% and 47% of our revenue during the years ended December 31, 2004, 2005 and 2006, respectively. In 2005, our largest client accounted for 16% of our revenue. In 2006, our largest client accounted for 14% of our revenue. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A decrease in the number of our suppliers could adversely affect our business.

In 2006, our top 10 suppliers accounted for approximately 24% of the products we sold, and our top three suppliers accounted for approximately 11% of the products we sold. We expect to continue to rely on these suppliers to fulfill a substantial portion of our print orders in the future. These suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of these suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4 TM, which could affect our ability to obtain favorable pricing for our clients.

If we are unable to expand the number of our account executives, or if a significant number of our account executives leave InnerWorkings, our ability to increase our revenues could be negatively impacted.

Our ability to expand our business will depend largely on our ability to attract additional account executives with established client relationships. Competition for qualified account executives can be intense and we may be unable to hire such persons. Any difficulties we experience in expanding the number of our account executives could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.

In addition, we must retain our current account executives and properly incentivize them to obtain new clients and maintain existing client relationships. If a significant number of our account executives leave InnerWorkings and take their clients with them, our revenue could be negatively impacted. We have entered into non-compete agreements with our account executives to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current account executives could also increase our recruiting costs and decrease our operating efficiency and productivity, which could lead to a decline in the demand for our services.

If we are unable to expand our enterprise client base, our revenue growth rate may be negatively impacted.

As part of our growth strategy, we seek to attract new enterprise clients and migrate our transactional client relationships into enterprise engagements under long-term contracts. If we are unable to attract new enterprise clients or expand our relationships with our existing transactional clients, our ability to expand our business will be hindered.

Many of our clients may terminate their relationship with us on short notice and with no penalties or limited penalties.

Our transactional clients, which accounted for approximately 50%, 31% and 30% of our revenue in 2004, 2005 and 2006, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 50%, 69% and 70% of our revenue in 2004, 2005 and 2006, respectively, that generally have an open-ended duration. Most of these contracts, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if the client were to change its outsourcing or print procurement strategy. If a significant number of our transactional or enterprise clients elect to terminate or not to renew their engagements with us, or if the volume of their print orders decreases, our business, operating results and financial condition could suffer.

There are risks that our acquisitions could disrupt our business and harm our financial condition. These risks include:

•	problems with integrating the operations and technologies of our acquired companies with our business;

•	distraction and diversion of management time and attention from our existing core business;

•	inability to retain business relationships with the customers of our acquired companies; and

•	inability to retain key employees of our acquired companies.

In addition, a large percentage of Graphography’s revenues have historically come from only two customers. The loss of either of these customers or a reduction in the business they send us could cause our business and financial results to deteriorate, leading to possible lower earnings, future impairment of goodwill and other intangible assets and a loss in the market value of our shares of common stock.

We may not be able to develop or implement new systems, procedures and controls that are required to support the anticipated growth in our operations.

Our revenues increased from $5.0 million in 2002 to $160.5 million in 2006, representing a compound annual growth rate of 138%. Between January 1, 2002 and December 31, 2006, the number of our employees and independent contractors increased from 21 to 312. Continued growth could place a significant strain on our ability to:

•	recruit, motivate and retain qualified account executives, procurement managers and management personnel;

•	preserve our culture, values and entrepreneurial environment;

•	develop and improve our internal administrative infrastructure and execution standards; and

•	maintain high levels of client satisfaction.

To manage our growth, we must implement and maintain proper operational and financial controls and systems. Further, we will need to manage our relationships with various clients and suppliers. We cannot give any assurance that we will be able to develop and implement, on a timely basis, the systems, procedures and controls required to support the growth in our operations or effectively manage our relationships with various clients and suppliers. If we are unable to manage our growth, our business, operating results and financial condition could be adversely affected.

A decrease in levels of excess capacity in the U.S. commercial print industry could have an adverse impact on our business.

We believe that for the past several years, the U.S. commercial print industry has experienced significant levels of excess capacity. Our business seeks to capitalize on imbalances between supply and demand in the print industry by obtaining favorable pricing terms from suppliers in our network through a competitive bid process. Reduced excess capacity in the print industry generally and in our supplier network specifically could have an adverse impact on our ability to execute our business strategy and on our business results and growth prospects.

Our inability to protect our intellectual property rights may impair our competitive position.

If we fail to protect our intellectual property rights adequately, our competitors could replicate our proprietary technology in order to offer similar services and harm our competitive position. We rely on a combination of trademark and trade secret laws and confidentiality and nondisclosure agreements to protect our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our rights or imitate or duplicate our services or methodologies, including PPM4™. We may need to litigate to enforce our intellectual property rights or determine the validity and scope of the rights of others. Any such litigation could be time-consuming and costly.

If we are unable to maintain PPM4 ™, demand for our services and our revenues could decrease.

We rely heavily on PPM4 ™ to procure printed products for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of print buyers, the trends in the print industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

In addition, we must protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events. Any software or hardware damage or failure that causes interruption or an increase in response time of PPM4 ™ could reduce client satisfaction and decrease usage of our services.

If the key members of our management team do not remain with us in the future, our business, operating results and financial condition could be adversely affected.

Our future success will depend to a significant extent on the continued services of Steven Zuccarini, our Chief Executive Officer, Nicholas Galassi, our Chief Financial Officer, Scott Frisoni, our Executive Vice President of Sales, Eric Belcher, our Chief Operating Officer, and Neil Graver, our Chief Technology Officer. The loss of the services of any of these or other individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition into a public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. In particular, these new obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Because many of the members of our management team have been employed with us for a short period of time, we cannot be certain that they will be able to manage our business successfully.

We are dependent on our management team for our business to be successful. Because of our limited operating history, many of our key management personnel have been employed by us for less than three years. Therefore, we cannot be certain that we will be able to allocate responsibilities appropriately and that the new members of our management team will succeed in their roles. Our inability to integrate members of our current management team with our business model would make it difficult for us to manage our business successfully and to pursue our growth strategy.

Our business is subject to seasonal sales fluctuations, which could result in volatility or have an adverse effect on the market price of our common stock.

Our business is subject to some degree of sales seasonality. Historically, the percentage of our annual revenue earned during the third and fourth fiscal quarters has been higher due, in part, to a greater number of print orders in anticipation of the year-end holiday season. If our business continues to experience seasonality, we may incur significant additional expenses during our third and fourth quarters, including additional staffing expenses. Consequently, if we were to experience lower than expected revenue during any future third or fourth quarter, whether from a general decline in economic conditions or other factors beyond our control, our expenses may not be offset, which would have a disproportionate impact on our operating results and financial condition for that year.

Price fluctuations in raw materials costs could adversely affect the margins on our print orders.

The print industry relies on a constant supply of various raw materials, including paper and ink. Prices within the print industry are directly affected by the cost of paper, which is purchased in a price sensitive market that has historically exhibited price and demand cyclicality. Prices are also affected by the cost of ink. Our profit margin and profitability is largely a function of the rates that our suppliers charge us compared to the rates that we charge our clients. If our suppliers increase the price of our print orders, and we are not able to find suitable or alternative suppliers, our profit margin may decline.

If any of our products cause damages or injuries, we may experience product liability claims.

Clients and third parties who claim to suffer damages or an injury caused by our products may bring lawsuits against us. Defending lawsuits arising out of any of the products we provide to our clients could be costly and absorb substantial amounts of management attention, which could adversely affect our financial performance. A significant product liability judgment against us could harm our reputation and business.

If any of our key clients fail to pay for our services, our profitability would be negatively impacted.

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2004, 2005 and 2006, our revenue was $38.9 million, $76.9 million and $160.5 million, respectively, and our top 10 clients accounted for

43%, 46% and 47%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

We may not be able to identify suitable acquisition candidates, effectively integrate newly acquired businesses or achieve expected profitability from acquisitions.

Part of our growth strategy is to increase our revenue and the markets that we serve through the acquisition of additional businesses. We are actively considering certain acquisitions and will likely consider others. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations, diversion of management’s attention, risks of entering markets in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

We may use common stock to pay for acquisitions. If the owners of potential acquisition candidates are not willing to receive common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

We incur increased costs as a result of being a public company.

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq Global Market, impose additional reporting and other obligations on public companies. We expect that continuing compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. For example, under Section 404 of the Sarbanes-Oxley Act, for our Annual Report on Form 10-K for our fiscal year ending December 31, 2007, we will need to document and test our internal control procedures, our management will need to assess and report on our internal control over financial reporting and our independent accountants will need to issue an opinion on that assessment and the effectiveness of those controls. Furthermore, if we identify any issues in complying with those requirements (for example, if we or our accountants identified a material weakness or significant deficiency in our internal control over financial reporting), we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect us, our reputation or investor perceptions of us. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities by approximately $1.3 million per year. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

Our ability to raise capital in the future may be limited, and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Additional equity financing may be dilutive to the holders of our common stock, and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

A significant or prolonged economic downturn, or a dramatic decline in the demand for printed products, could adversely affect our revenues and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising industry, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. An economic stagnation or downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of print jobs that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile, and you might not be able to sell your shares at or above the offering price.

The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in August 2006, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.10 on August 23, 2006 to a high of $18.15 on December 11, 2006.

Certain factors may continue to cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of debt or equity securities;

•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States or foreign countries;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management. As a result, you could lose all or part of your investment.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Our quarterly results are difficult to predict and may vary from quarter to quarter, which may result in our failure to meet the expectations of investors and increased volatility of our stock price.

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier of a print job and our receipt of payment from our clients varies with each print job and client. In addition, a significant percentage of our revenue is subject to the discretion of our enterprise and transactional clients, who may stop using our services at any time, subject, in the case of most of our enterprise clients, to advance notice requirements. Therefore, the number, size and profitability of print jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock. This may lead to volatility in our stock price. The factors that are likely to cause these variations include:

•	the demand for our print procurement solution;

•	the use of outsourced enterprise solutions;

•	clients’ business decisions regarding the quantities of printed products they purchase;

•	the number, timing and profitability of our print jobs, unanticipated contract terminations or print job postponements;

•	new product introductions and enhancements by our competitors;

•	changes in our pricing policies;

•	our ability to manage costs, including personnel costs; and

•	costs related to possible acquisitions of other businesses.

Because a limited number of stockholders will control a significant amount of the voting power of our common stock, investors in will not be able to determine the outcome of stockholder votes.

Orange Media, LLC, an entity controlled by Elizabeth Kramer Lefkofsky, who is the wife of Eric P. Lefkofsky, Richard A. Heise, Jr. and Incorp, LLC, an entity controlled by Orange Media and Mr. Heise, will beneficially own and have the ability to exercise voting control over, in the aggregate, 26.3% of our outstanding common stock. In addition, New Enterprise Associates 11, Limited Partnership and NEA Ventures 2005, Limited Partnership will beneficially own, and have the ability to exercise voting control over, in the aggregate, 17.1% of our outstanding common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

We do not currently intend to pay dividends, which may limit the return on your investment in us.

We have not declared or paid any cash dividends on our common stock. We currently intend to retain all available funds and any future earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

If our board of directors authorizes the issuance of preferred stock, holders of our common stock could be diluted and harmed.

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to establish the preferred stock’s voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power and dividend liquidation rights of the holders of common stock. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting stock or otherwise adversely affect the market price of our common stock. It is possible that we may need to raise capital through the sale of preferred stock in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Properties

Our principal executive offices are located in Chicago, Illinois. We also maintain sales offices in New York, California, Hawaii, Michigan and Missouri. We believe that our facilities are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from April 13, 2007 to December 1, 2015. As of December 31, 2006, we conducted our business from the following properties:

Location	Use
Chicago, Illinois	Corporate Headquarters
Carol Stream, Illinois	Business Development
New York, New York	Business Development and Warehousing
Del Rey Oaks, California	Business Development
El Cajon, California	Business Development
Grover Beach, California	Business Development
Roseville, California	Business Development
Santa Clara, California	Business Development
San Rafael, California	Business Development and Warehousing
Hilo, Hawaii	Business Development and Warehousing
Honolulu, Hawaii	Business Development
Wailuku, Hawaii	Business Development
Grand Rapids, Michigan	Business Development
Kansas City, Missouri	Business Development

Item 3. Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “INWK” since August 16, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

	High	Low
2006
Third Quarter (from August 16, 2006)	$12.58	$10.10
Fourth Quarter	$18.15	$11.68

2007
First Quarter (through March 30, 2007)	$16.52	$11.08

Holders

As of March 30, 2007, there were 35 holders of record of our common stock. The holders of the common stock are entitled to one vote per share.

Dividends

We currently do not intend to pay any dividends on our common stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any determination in the future to pay dividends will depend upon our financial condition, capital requirements, operating results and other factors deemed relevant by our board of directors, including any contractual or statutory restrictions on our ability to pay dividends.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2006.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Plan Category
Equity compensation plans approved by security holders (1)	5,479,367	$1.87	843,450	(2)

Equity compensation plans not approved by security holders (3)	—	—	—

Total	5,479,367	$1.87	843,450

(1)	Includes our 2004 Unit Plan, replaced by our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by shareholders.

Recent Sales of Unregistered Securities

In January 2006, the Company issued 10,167,730 shares of Series E units in exchange for $50,000,000 in cash. The Company retained $10,000,000 for working capital and general corporate purposes, while the remaining $40,000,000 redeemed shares held by certain existing shareholders. The Series E preferred shares accrued preferential cumulative dividends at an annual rate of 4%. Series E preferred shares were also entitled to a liquidation preference over the other junior preferred and common stock shareholders an amount equal to 50% of the original purchase price per share plus any accrued but unpaid dividends. As a result of the Company’s initial public offering that was completed in August 2006, the 10,167,730 Series E preferred shares were converted into 10,167,730 shares of common stock.

In April 2006, the Company sold 254,065 shares of its Class A common stock to SNP Corporation Ltd. at a price of $4.92 per share for a total purchase price of $1,250,000 million. As a result of the Company’s initial public offering that was completed in August 2006, the 254,065 shares of outstanding Class A common stock were converted into 254,065 shares of common stock.

Use of Proceeds from Registered Securities

In connection with our initial public offering, we offered and sold 7,060,000 shares of common stock and certain selling stockholders offered and sold an additional 5,118,500 shares of our common stock at a price of $9.00 per share. The offer and sale of the shares in the initial public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-133950), which was declared effective by the Securities and Exchange Commission on August 15, 2006. The managing underwriters in this offering were Morgan Stanley & Co. Incorporated, Jeffries Broadview, Piper Jaffray & Co., William Blair & Company, LLC and Morgan Joseph & Co., Inc. We did not receive any proceeds from the sale of the 5,118,500 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the initial public offering were approximately $55.8 million. We used these proceeds from this offering primarily to expand our sales force, to acquire and make strategic investments in complementary businesses and for working capital and other general corporate purposes. We also used a portion of these net proceeds to make required preference and accrued dividend payments of approximately $6.9 million to the former holders of our Series B, D and E preferred shares and to repay all outstanding principal and accrued interest owed under our line of credit with JPMorgan Chase Bank, N.A. The remaining balance of the offering net proceeds was invested in short-term, investment grade interest-bearing instruments.

In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. The offer and sale of the shares in the follow-on public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-139881), which was declared effective by the Securities and Exchange Commission on January 18, 2007. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $38.5 million. The offering net proceeds have been used to fund general working capital and other general corporate expenses.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Consolidated Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2002	2003	2004	2005	2006(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$4,970	$16,229	$38,884	$76,870	$160,515
Cost of goods sold	3,737	12,487	30,483	61,272	123,970

Gross profit	1,233	3,742	8,401	15,598	36,545
Selling, general and administrative expenses:
Commission expenses	285	577	1,788	3,492	8,801
General and administrative expenses	864	2,382	4,317	7,114	13,874

Total selling, general and administrative expenses	1,149	2,959	6,105	10,606	22,675
Depreciation and amortization	5	18	223	388	1,030

Income from operations	79	765	2,073	4,604	12,840
Other income (expense)	(148)	(86)	(124)	(29)	775
Minority interest income (expense)	—	(8)	(192)	58	—

Total other income (expense)	(148)	(94)	(316)	29	775

Income before income taxes	(69)	671	1,757	4,633	13,615
Income tax expense	—	—	—	—	(5,335)

Net income (loss)	(69)	671	1,757	4,633	8,280
Dividends on preferred shares	(60)	(176)	(462)	(762)	(1,409)

Net income (loss) applicable to common stockholders	$(129)	$495	$1,295	$3,871	$6,871

Net income (loss) per share of common stock:
Basic	$(0.01)	$0.02	$0.04	$0.12	$0.22
Diluted	$(0.01)	$0.02	$0.04	$0.12	$0.21
Shares used in per share calculations:
Basic	15,314	26,139	29,449	31,010	31,712
Diluted	15,314	26,139	29,449	32,707	39,372

Other data:
Enterprise clients(2)	5	14	46	69	92
Transactional clients(3)	69	294	593	667	2,228
Total clients(4)	74	308	639	736	2,320
Total print jobs(5)	723	2,002	6,972	10,736	21,960
Employees and independent contractors(6)	21	43	85	154	312

(1)	See footnote 8 for discussion of the acquisitions made during 2006 and related comparative 2006 and 2005 pro forma income statement for additional comparative information.
(2)	Reflects number of enterprise clients determined as of the last day of the applicable period.
(3)	Reflects number of transactional clients served in the applicable period.
(4)	Reflects the total number of enterprise clients as of the last day of the applicable period and the number of transactional clients served in the applicable period.
(5)	Reflects the total number of print jobs executed in the applicable period.
(6)	Reflects the number of employees and independent contractors as of the last day of the applicable period.

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(7)	$252	$966	$1,476	$2,963	$20,613
Working capital(7)	536	2,688	3,467	3,540	57,705
Total assets(7)	1,680	6,385	14,713	26,685	113,510
Line of credit(7)	84	—	678	2,924	—
Long-term debt	—	—	2,022	—	—
Capital leases	—	—	128	393	296
Convertible redeemable preferred shares(7)(8)	—	2,511	2,863	5,008	—
Total members’ equity/stockholders’ equity(7)(8)	566	320	91	1,252	81,455

(7)	In connection with our initial public offering in August 2006, we raised approximately $47.8 million, net of underwriting discounts, preference payments, dividend payments, professional fees, and repayment of outstanding indebtedness under our line of credit.
(8)	In connection with our initial public offering all outstanding Class A Common Stock, and Class B, D, E Preferred Shares were converted to common shares.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading “Risk Factors.”

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

Our proprietary software applications and database, PPM4 ™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we believe PPM4 ™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with the supplier that is optimally suited to meet the client’s needs at a highly competitive price. Our procurement managers use PPM4 ™ to manage the print procurement process from end-to-end.

Through our network of over 5,000 suppliers, we offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

We believe the opportunity exists to expand our business into new geographic markets. We also maintain offices in New York, California, Hawaii, Michigan and Missouri. Our objective is to increase our sales in other major print markets in the United States, such as Atlanta, Boston, Dallas, Los Angeles and Minneapolis. We

intend to hire or acquire more account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States. For example, in March 2006 we entered into a strategic agreement to grant SNP Corporation Ltd. a non-exclusive, non-transferable license to use certain non-core applications of our software in China, Singapore and Hong Kong.

We acquired Graphography Limited LLC on May 31, 2006, CoreVision Group, Inc. on September 12, 2006 (closing date August 31st) and Applied Graphics, Inc. on October 11, 2006 (closing date October 1st). Our results of operations for the year ended December 31, 2006 include the results of operations from Graphography from June 1, 2006, CoreVision from September 1, 2006 and Applied Graphics from October 1, 2006.

Recent Developments

Initial Public Offering

In August 2006, we completed an initial public offering of shares of our common stock. We offered and sold 7,060,000 shares of our common stock and certain selling stockholders offered and sold an additional 5,118,500 shares at a price of $9.00 per share. We did not receive any proceeds from the sale of the 5,118,500 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the initial public offering were approximately $55.8 million.

Follow-On Public Offering

In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $38.5 million.

Acquisitions

In March 2007, we acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added acquired five additional sales executives and their corresponding production teams.

The acquisition consideration for Spectrum Printing Services consisted of approximately $2.8 million in cash paid on March 2, 2007. In addition, the former owners of Spectrum Printing Services will receive up to:

•

$1.3 million if earnings before interest, taxes, depreciation and amortization (EBITDA) generated by Spectrum Printing Services equals or exceeds $1.4 million from March 1, 2007 to February 28, 2008, and

•	$1.3 million if EBITDA generated by Spectrum Printing Services equals or exceeds $1.5 million from March 1, 2008 to February 28, 2009.

In October 2006, we acquired Applied Graphics, Inc., a provider of print management and print-on-demand services headquartered in San Rafael, California. As a result of the acquisition, we believe we established a significant presence in the West Coast market with sales executives in California, Hawaii and Nevada. In total, we added 35 sales executives, approximately 1,000 transactional clients and approximately 500 new suppliers. This significantly expanded our pipeline of clients to which we can market our enterprise solution.

The acquisition consideration for Applied Graphics consisted of approximately $7.0 million in cash paid on October 11, 2006. In addition, the former owners of Applied Graphics will receive:

•	$1.9 million if gross profit generated by Applied Graphics equals or exceeds $9.7 million from October 1, 2006 to September 30, 2007,

•	$1.9 million if gross profit generated by Applied Graphics equals or exceeds $19.3 million from October 1, 2006 to September 30, 2008,

•

$500,000 if EBITDA generated by Applied Graphics equals or exceeds $2.5 million from October 1, 2006 to September 30, 2007, or a portion thereof if EBITDA is between $2.3 million and $2.5 million during that period, and

•

$500,000 if EBITDA generated by Applied Graphics equals or exceeds $2.8 million from October 1, 2007 to September 30, 2008, or a portion thereof if EBITDA is between $2.6 million and $2.8 million during that period.

In September 2006, we acquired CoreVision Group, Inc., a provider of end-to-end marketing solutions, including design, print, promotional products and fulfillment services, located in Carol Stream, Illinois. As a result of the acquisition, we added 15 sales executives, including our first sales executives in the states of Michigan and Missouri. The acquisition consideration for CoreVision consisted of approximately $1.1 million, $10,000 paid in September 2006 with the remaining amount to be paid in monthly installments through August 2007. In accordance with terms of the agreement, $666,000 of additional consideration was paid to the seller in January 2007 as the acquired company met the gross profit target of $1.7 million from September 1, 2006 to December 31, 2006. In addition, the former owner of CoreVision is eligible to receive up to:

•	$667,000 if gross profit generated by CoreVision equals or exceeds $5.1 million from January 1, 2007 to December 31, 2007, or a portion thereof if gross profit is less than $5.1 million,

•	$667,000 if gross profit generated by CoreVision equals or exceeds $5.1 million from January 1, 2008 to December 31, 2008, or a portion thereof if gross profit is less than $5.1 million, and

•	$500,000 if gross profit generated by CoreVision equals or exceeds $6.5 million from January 1, 2009 to December 31, 2009.

In May 2006, we acquired Graphography Limited LLC, a provider of production management services, including print procurement and promotional services. As a result of the acquisition, we established a significant presence in the New York market, which is the third largest print market in the United States. We acquired three additional sales executives as well as two additional lead production managers, and their corresponding production teams, with significant expertise in the areas of direct mail and promotional products.

The acquisition consideration for Graphography consisted of approximately $4.5 million in cash paid on May 31, 2006. In addition, the former owners of Graphography will receive:

•	$1 million if revenue generated from certain accounts exceeds $5 million by the second anniversary of the closing date,

•	$2 million if revenue generated from these accounts exceeds $7.5 million by the third anniversary of the closing date, minus any amount paid on the second anniversary of the closing date, and

•	$3 million if revenue generated from these accounts exceeds $12 million by the fourth anniversary of the closing date, minus any amounts paid on the second and third anniversaries of the closing date.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $38.9 million, $76.9 and $160.5 million in 2004, 2005 and 2006, respectively, reflecting growth rates of 139.6%, 97.7% and 108.8% in 2004, 2005 and 2006, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of December 31, 2005, we had 69 enterprise clients, and as of December 31, 2006 we had 92 enterprise clients. From our inception through December 31, 2006, we have served over 3,100 transactional clients. For the years ended December 31, 2005 and December 31, 2006, enterprise clients accounted for 69% and 70% of our revenue, respectively, while transactional clients accounted for 31% and 30% of our revenue, respectively.

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of transactional clients, is negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2004, 2005 and 2006 was $8.4 million, $15.6 million and $36.5 million, respectively. We have early payment discount terms with several of our key suppliers. We have taken advantage of early payment terms on a more frequent basis in recent periods, thereby reducing our overall cost of goods sold as a percentage of revenue.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 21.3%, 22.4% and 24.1% in 2004, 2005 and 2006, respectively. Commission expense generally fluctuates based on the gross profit of the business. As the overall gross margin increased in 2006 to 22.8%, up from 20.3% in 2005, commission expense increased as well. This is a result of higher commission rates on higher gross profit business specifically with our acquisitions of Applied Graphics and CoreVision, which are both predominantly transactional revenue businesses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $470,000 as of December 31, 2004, $1.6 million as of December 31, 2005 and $1.1 million as of December 31, 2006.

Our general and administrative expenses consist mainly of compensation costs for our procurement managers and management team. Our general and administrative expenses also include compensation costs for our finance and support employees, corporate systems, accounting, legal, facilities and travel and entertainment expenses. In 2006, we also incurred public company fees and expenses, including consulting fees for the implementation of Sarbanes-Oxley and the expense to maintain directors and officers liability insurance. We have been able to manage our business with relatively low general and administrative expenses. General and administrative expenses as a percentage of revenue were 11.1%, 9.3% and 8.6% in 2004, 2005 and 2006, respectively. The decrease in general and administrative expenses as a percentage of revenue reflects our ability to add clients and account executives without incurring a corresponding increase in our general and administrative expenses.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was approximately $149,000, $176,000 and $314,000 in 2004, 2005 and 2006, respectively.

Our income from operations for 2004, 2005 and 2006 was $2.1 million, $4.6 million and $12.8 million, respectively.

Recapitalization

On August 15, 2006, in connection with our initial public offering, we recapitalized all outstanding shares of our Class A common stock, Class B common stock, Series B preferred stock, Series D preferred stock and Series E preferred stock into shares of our common stock on a one-for-one basis. For a discussion of the recapitalization, see “Certain Relationships and Related Party Transactions—Recapitalization.”

Income Taxes

On January 3, 2006, our company completed a conversion pursuant to which InnerWorkings, LLC, a limited liability company, converted to InnerWorkings, Inc., a corporation. As a limited liability company, we were treated as a partnership for federal, state and local income tax purposes. As a result, all items of income, expense, gain and loss of InnerWorkings were generally reportable on the tax returns of members of InnerWorkings, LLC. Accordingly, we made no provisions for income taxes at the company level through December 31, 2005. Our earnings are now subject to federal, state and local taxes at an effective rate of approximately 39.5%.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when the product is shipped from a third party to the customer, which is when title transfers. In accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, we recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing our products, among other things.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. Under SFAS No. 142, Goodwill and other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist, in accordance with the provisions of SFAS No. 142. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As of December 31, 2006, our goodwill balance was $9.7 million.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Our intangible assets consist of customer lists, trade names, and non-compete agreements with account executives and are amortized on the straight-line basis. We believe the customer lists have ten to fifteen year useful lives, and we are amortizing the non-compete agreements over the terms of the agreements. As of December 31, 2006, the net balance of our intangible assets was $6.5 million.

Stock-Based Compensation

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and complied with the disclosure requirements of Financial Accounting Standards Board (FASB) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123 . Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, we will continue to account for non-vested equity awards outstanding at the date of adopting Statement 123 (R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of our stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options.

Between January 1, 2006 and December 31, 2006, we granted options to purchase 1,362,050 shares of our common stock. The estimated per share fair value of the shares underlying these option grants ranged from $4.92 to $16.41.

Between January 1, 2005 and December 31, 2005, we granted options to purchase 1,338,500 shares of our common stock. In August 2005, we engaged an independent valuation specialist to perform a retrospective valuation of our common stock as of November 30, 2004. On September 16, 2005, the valuation specialist delivered a report stating that the fair value of our common stock as of November 30, 2004 was $0.43 per share. Shortly after our receipt of the report, we used the valuation specialist’s methodology to determine that the fair value of our common stock as of June 30, 2005 was $0.65 per share. In 2005, we used the valuation specialist’s methodology to determine that the fair value of our common stock as of December 31, 2005 was $0.65 per share. Based on these determinations, we established an exercise price of no less than $0.65 per share for the options granted between June 30, 2005 and December 31, 2005. Using the valuation specialist’s methodology, we valued our business as of June 30, 2005 and December 31, 2005 by calculating the present value of our future available cash flows at an appropriate rate. For purposes of estimating our future available cash flows, we made significant assumptions with respect to revenue growth rates, forecasted net income and debt-free future cash flow. We applied a 40% rate to calculate the present value of our future available cash flows based on the independent valuation specialist’s determination that we were in our second stage, or “expansion” stage, of development. We also applied a 5% lack of marketability discount to our enterprise value, which took into account the fact that minority investments in private companies are less liquid than similar investments in publicly-traded companies. There is inherent uncertainty in these estimates.

We accounted for these options granted prior to January 1, 2006 in accordance with APB Opinion No. 25. The exercise price of all of the options that we granted during this period was at or above fair market value. As a result, there was no intrinsic value associated with these option grants. Pursuant to APB Opinion No. 25, we were not required to record any compensation expense in connection with these option grants.

Effective January 1, 2006, we calculate compensation expense under SFAS No. 123 (R) based on the Black-Scholes value of options at the time of grant and record compensation expense in equal amounts as the options vest. On March 1, 2006, we granted options to purchase 30,000 shares of our common stock. The estimated per share fair value of our common stock on the date of this option grant was $4.92. The basis for determining the estimated per share fair value was the contemporaneous arm’s length negotiation of a transaction involving the sale of certain shares of our common stock to SNP. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%; risk-free interest rate: 4.63%; expected life: 5 years; exercise price: $4.92 per share; and fair market value: $4.92 per share.

On May 8, June 5 and July 14, 2006, we granted options to purchase a total of 1,175,500 shares of our common stock. The exercise price of the options to purchase 1,150,000 shares of our common stock that we granted on May 8, 2006 was $4.92 per share, which was the price per share paid by SNP in April 2006. On June 1, 2006, the same valuation specialist that we engaged in August 2005 delivered a report stating that the fair value of our common stock as of May 8, 2006 was $5.35 per share. We used this value as the exercise price of the options to purchase 25,500 shares of our common stock that we granted on June 5, and July 14, 2006. We also used this as the estimated per share fair value of our common stock on the dates of option grant and the May 8, 2006 option grant. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%; risk-free interest rate: 5.01%, 4.95%, and 5.02%, respectively; expected life: 5 years; exercise price: $4.92 per share or $5.35 per share, as applicable; and fair market value: $5.35 per share.

On August 16, October 11, and November 15, 2006 we granted options to purchase a total of 156,550 shares of our common stock. As these options were issued subsequent to the initial public offering, the exercise price to purchase these shares was based on the market closing price on the grant date, which was $9.00, $14.60, and $16.41, respectively. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%, risk-free interest rate: 4.81%, 4.78%, and 4.62%, respectively; expected life: 5 years.

We recorded compensation expense of $561,470 in the year ended December 31, 2006 and expect our expense for our 2006 grants to be $1.03 million in 2007.

As of December 31, 2006, there were 5,479,367 options to purchase shares of our common stock outstanding. Of these outstanding options, 3,639,667 were vested and 1,839,700 were unvested.

We believe that the per share fair value of our common stock increased from $0.65 as of December 31, 2005 to $9.00 as of August 16, 2006, the date of the initial public offering, as a result of several developments. The following developments, among others, were unexpected at the time of the valuation specialist analysis and therefore not considered in the estimate of the $0.65 fair value:

•

From January 1, 2006 to April 30, 2006, six Fortune 500 companies became enterprise clients. The addition of enterprise agreements and the prospect of additional capital from this offering increased our revenue projections. From January 1, 2006 to April 30, 2006, our revenue increased more than 80% from the prior comparable period. In January 2006, we completed a Series E preferred round of financing at a purchase price of $4.92 per share, which provided $9.3 million of working capital. In April 2006, we entered into a strategic alliance with SNP to license a portion of our technology. This alliance included the sale of our common stock to SNP at a purchase price of $4.92 per share.

•

On May 31, 2006, we acquired Graphography Limited LLC, a provider of production management services, including print procurement and promotional services. In 2005, Graphography generated revenue of $23.8 million, representing 18.2% of our 2005 pro forma revenue. As a result of the acquisition, we established a significant presence in the New York market, which is the third largest print market in the United States. Graphography adds two new significant enterprise clients, a Fortune 500 manufacturing and marketing company and a multi-billion dollar international beverage distributor, each of which would have been in our top five accounts based on revenue generated in 2005 on a pro forma basis. It also adds more than 100 transactional clients, which expands our pipeline of clients to which we can market our enterprise solution. In addition, we gained approximately 400 new suppliers that can provide printing and promotional services to our existing clients. We also acquired three additional sales executives as well as two additional lead production managers, and their corresponding production teams, with significant expertise in the areas of direct mail and promotional products. The acquisition enabled us to populate our proprietary database with over 10,000 historical Graphography print jobs and quotes, increasing the size of our PPM4 ™ database by over 15% and enhancing our ability to identify optional pricing for our clients.

•

From May 8, 2006 to August 15, 2006, we gained three new enterprise clients, including two Fortune 500 companies, we executed jobs for 50 new transactional clients, including several Fortune 500 companies, and we hired five additional sales executives who brought significant customer relationships to us.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

Results of Operations

	Years ended December 31,
	2004	2005	2006
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	78.4	79.7	77.2

Gross profit	21.6	20.3	22.8
Selling, general and administrative expenses:
Commission expenses	4.6	4.5	5.5
General and administrative expenses	11.1	9.3	8.6

Total selling, general and administrative expenses	15.7	13.8	14.1
Depreciation and amortization	0.6	0.5	0.7

Income from operations	5.3	6.0	8.0
Other income (expense)	(0.3)	—	0.5
Minority interest income (expense)	(0.5)	0.1	—

Total other income (expense)	(0.8)	0.1	0.5

Income before income taxes	4.5	6.1	8.5
Income tax expense	—	—	(3.3)

Net income	4.5%	6.1%	5.2%

Comparison of years ended December 31, 2006 and 2005

Revenue

Our revenue increased by $83.6 million, or 108.8%, from $76.9 million in 2005 to $160.5 million in 2006. Our revenue growth reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $59.8 million, or 113.4%, from $52.8 million in 2005 to $112.6 million in 2006. As of December 31, 2006, we had 92 enterprise clients under contract compared to 69 enterprise clients under contract as of December 31, 2005. Our revenue from transactional clients increased $23.8 million, or 98.8%, from $24.1 million in 2005 to $47.9 million in 2006. This increase in revenue is largely the result of our ongoing efforts to hire or acquire experienced sales executives with existing books of business, which helped, in turn, drive this transactional and enterprise business growth. We increased our number of account executives by 67, or 77.9%, from 86 as of December 31, 2005 to 153 as of December 31, 2006.

Cost of goods sold

Our cost of goods sold increased by $62.7 million, or 102.3%, from $61.3 million in 2005 to $124.0 million in 2006. The increase reflects the revenue growth during 2006. Our cost of goods sold as a percentage of revenue decreased from 79.7% in 2005 to 77.2% in 2006. The decrease in cost of goods sold as a percentage of revenue is a result of our transactional business generating higher gross profit margins driven by Applied Graphics, Inc. and CoreVision Group, Inc. Additionally, we have cash discount terms for early payment with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.3% in 2005 to 22.8% in 2006. The increase is the result of a greater concentration of higher margin transactional clients as well as early pay discounts with many of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $5.3 million, or 152.1%, from $3.5 million in 2005 to $8.8 million in 2006. As a percentage of revenue, commission expense increased from 4.5% in 2005 to 5.5% in 2006. The increase is a result of higher gross profit margin accounts, which generally result in higher commission expense to the sales executives.

General and administrative expense increased by $6.8 million, or 95.0%, from $7.1 million in 2005 to $13.9 million in 2006. General and administrative expense decreased as a percentage of revenue from 9.3% in 2005 to 8.6% in 2006. The decrease is primarily due to a decrease in salaries and benefits as a percentage of revenue. Salaries and benefits decreased as a percentage of revenue from 5.4% in 2005 to 5.2% in 2006. The decrease reflects our leverage model, which provides us the ability to add clients and account executives without incurring a corresponding increase in our general and administrative expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $642,000, or 165.5%, from $388,000 in 2005 to $1.03 million in 2006. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1 during 2006. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our purchase of the remaining 49% ownership interest in Insight in March 2005 and our purchase of Graphography in May 2006 and Applied Graphics in October 2006.

Income from operations

Income from operations increased by $8.2 million, or 178.8%, from $4.6 million in 2005 to $12.8 million in 2006. As a percentage of revenue, income from operations increased from 6.0% in 2005 to 8.0% in 2006. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin, offset by an increase in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $746,000 from $29,000 in 2005 to $775,000 in 2006. The significant increase is due to an increase in interest income from $79,000 in 2005 to $949,000 in 2006. The increase in interest income is largely a result of the capital raised in connection with our August 2006 initial public offering in which we sold 7,060,000 shares of our common stock. These net proceeds were invested in money market funds from the receipt date through December 31, 2006.

Provision for income taxes

Provision for income taxes increased by $5.3 million from zero in 2005 to $5.3 million in 2006. The provision for income taxes was zero in 2005 because we were a limited liability company (LLC) and, as a result, did not pay income taxes. The income of the company flowed through to the members of the LLC. We converted from an LLC to a corporation on January 3, 2006. As a result, we have a provision for federal and state income taxes for the year ended December 31, 2006.

For the year ended December 31, 2006, the provision for federal and state income taxes was $5.3 million, resulting in an effective tax rate of 39.2%.

We used $40 million of the $50 million we received in exchange for the issuance of our Series E preferred stock to redeem Class A common shares held by our existing stockholders in connection with our conversion from a limited liability company to a corporation. The cash distribution was taxable to our stockholders and because the redemption was done when the company was an LLC, it resulted in a $34.0 million step-up in the basis of our assets for tax purposes. As a result of the $34.0 million step-up, we recognized a deferred tax asset of $13.2 million, for which we recorded a valuation allowance of $6.6 million and a corresponding net increase to additional paid in capital of $6.6 million. We evaluated the valuation allowance as of December 31, 2006 and determined that no adjustment was necessary. We will evaluate it again as of December 31, 2007 and may determine that an adjustment is necessary.

Net income

Net income increased by $3.6 million, or 79%, from $4.6 million in 2005 to $8.3 million in 2006. Net income as a percentage of revenue decreased from 6.1% in 2005 to 5.2% in 2006. This decrease is a result of recording tax expense in 2006 as a result of our conversion from a LLC to a C Corporation. Pretax income as a percentage of revenue increased to 8.5% in 2006 compared to 6.1% in 2005. The increase in pretax income as a percentage of revenue is largely a result of improved gross profit margins.

Comparison of years ended December 31, 2005 and 2004

Revenue

Our revenue increased by $38.0 million, or 97.7%, from $38.9 million in 2004 to $76.9 million in 2005. The revenue growth reflects an increase in transactional and enterprise business in 2005. We increased our business from enterprise clients to 69% of our revenue in 2005, up from 50% of our revenue in 2004. Our revenue from enterprise clients increased by $33.3 million, or 172.5%, from $19.5 million in 2004 to $52.8 million in 2005. As of December 31, 2005, we had 69 enterprise clients under contract, which was an increase of 23, compared to 46 enterprise clients under contract as of December 31, 2004. In addition, we performed 10,736 print jobs in 2005, compared to 6,972 print jobs in 2004.

Cost of goods sold

Our cost of goods sold increased by $30.8 million, or 101.0%, from $30.5 million in 2004 to $61.3 million in 2005. The increase reflects the growth in revenue in 2005. Our cost of goods sold as a percentage of revenue increased from 78.4% in 2004 to 79.7% in 2005. The increase is primarily due to a higher concentration of business with enterprise clients which typically have lower gross profit margins.

Gross profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 21.6% in 2004 to 20.3% in 2005. The decrease primarily resulted from an increase in our enterprise business, which has historically had lower gross profit margins than our transactional business.

Selling, general and administrative expenses

Commission expense increased by $1.7 million, or 95.3%, from $1.8 million in 2004 to $3.5 million in 2005. As a percentage of revenue, commission expense decreased from 4.6% in 2004 to 4.5% in 2005. The decrease resulted from increased enterprise business, which typically have lower commission rates.

General and administrative expenses increased by $2.8 million, or 64.8%, from $4.3 million in 2004 to $7.1 million in 2005. As a percentage of revenue, general and administrative expenses decreased from 11.1% in 2004 to 9.3% in 2005. The decrease is due in part to a decrease in salaries and benefits as a percentage of revenue. Salaries and benefits decreased as a percentage of revenue from 6.0% in 2004 to 5.4% in 2005. The decrease reflects our ability to add clients and account executives to increase our revenue without incurring a corresponding increase in our general and administrative expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $165,000, or 74.0%, from $223,000 in 2004 to $388,000 in 2005. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures during 2005. The increase in amortization expense is due to the acquisition of intangible assets of Ocular Group, LLC (Ocular), a print broker, in April 2004. The Ocular acquisition included the purchase of intangible assets, including customer lists and sales executives non-compete agreements with values of $889,000 that are being amortized on a straight-line basis over a useful life of five and ten years.

Income from operations

Income from operations increased by $2.5 million, or 122.1%, from $2.1 million in 2004 to $4.6 million in 2005. As a percentage of revenue, income from operations increased from 5.3% in 2004 to 6.0% in 2005. The increase in income from operations as a percentage of revenue reflects a reduction in selling, general and administrative expenses as a percentage of revenue.

Minority interest expense

Minority interest expense decreased by $250,000 from expense of $192,000 in 2004 to income of $58,000 in 2005. For the first two months of 2005, Insight had an operating loss. As a result, we recorded minority interest income for that period. Upon our acquisition of the 49% ownership interest in Insight that we did not already own in March 2005, we ceased recording minority interest expense.

Other income and expense

Interest expense decreased by $34,000, or 25.4%, from $132,000 in 2004 to $98,000 in 2005. The decrease is the result of maintaining a lower average daily balance under our bank line of credit.

Net Income

Net income increased by $2.8 million, or 163.7%, from $1.8 in 2004 to $4.6 million in 2005. As a percentage of revenue, net income increased from 4.5% in 2004 to 6.0% in 2005. The increase in net income as a percentage of revenue is largely a result of improved operating profit. Selling, general and administrative expenses as a percentage of revenue decreased from 15.7% in 2004 to 13.8% in 2005.

Quarterly Results of Operations

The following table represents unaudited statement of operations data for our most recent ten fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Sept. 30, 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006 (1)	Sept. 30, 2006 (2)	Dec. 31, 2006 (3)
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$9,795	$15,219	$12,420	$18,739	$23,467	$22,244	$22,435	$35,142	$41,785	$61,153
Gross profit	2,221	2,930	2,520	3,950	4,797	4,331	4,512	7,076	9,545	15,412
Net income	464	1,014	575	1,154	1,604	1,301	826	1,719	2,367	3,368
Net income per share of common stock:
Basic	$0.01	$0.03	$0.01	$0.03	$0.04	$0.04	$0.01	$0.05	$0.06	$0.08
Diluted	$0.01	$0.03	$0.01	$0.03	$0.04	$0.03	$0.01	$0.04	$0.05	$0.07

(1)	The Company acquired Graphography Limited LLC in May 2006 and financial results of this acquisition are included in the Consolidated Financial Statements beginning June 1, 2006.
(2)	The Company acquired Core Vision Group, Inc. in September 2006 and financial results of this acquisition are included in the Consolidated Financial Statements beginning September 1, 2006.
(3)	The Company acquired Applied Graphics, Inc. in October 2006 and financial results of this acquisition are included in the Consolidated Financial Statements beginning October 1, 2006.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2004, 2005 or 2006.

Liquidity and Capital Resources

In connection with our initial public offering in August 2006, we raised approximately $47.8 million net of underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit. At December 31, 2006, we had $30.6 million of cash, cash equivalents and marketable securities. Marketable securities are comprised of asset- and mortgage-backed securities, U.S. government and agency securities and domestic and foreign corporate bonds. Historically, we have financed our operations through private sales of common and preferred equity, bank loans and internally generated positive cash flow.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the year ended December 31, 2006 was $9.9 million and primarily reflected net income of $8.3 million and $2.8 million of non-cash items, offset by $20.9 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $21.7 million due to revenue growth with an increase in accounts payable of only $4.5 million due to our decision to take advantage of discount opportunities with many of our suppliers by accelerating payments.

In 2005, cash provided by operating activities increased by $112,000 to $967,000 from $855,000 in 2004. Cash provided by operating activities increased by only $112,000 compared to an increase in net income of $2.9 million due to the significant increase in prepaid expenses and other. Prepaid expenses increased by over $1.0 million due to professional fees incurred in 2005 in connection with our initial public offering. In addition, other prepaid expenses increased by over $1.0 million due to prepaid paper and other supplier costs for jobs that were not ready to ship to clients. The increase in this current asset reduced the overall net cash provided by operations.

Investing Activities. Cash used in investing activities in 2006 of $22.1 million was attributable to purchases of marketable securities of $10 million with a portion of the net proceeds received from our initial public offering, cash paid for acquisitions of $10.7 million and capital expenditures of $1.4 million.

In 2005, cash used in investing activities increased $209,000 to $1.2 million from $991,000 in 2004. In 2004, $681,000 was used to purchase the Ocular Group, LLC, while $309,000 was used for the purchase of property and equipment. In 2005, the purchase of property and equipment increased to $1.0 million related to the purchase of new hardware and software and the capitalization of internal software costs.

Financing Activities. Cash provided by financing activities in 2006 of $49.6 million was primarily attributable to the net proceeds received from our initial public offering, after underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under the line of credit, of approximately $47.8 million and the proceeds received from our Series E round of financing, net of the subsequent $40 million share repurchase, of approximately $10.0 million.

In 2005, cash provided by financing activities increased by $1.1 million to $1.7 million from $646,000 in 2004. The increase in cash provided by financing activities is a result of usage of our line of credit in 2005. In addition, we raised capital through the sale of $2.0 million of Series D preferred stock in February 2005.

Capital expenditures were $310,000 in 2004, $1.0 million in 2005 and $1.4 million in 2006. Our capital expenditures historically consisted of purchases of resources to manage our operations, including computer hardware and software, office furniture and equipment and leasehold improvements. We expect that our capital expenditures will continue to increase in the future. Since our inception, we have generally funded capital expenditures either through the use of working capital or with capital leases.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of December 31, 2006. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

We anticipate that our operating expenses will constitute a material use of cash. In addition, we may continue to utilize cash to fund acquisitions of or strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that the net proceeds from the follow-on public offering we closed in January 2007, together with our available cash and cash equivalents and amounts available under our line of credit, should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

As of December 31, 2006, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	340	99	170	71	—
Operating lease obligations	13,166	2,016	4,284	2,907	3,959
Due to seller	1,436	1,436	—	—	—

Total	$14,942	$3,551	$4,454	$2,978	$3,959

This table does not include contingent obligations related to any acquisitions. See “Management Discussion and Analysis—Recent Developments.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In July 2006, FASB issued Statement of Financial Accounting Standards Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. We intend to adopt FIN 48 effective January 1, 2007 and we have not yet determined the impact, if any, this adoption will have.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of its fiscal year 2008. We are currently evaluating the potential impact of adopting SFAS 157.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are dependent upon the availability of paper and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depends on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. Assuming we were unable to pass along price increases in paper to our customers, there would be a risk of margin erosion on future business.

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit, effective July 1, 2006, has a term of one year and will mature on June 30, 2007. The line of credit was unused as of December 31, 2006. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of all of our investments as of December 31, 2006 was less than three months. Due to the short-term nature of our investments, we believe that there is no material exposure.

We do not use derivate financial instruments for speculative trading purposes.

Item 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INNERWORKINGS, INC.:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

InnerWorkings, Inc.:

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of income, stockholders’ equity/members’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As disclosed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation in accordance with the guidelines provided in Statement of Financial Accounting Standards No. 123(R) “Share Based Payments” effective January 1, 2006.

Chicago, Illinois

March 23, 2007

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$2,962,740	$20,612,944
Marketable securities	—	9,979,755
Accounts receivable, net of allowance for doubtful accounts of $378,943 in 2006 and $173,839 in 2005	14,520,055	44,990,964
Unbilled revenue	1,974,920	4,691,546
Inventories	—	2,080,257
Prepaid expenses	2,612,752	5,538,998
Advances to related parties	124,534	66,374
Deferred income taxes	—	314,538
Other current assets	1,486,407	1,263,411

Total current assets	23,681,408	89,538,787
Property and equipment, net	1,538,794	2,801,859
Intangibles and other assets:
Goodwill	352,954	9,738,559
Intangible assets, net of accumulated amortization of $625,787 in 2006 and $236,711 in 2005	930,774	6,531,191
Deposits	12,176	203,337
Investment	125,000	125,000
Deferred income taxes	—	4,537,193
Other assets	43,559	33,978

	1,464,463	21,169,258

Total assets	$26,684,665	$113,509,904

Liabilities and stockholders’ equity/members’ equity
Current liabilities:
Accounts payable-trade	$13,406,674	$24,016,249
Advances from related parties	81,563	182,604
Distribution payable	2,987,000	—
Outstanding line of credit	2,923,511	—
Due to seller	—	1,621,000
Current maturities of capital lease obligations	109,185	74,494
Customer deposits	284,407	1,949,822
Other liabilities	51,697	777,513
Deferred revenue	—	239,247
Accrued expenses	297,310	2,972,776

Total current liabilities	20,141,347	31,833,705
Capital lease obligations, less current maturities	283,645	221,685

Total liabilities	20,424,992	32,055,390
Class D, convertible redeemable preferred shares, $3.125 par value, 1,600,000 shares authorized, 1,600,000 shares issued and outstanding in 2005; liquidation preference of $5,000,000	5,007,525	—
Stockholders’ equity/members’ equity:
Class B, convertible preferred shares, $.80 par value, 937,500 shares authorized, 937,500 shares issued and outstanding in 2005; liquidation preference of $1,500,000	770,625	—
Class A, common shares, $0 par value, 60,000,000 shares authorized, 31,926,375 shares issued and outstanding in 2005	2,635,091	—
Common Stock, par value $0.00001 per share, no shares authorized, no shares issued and outstanding in 2005; 200,000,000 shares authorized, 44,014,319 shares issued and outstanding in 2006	—	440
Member receivable	(188,469)	—
Additional paid-in capital	46,500	120,432,502
Treasury stock at cost	—	(40,000,000)
Accumulated other comprehensive loss—unrealized loss on marketable securities	—	(20,245)
Retained earnings/(accumulated deficit)	(2,011,599)	1,041,817

Total stockholders’ equity/members’ equity	1,252,148	81,454,514

Total liabilities and stockholders’ equity/members’ equity	$26,684,665	$113,509,904

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2004	2005	2006
Revenue	$38,883,542	$76,869,586	$160,514,987
Cost of goods sold	30,482,928	61,271,453	123,968,796

Gross profit	8,400,614	15,598,133	36,546,191
Operating expenses:
Selling, general, and administrative expenses	6,105,317	10,605,248	22,675,423
Depreciation and amortization	223,027	387,911	1,029,968

Income from operations	2,072,270	4,604,974	12,840,800
Other income (expense):
Interest income	9,222	78,627	949,036
Interest expense	(131,551)	(98,128)	(168,784)
Minority interest	(191,837)	58,244	—
Other, net	(1,294)	(9,580)	(5,242)

Total other income (expense)	(315,460)	29,163	775,010

Income before income taxes	1,756,810	4,634,137	13,615,810
Income tax expense	—	—	5,335,374

Net income	1,756,810	4,634,137	8,280,436
Dividends on preferred shares	(462,000)	(761,825)	(1,408,740)

Net income applicable to common shareholders	$1,294,810	$3,872,312	$6,871,696

Basic earnings per share	$0.04	$0.12	$0.22
Diluted earnings per share	$0.04	$0.12	$0.21
Pro forma basic earnings per share (Note 11)	$0.02	$0.08	$0.21
Pro forma diluted earnings per share (Note 11)	$0.02	$0.08	$0.20

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholder’s Equity/Members’ Equity

	Common A		Class B Preferred		Series E Preferred		Common Stock		Treasury Stock		Member Receivable	Addi- tional Paid-In Capital	Accum- ulated Other Compre- hensive (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2004	29,353,375	327,091	937,500	750,000	—	—	—	—	—	—	(188,469)	—	—	(568,246)	320,376
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	1,756,810	1,756,810
Shares issued	2,568,000	835,500	—	—	—	—	—	—	—	—	—	—	—	(634,000)	201,500
Shares repurchased	(2,400,000)	(634,000)	—	—	—	—	—	—	—	—	—	—	—	—	(634,000)
Preferred Series C dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(387,000)	(387,000)
Distributions on Common A	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,091,620)	(1,091,620)
Preferred Series B dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(75,000)	(75,000)

Balance at December 31, 2004	29,521,375	528,591	937,500	750,000	—	—	—	—	—	—	(188,469)	—	—	(999,056)	91,066
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,634,137	4,634,137
Shares issued	200,000	160,000	—	—	—	—	—	—	—	—	—	—	—	—	160,000
Shares granted— expensed	175,000	87,500	—	—	—	—	—	—	—	—	—	—	—	—	87,500
Shares issued in connection with preferred
Series D investment	450,000	279,000	—	—	—	—	—	—	—	—	—	—	—	—	279,000
Shares issued upon conversion of preferred Series C	1,580,000	1,580,000	—	—	—	—	—	—	—	—	—	—	—	—	1,580,000
Options issued in connection with Insight purchase	—	—	—	—	—	—	—	—	—	—	—	46,500	—	—	46,500
Preferred Series D dividends (since February 2005 amendment)	—	—	—	—	—	—	—	—	—	—	—	—	—	(526,667)	(526,667)

InnerWorkings, Inc.

Consolidated Statements of Stockholder’s Equity/Members’ Equity—Continued

	Common A		Class B Preferred		Series E Preferred		Common Stock		Treasury Stock		Member Receivable	Addi- tional Paid-In Capital	Accum- ulated Other Compre- hensive (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Series D accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,751)	(69,751)
Preferred Series C dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(135,783)	(135,783)
Distributions on Common A	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,815,104)	(4,815,104)
Preferred Series B dividends	—	—	—	20,625	—	—	—	—	—	—	—	—	—	(99,375)	(78,750)

Balance at December 31, 2005	31,926,375	$2,635,091	937,500	$770,625	—	—	—	—	—	—	$(188,469)	$46,500	—	$(2,011,599)	$1,252,148
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,280,436	8,280,436
Other comprehensive income:									—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(20,245)		(20,245)
Total other comprehensive income									—				(20,245)
Total comprehensive income									—						8,260,191
Issuance of Series E Preferred shares	—	—	—	—	10,167,730	49,305,973	—	—	—	—	—	—	—	—	49,305,973
Issuance of Common A shares	254,065	1,250,000	—	—	—	—	—	—	—	—	—	—	—	—	1,250,000
Exercise of stock options	202,833	110,717	—	—	—	—	—	—	—	—	—	—	—	—	110,717
Repurchase of Common A shares	(8,134,184)	—	—	—	—	—	—	—	8,134,184	(40,000,000)	—	—	—	—	(40,000,000)
Conversion to C Corp	—	—	—	—	—	—	—	—	—	—	—	(2,011,599)	—	2,011,599	—
Tax benefit derived from stock option exercises	—	—	—	—	—	—	—	—	—	—	—	370,213	—	—	370,213
Record tax basis intangible resulting from share purchase	—	—	—	—	—	—	—	—	—	—	—	6,603,203	—	30,807	6,634,010
Repayment of member receivable	—	—	—	—	—	—	—	—	—	—	188,469	—	—	—	188,469

InnerWorkings, Inc.

Consolidated Statements of Stockholder’s Equity/Members’ Equity—Continued

	Common A		Class B Preferred		Series E Preferred		Common Stock		Treasury Stock		Member Receivable	Addi- tional Paid-In Capital	Accum- ulated Other Compre- hensive (Loss)	Retained Earnings (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Preferred Series D accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(167,031)	(167,031)
Initial public offering proceeds	—	—	—	—	—	—	7,060,000	71	—	—	—	55,811,303	—	—	55,811,374
Preference payments on preferred shares	—	—	—	—	—	—		—	—	—	—	—	—	(5,500,000)	(5,500,000)
Preferred Series B and E dividends	—	—	—	(20,625)	—	—		—	—	—	—	—	—	(1,408,740)	(1,429,365)
Distributions on Common A shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(193,655)	(193,655)
Stock based compensation expense	—	—	—	—	—	—		—	—	—	—	561,470	—	—	561,470
Conversion of Preferred Series D	—	—	—	—	—	—	1,600,000	16				4,999,984			5,000,000
Conversion to Common Stock	(24,249,089)	(3,995,808)	(937,500)	(750,000)	(10,167,730)	(49,305,973)	35,354,319	353	—	—	—	54,051,428	—	—	—

Balance at December 31, 2006	—	$—	—	$—	—	$—	44,014,319	$440	8,134,184	$(40,000,000)	$—	$120,432,502	$(20,245)	$1,041,817	$81,454,514

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2005	2006
Cash flows from operating activities
Net income	$1,756,810	$4,634,137	$8,280,436
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	191,837	(58,244)	—
Deferred income taxes	—	—	883,483
Noncash stock compensation expense	—	87,500	561,470
Depreciation and amortization	223,027	387,911	1,029,968
Bad debt provision	148,616	176,392	314,172
Deferred financing amortization	—	9,580	9,581
Change in assets, net of acquisitions:
Accounts receivable	(6,460,798)	(4,817,655)	(21,705,153)
Inventory	—	—	(429,847)
Unbilled revenue	(304,512)	(1,080,325)	(1,163,217)
Prepaid expenses and other	(77,783)	(3,346,286)	(1,191,010)
Change in liabilities, net of acquisitions:
Accounts payable	5,371,898	4,879,117	4,519,009
Customer deposits	130,136	43,568	(2,888,180)
Accrued expenses and other	(124,628)	51,148	1,916,727

Net cash provided by (used in) operating activities	854,603	966,843	(9,862,561)
Cash flows from investing activities
Purchases of property and equipment	(309,834)	(1,005,447)	(1,381,523)
Purchase of marketable securities	—	—	(10,000,000)
Investment in Echo	—	(125,000)	—
Purchase of customer list	—	(37,500)	—
Purchase of Ocular	(681,225)	—	—
Purchase of Graphography, net of cash acquired	—	—	(3,278,124)
Purchase of CoreVision	—	—	(310,000)
Purchase of Applied Graphics	—	—	(7,153,614)

Net cash used in investing activities	(991,059)	(1,167,947)	(22,123,261)
Cash flows from financing activities
Net borrowings (repayments) of note payable, bank	678,154	2,245,357	(6,971,569)
Repayment of member receivable	—	—	188,469
Payment of deferred financing fees	(30,339)	—	—
Principal payments on capital lease obligations	(45,031)	(58,908)	(111,475)
Tax benefit of stock options exercised	—	—	370,213
Advances (repayment) to related parties	(344,803)	(208,189)	159,201
Payments of distributions	(1,458,347)	(1,611,690)	(3,330,654)
Payment of dividends on preferred shares	(229,800)	(838,517)	(1,646,136)
Preference payments on preferred shares	—	—	(5,500,000)
Issuance of shares	2,300,000	2,160,000	106,477,977
Payments for share repurchase	(224,000)	—	(40,000,000)

Net cash provided by financing activities	645,834	1,688,053	49,636,026
Increase in cash and cash equivalents	509,378	1,486,949	17,650,204
Cash and cash equivalents, beginning of year	966,413	1,475,791	2,962,740

Cash and cash equivalents, end of year	$1,475,791	$2,962,740	$20,612,944

Supplemental disclosure of cash flow information
Cash paid during the year for interest	27,277	71,300	168,784
Cash paid for income taxes	—	—	3,060,718
Non-cash investing activity
Settlement of accounts receivable as part of Ocular acquisition	441,775	—	—
Settlement of advances to related parties as part of acquisition	—	313,438	—
Issuance of options in connection with Insight acquisition	—	46,500	—
Purchase of furniture and equipment with capital lease	173,178	323,591	—
Purchase payments accrued for CoreVision acquisition	—	—	1,436,000
Purchase payments accrued for Applied Graphics acquisition	—	—	185,000
Noncash financing activity
Share repurchase in exchange for reduction in prepaid commission	410,000	—	—
Unrealized loss on available for sale investments	—	—	20,245

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of print procurement services to large and middle market companies in the United States. The Company’s services range from procuring, purchasing and delivering print products in individual transactions through a competitive bid process to offering comprehensive outsourced enterprise solutions.

The Company is organized and managed as a single business segment, print procurement services, and is viewed as a single operating segment by the chief operating decision maker for purposes of resource allocation and assessing performance.

On January 3, 2006, the Company completed its conversion to a corporate structure whereby InnerWorkings, LLC converted to InnerWorkings, Inc. As a result, each voting Class A common unit of the LLC converted to a fully paid share of Class A Common Stock, with a par value of $0.0001 per share. The non-voting Class A common units converted to a fully paid share of Class B Common Stock, with a par value of $0.0001 per share. In addition, each B and D preferred unit of the LLC converted to fully paid shares of Series B and Series D Preferred Stock, respectively, both with a par value of $0.0001 per share. In connection with the conversion, the undistributed losses as of the conversion date were classified to additional paid in capital.

As of January 3, 2006, the Company is now organized and existing under the General Corporation Law of the State of Delaware. The term of existence began with the filing of the Second Amended and Restated Certificate of Incorporation with the Delaware Secretary of State and continues indefinitely.

2. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of InnerWorkings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results can differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Fair Value of Financial Instruments

As of December 31, 2006 and 2005, the carrying value of the Company’s financial investments, which consist of cash and cash equivalents, marketable securities, accounts receivable, line of credit, and accounts payable, approximate their fair values due to their short maturities or other factors.

Revenue Recognition

Revenue is recognized when title transfers, which occurs when the product is shipped either from a third party to the customer or shipped directly from our warehouse to the customer. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

In accordance with EITF Issue 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, the Company recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing our products, among other things.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities

In September 2006, the Company purchased $10 million in a marketable security with a portion of the net proceeds received from the initial public offering (Note 10) that was completed in August 2006. The $10 million was invested in an income fund that invests in taxable fixed income securities, including asset-backed and mortgage related securities, U.S. government and agency securities that are carried at fair value, which is determined based on quoted market prices. The Company has classified this investment as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investment is reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses and interest and dividends are included in interest income or interest expense as appropriate.

As of December 31, 2006, gross unrealized holding losses were $20,245. Management does not believe any unrealized losses as of December 31, 2006 represent other-than-temporary impairment. The unrealized losses are primarily attributable to changes in interest rates and not credit deterioration. The Company currently has both the intent and ability to hold the securities for the time necessary to recover the cost of the investment.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices past due 90 days are considered delinquent. Interest is not accrued on outstanding balances.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by first-in, first-out method, and represents the lower of replacement cost or estimated realizable value. Inventory consists of purchased finished goods.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 years
Furniture and fixtures	5 years

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2006 analysis performed, no impairment charges are required.

The following is a summary of the goodwill balance as of December 31:

Balance as of December 31, 2005	$352,954
Goodwill acquired related to the purchase of Graphography Limited LLC (Note 8)	2,419,845
Goodwill acquired related to the purchase of CoreVision Group, Inc. (Note 8)	2,511,658
Goodwill acquired related to the purchase of Applied Graphics (Note 8)	4,454,102

Balance as of December 31, 2006	$9,738,559

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, trade names and noncompete agreements, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of twelve years, four years and four years, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Following is a summary of the intangible assets as of December 31:

	2005	2006	Weighted- Average Life
Customer lists	$925,485	$6,245,978	12.2 years
Noncompete agreements	242,000	521,000	4.4 years
Trade names	—	390,000	4 years

	1,167,485	7,156,978
Less accumulated amortization	(236,711)	(625,787)

Intangible assets, net	$930,774	$6,531,191

Amortization expense related to these intangible assets was $138,360 and $389,076 for the years ended December 31, 2005 and 2006, respectively.

The estimated amortization expense for the next five years is as follows:

2007	$761,231
2008	729,440
2009	670,431
2010	633,956
2011	552,331
Thereafter	3,183,802

$6,531,191

Shipping and Handling Costs

Shipping and handling costs are classified in cost of sales in the consolidated statements of operations.

Investment

Investment consists of an investment in an affiliated company that the Company does not control and does not have the ability to exercise significant influence over such affiliated companies’ operations and financial policies. This investment is accounted for using the cost method.

Income Taxes

Through December 31, 2005, the Company was treated as a partnership for federal income tax purposes. Federal taxes were not payable by or provided for the Company. Members were taxed individually on their share of the Company’s earnings.

On January 3, 2006, as discussed in Note 7, the Company converted from an LLC to a “C” corporation. As a result of this conversion, the Company now accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $31,770, $81,298 and $134,091 for each of the years ended December 31, 2004, 2005, and 2006, respectively.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees , and complied with the disclosure requirements of Financial Accounting Standards Board (FASB) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123 . To value option grants prior to January 1, 2006, the Company used the minimum value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments , using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, the Company continues to account for nonvested equity awards outstanding at the date of adopting Statement 123 (R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. As of December 31, 2006, all options granted under APB No. 25 had exercise prices which were equal to or exceeded fair value on the date of the grant and therefore no compensation expense was recorded.

During the year ended December 31, 2006, the Company issued 1,362,050 options. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $561,470 in compensation expense for the twelve month period ended December 31, 2006.

As a result of adopting FAS 123 (R) in fiscal 2006, the Company’s net income before taxes and net income for the year ended December 31, 2006 are $511,677 and $309,565 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.01 lower, than if the Company had continued to account for share-based compensation under APB No. 25.

The following assumptions were utilized in the valuation for options granted in 2006:

Dividend yield	—%
Risk-free interest rate	4.62%-5.02%
Expected life	5 years
Volatility	33.5%

3. Property and Equipment

Property and equipment at December 31, 2005 and 2006, consisted of the following:

	2005	2006
Computer equipment	$354,915	$560,566
Software, including internal use software	805,940	1,848,671
Furniture and fixtures	710,992	1,329,576

	1,871,847	3,738,813
Less accumulated depreciation	333,053	936,954

	$1,538,794	$2,801,859

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Depreciation expense was $238,278, and $640,892, for the years ended December 31, 2005, and 2006, respectively. Depreciation expense includes amortization of office furniture under capital leases of $27,879 and $70,254 for the years ended December 31, 2005 and 2006, respectively.

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. The total depreciation expense for the years ended December 31, 2005 and 2006 was $110,053 and $321,524, respectively and was included in depreciation expense. At December 31, 2005 and 2006, net book value of internal use software costs were $671,917 and $1,389,271, respectively.

4. Outstanding Line of Credit

The Company has a $20.0 million line of credit with JPMorgan Chase Bank, N.A, which expires on June 30, 2007. Outstanding borrowings are collateralized by substantially all of the Company’s assets and are limited to 80% of the book value of the eligible accounts receivable. During 2006, the outstanding line of credit balance on the date of initial public offering of $1,065,832 was paid off in August 2006 in connection with the Company’s initial public offering. Interest payments of approximately $44,000 and $139,000 were made during 2005 and 2006, respectively with interest payable at the monthly prime rate ranging from 5.25% to 7.25% for the year ended December 31, 2005 and 7.25% to 8.25% from January through August 2006. The Company’s line of credit had no outstanding borrowings and had $20.0 million available as of December 31, 2006. Outstanding borrowings under the line of credit were $2,923,511 at December 31, 2005.

5. Distribution Payable

On December 31, 2005, the Company converted from a cash basis tax payer to an accrual basis tax payer. As a result, each owner of the Company owed taxes on the net income generated as a result of the conversion. The Company distributed funds to reimburse each owner for their portion of the tax liability created from the conversion to an accrual basis tax payer. The total amount distributed to the owners was $2,987,000, which was paid during the second quarter of 2006.

6. Commitments and Contingencies

Lease Commitments

During 2006, the Company assumed contractual capital and operating lease obligations through acquisitions, which consisted primarily of building operating leases. The Company also has various capital leases that are collateralized by the respective underlying assets for furniture and fixtures that may be purchased for a nominal amount upon expiration of the leases at various dates through November 2010. Monthly payments range from $580 to $6,516. The cost and accumulated depreciation of the capital leases included in furniture and fixtures at December 31, 2006, was $491,779 and $118,073, respectively. Amortization of the related assets is included in depreciation and amortization in the accompanying statements of income.

In December 2003 (as amended in June 2005), the Company entered into an operating lease agreement for a new facility. The lease agreement expires December 31, 2015, and requires escalating base monthly

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

rental payments ranging from $16,436 to $80,136, plus an additional monthly rental payment for real estate taxes and common area maintenance fees related to the building.

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2004, 2005, and 2006 was $307,305, $360,627, and $828,923, respectively.

Minimum annual rental payments are as follows:

	Capital Leases	Operating Leases
2007	$98,997	$2,016,157
2008	85,156	2,151,608
2009	84,576	2,131,912
2010	71,680	1,544,590
2011	—	1,362,380
Thereafter	—	3,959,159

Total minimum lease payments	340,409	$13,165,806

Less amounts representing interest	44,230

	$296,179

7. Income Taxes

On January 3, 2006, the Company converted from an LLC to a “C” corporation. As a result of this conversion, the Company now accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. As a result of the $40,000,000 share redemption occurring in January 2006 (see note 13), and as the Company redeemed the shares as a LLC, the tax basis of the Company increased resulting in the recognition of a deferred tax asset of $13,200,000, for which a valuation allowance of $6,600,000 was recorded with a corresponding net increase to additional paid in capital of $6,600,000.

The provision for income taxes consists of the following components for the year ended December 31, 2006:

Current
Federal	$3,586,383
State	865,508

Total current	4,451,891

Deferred
Federal	755,817
State	127,666

Total deferred	883,483

Income tax expense	$5,335,374

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The provision for income taxes for the year ended December 31, 2006 differs from the amount computed by applying the U.S. federal income tax rate of 34% to pretax income because of the effect of the following items:

Tax expense at U.S. federal income tax rate	$4,629,375
State income taxes, net of federal income tax effect	655,495
Recognition of deferred taxes upon conversion to a C corporation	25,634
Nondeductible expenses and other	24,870

Income tax expense	$5,335,374

At December 31, 2006, the Company’s deferred tax assets and liabilities consisted of the following:

Current deferred tax assets:
Reserves and allowances	$432,758
Other	6,772

Total current deferred tax assets	439,530

Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	12,390,125
Less: Valuation allowance	(6,603,184)
Net operating loss carryforward	343,541
Stock options	219,062

Total noncurrent deferred tax assets	6,349,544

Total deferred tax assets	6,789,074

Total current deferred tax liability:
Prepaid & other expenses	(124,992)
Noncurrent deferred tax liabilities:
Fixed assets	(600,453)
Intangible assets	(1,211,898)

Total noncurrent deferred tax liabilities	(1,812,351)

Total deferred tax liabilities	(1,937,343)

Net deferred tax asset	$4,851,731

Net current deferred tax asset	$314,538
Net noncurrent deferred tax asset	4,537,193

Net deferred tax asset	$4,851,731

In connection with the purchase of Core Vision, Inc., on September 1, 2006, the Company acquired $880,518 in net operating loss carryforwards. At December 31, 2006, $880,518 of losses remain outstanding for future use and will expire in 2025.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

8. Acquisitions

Graphography Acquisition

On May 31, 2006, the Company acquired Graphography Limited LLC, a provider of production management services including print procurement and promotion services located in New York. Through this acquisition, the Company added two significant enterprise clients and established a presence in the New York market, which was viewed as an important step in the achievement of geographic expansion objectives. The acquisition price was $4,827,195, including expenses directly related to the acquisition. In addition, there is up to an additional $3,000,000 in cash payable contingent on the revenue generated by Graphography on or prior to May 31, 2010. Any contingent payments will be recorded as additional goodwill on the balance sheet. Approximately $2,400,000 of the goodwill will be deductible for tax purposes. The Company also assumed certain contractual operating lease obligations. The consolidated financial statements include the financial results of this acquisition beginning June 1, 2006.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The customer lists have an average weighted life of 15 years and the non-compete agreements have an average weighted life of 2 years. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decrease to amounts previously reported.

Current assets (including cash acquired of $1,549,071)	$7,357,491
Property and equipment	24,283
Customer list	2,597,000
Non-compete agreements	109,000
Goodwill	2,419,845
Liabilities assumed	(7,680,424)

Net purchase price	$4,827,195

CoreVision Acquisition

On September 1, 2006, the Company acquired CoreVision, Inc., a provider of production management services including print procurement and promotion services located in Carol Stream, Illinois, with sales offices located in Grand Rapids, Michigan and Kansas City, Missouri. Through this acquisition, the Company added 15 sales executives, including the first sales executives in the states of Michigan and Missouri. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $1,746,000, including expenses directly related to the acquisition, $10,000 paid in September 2006 and the remaining to be paid over the next 11 months. There is up to an additional $2,500,000 in cash payable contingent on the gross profit generated by CoreVision on or prior to December 31, 2009, $666,000 of which was payable at December 31, 2006 and is included in the $1,746,000 purchase price. Any contingent payments will be recorded as additional goodwill on the balance sheet. At December 31, 2006, $770,000 remains due to seller and is included in the net purchase price. The Company also assumed certain contractual operating lease obligations. The consolidated financial statements include the financial results of this acquisition beginning September 1, 2006. As the Company acquired the stock of CoreVision, Inc. there will be no goodwill deductible for tax purposes.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decrease to amounts previously reported.

Current assets	$3,034,566
Property and equipment	238,752
Customer list	223,493
Other assets	45,827
Goodwill	2,511,658
Deferred tax asset	421,871
Line of credit	(1,872,903)
Other liabilities assumed	(2,857,264)

Net purchase price	$1,746,000

For the year ended December 31, 2006, the Company recorded restructuring liabilities of $54,275 as a result of the acquisition. The restructuring liabilities relate to severance packages issued to certain CoreVision employees upon termination. Severance payments of $5,779 were made during 2006 and the Company anticipates that payments associated with employee terminations will be complete by the end of calendar 2007.

Applied Graphics Acquisition

In October 2006, the Company acquired Applied Graphics, Inc., a provider of production management and print-on-demand services with locations in California and Hawaii. Through the acquisition the Company established a presence in the West Coast market with sales executives in California, Hawaii and Nevada. The Company added 35 sales executives and significantly expanded the pipeline of clients to which the Company can market their enterprise solution. The acquisition price was $7,338,614, including expenses directly related to the acquisition. In addition, there is up to an additional $4,850,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Applied Graphics on or prior to September 30, 2008. At December 31, 2006, $185,000 remains due to seller and is included in the net purchase price. As the Company acquired the stock of Applied Graphics, Inc. there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning October 1, 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

Accounts receivable	$4,730,295
Inventory	818,001
Other current assets	989,344
Property, plant and equipment	260,956
Other non-current assets	143,019
Customer list	2,500,000
Noncompete agreement	170,000
Trade name	390,000
Goodwill	4,454,102
Line of credit	(2,175,155)
Deferred tax liability related to customer list acquired	(1,244,741)
Assumed other liabilities	(3,697,207)

Net purchase price	$7,338,614

For the year ended December 31, 2006, the Company recorded restructuring liabilities of $84,249 as a result of the acquisition. The restructuring liabilities relate to severance packages issued to certain Applied Graphics employees upon termination. No severance payments were made during 2006 and the Company anticipates that payments associated with employee terminations will be complete by the end of 2007.

The following unaudited pro forma information presents a summary of the Company’s consolidated statements of income for the years ended December 31, 2005 and 2006 as if the Company had acquired Graphography and Applied Graphics as of January 1 and additionally as if the Company had converted to a C corporation as of January 1.

	For the Year Ended December 31,
	2005	2006
Revenue	$130,736,660	$195,547,082
Income from operations	5,072,214	13,535,050

Net income	3,015,383	8,464,166
Basic income per share	$0.07	$0.22
Diluted income per share	$0.07	$0.21

The results of CoreVision’s operations do not have a material impact on the Company’s financials. As a result, the pro forma financial information is not provided.

Ocular Group, LLC Acquisition

On April 6, 2004, the Company acquired certain assets and assumed certain obligations of Ocular Group, LLC. (Ocular), a company which sold promotional products and print-related services manufactured or produced by third parties. The acquisition of Ocular allowed the Company to gain access to a new business market and build relationships with very strategic customers. The results of Ocular’s operations have been included in the consolidated financial statements since the date of acquisition.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The aggregate purchase price of the acquisition was $1,123,000. At the time of acquisition, the Company had trade receivables from Ocular of $441,775, and as a result, the Company paid in cash the net amount of $681,225, including $42,000 in direct costs related to the acquisition. The Company also assumed certain contractual operating lease obligations.

The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition:

Customer list	$646,500
Noncompete agreement	242,000
Goodwill	234,500

Net assets acquired	$1,123,000

Insight, LLC Acquisition

In January 2003, the Company acquired a 100% ownership interest in Insight, LLC, a start-up entity with no net assets, liabilities, or historical operating results, from the Company’s majority holder in exchange for 13,000,000 Class A units of InnerWorkings. Insight allowed the Company to gain access to a new business market and build relationships with very large strategic customers. Subsequently, in October 2003, Insight commenced operations by acquiring certain customer relationships from Express Productions, Inc. in exchange for the issuance of 4,900,000 Class A units of Insight (a 49% interest). Insight also assumed approximately $124,000 of customer deposit obligations in exchange for a note receivable from the shareholders of Express Productions, Inc. As a result of this transaction, the ownership in Insight was reduced to 51%. In March 2005, the Company purchased the remaining 49% interest in Insight in exchange for 150,000 options to purchase Class A common nonvoting units in InnerWorkings at an exercise price of $.50 per unit (estimated fair value of $.37 per unit) and the forgiveness of advances to minority holders of approximately $313,000. As a result of this acquisition, the Company recorded a customer list valued at $241,485 and goodwill of $118,454. The results of operations of Insight have been included in the consolidated financials statements for 2004, 2005, and 2006, with a corresponding minority interest expense for the periods prior to March 2005.

9. SNP Transaction

In March 2006, the Company entered into an agreement with SNP Corporation Ltd. to grant a non-exclusive, non-transferable license to use certain non-core applications of the Company’s software in China, Singapore and Hong Kong. Pursuant to the terms of the agreement, SNP paid the Company $1,000,000 in five monthly installments of $200,000, beginning in April 2006. The initial term of the agreement is one year and is automatically renewed for successive one-year terms in the absence of a termination by either party. Thus far, neither party has terminated the agreement. The revenue for this license agreement is being recognized ratably over the 12-month initial term of the agreement and is recorded as revenue in the Consolidated Statements of Income. In the event the agreement is renewed, SNP will pay the Company 1% of the gross revenue for all transactions processed through the licensed software during the term of the agreement. In addition, in April 2006, the Company sold 254,065 shares of its Class A common stock to SNP at a price of $4.92 per share for a total purchase price of $1,250,000 million. Mr. John R. Walter, the Chairman of the Board serves as the non-executive Chairman of SNP Corporation Ltd.

10. Initial Public Offering

In August 2006, the Company completed an initial public offering (IPO) in which 12,178,500 common shares were sold at a price to the public of $9.00 per share. 7,060,000 shares were sold by the Company and

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

5,118,500 shares were sold by the selling shareholders. The net proceeds to the Company from the IPO, after underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under the line of credit, were approximately $47.8 million. In connection with the IPO, the Company recapitalized all of its outstanding shares of capital stock into shares of its common stock on a one-for-one basis.

11. Earnings (Loss) Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 4,157,500 of Series B, C and D preferred shares were excluded from the calculation in 2004 and 1,600,000 of Series D preferred shares were excluded from the calculation in 2005, as they were anti-dilutive. During 2006, all outstanding preferred shares were converted to common shares in connection with the initial public offering completed in August 2006.

The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2004, 2005, and 2006, is as follows:

	Years Ended December 31,
	2004	2005	2006
Numerator:
Net income	$1,756,810	$4,634,137	$8,280,436
Preferred stock dividends	(462,000)	(761,825)	(1,408,740)

Numerator for basic earnings per share	1,294,810	3,872,312	6,871,696
Effect of dilutive securities:
Preferred stock dividends	—	78,750	1,408,740

	—	78,750	1,408,740

Numerator for diluted earnings per share	$1,294,810	$3,951,062	$8,280,436

Denominator:
Denominator for basic earnings per share—weighted-average shares	29,448,772	31,009,580	31,711,974
Effect of dilutive securities:
Convertible preferred shares	—	937,500	5,069,421
Employee stock options	—	760,212	2,590,786

Dilutive potential common shares	—	1,697,712	7,660,207

Denominator for dilutive earnings per share	29,448,772	32,707,292	39,372,181

Basic earnings per share	$0.04	$0.12	$0.22
Diluted earnings per share	$0.04	$0.12	$0.21

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Pro Forma Earnings Per Share

Pro forma earnings per share has been adjusted for the preferred stock dividends in 2005 and 2006 and for the provision for income taxes resulting from the Company’s conversion from an LLC to a C Corporation in January 2006. The preferred stock dividends have been added back to net income, assuming the conversion of all preferred shares occurred at the beginning of the fiscal year. The provision for income taxes has been subtracted from net income as if the conversion to a C Corporation had occurred in January 2004.

	Years Ended December 31,
	2004	2005	2006
Numerator:
Historical net income applicable to common shareholders	$1,294,810	$3,872,312	$6,871,696
Effect of pro forma adjustments:
Provision for income taxes	(685,156)	(1,807,313)	—
Preferred stock dividends	—	761,825	1,408,740

	(685,156)	(1,045,488)	1,408,740

Pro forma numerator for basic and diluted earnings per share	$609,654	$2,826,824	$8,280,436

Denominator:
Historical denominator for basic earnings per share —weighted-average shares	29,448,772	31,009,580	31,711,974
Effect of pro forma adjustments:
Conversion of preferred to common shares	—	2,537,500	7,936,418

Denominator for pro forma basic earnings per share	29,448,772	33,547,080	39,648,392
Effect of dilutive securities
Employee stock options	—	760,212	2,590,786
Denominator for pro forma diluted earnings per share	29,448,772	34,307,292	42,239,178

Pro forma basic earnings per share	0.02	0.08	0.21
Pro forma diluted earnings per share	0.02	0.08	0.20

12. Stock-Based Compensation Plans

In January 2004, the Company adopted the 2004 Unit Option Plan providing for the issuance of stock options of Class A common stock. Under the Plan, the Company may issue options, at the discretion of the Board, to purchase Class A nonvoting member units. The Plan was administered by the Board of Managers who determined the exercise price of options, number of units to be issued, and the vesting period. As specified in the Plan, the exercise price per share shall not be less than the fair market value on the effective date of grant. The term of an option did not exceed ten years, and the options generally vest ratably over four years from the date of grant.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

During the third quarter of 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, the 2004 Unit Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Outstanding awards under the Unit Option Plan are now subject to the Stock Incentive Plan and no additional awards may be made under the Unit Option Plan on or after the effective date of the Stock Incentive Plan. A total of 1,000,000 shares of common stock have been reserved for issuance under the Plan. A summary of stock option activity is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2003	—	—	—
Granted	2,985,000	$0.50	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2004	2,985,000	$0.50	$—
Granted	1,338,500	0.67	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2005	4,323,500	$0.55	$495,045
Granted	1,362,050	5.87	—
Exercised	(202,833)	0.55	918,222
Forfeited	(3,350)	9.00	—

Outstanding at December 31, 2006	5,479,367	$1.87	$77,204,309

Options vested at December 31, 2006	3,639,667	$0.56	$56,062,347

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

As of December 31, 2006, there were 5,479,367 options issued pursuant to the Plan. These options have exercise prices ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted-average remaining contractual life of 8.35 years. At December 31, 2006, 3,639,667 shares were vested. As of December 31, 2005, there were 4,323,500 options issued pursuant to the Plan. These options have exercise prices ranging from $0.50 to $1.00, vest ratably from one to six years and have a weighted-average remaining contractual life of nine years. At December 31, 2005, 1,493,500 shares were vested.

The aggregate intrinsic value of options outstanding for 2004, 2005 and 2006 was $0, $495,000, and $77.2 million, respectively. The aggregate intrinsic value of options exercisable for 2004, 2005, and 2006 was $0,

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

$153,000, and $56.1 million, respectively. As the Company completed the initial public offering during 2006, there was no aggregate intrinsic value for the 2005 and 2004. In addition, the exercise price of all of the options granted during 2004 and 2005 was at or above the fair market value, therefore there was no intrinsic value associated with these options. The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2004, 2005 and 2006, respectively. These amounts change based on the fair market value of the Company’s stock which was $0.43, $0.65, and $15.96 on the last business day of the years ended December 31, 2004, 2005, and 2006, respectively.

The fair value of the Company’s common stock for options granted during 2005 was estimated by its management. The Company did not obtain contemporaneous valuations by an independent valuation specialist during this period. In August 2005, the Company engaged an independent valuation specialist to perform a retrospective valuation of its common stock as of November 30, 2004. The independent specialist arrived at a fair value using the income approach and determined the fair value of the Company’s common stock to be $0.43 per share. The Company applied the independent specialist’s methodology and determined the fair value of its common stock to be $0.65 per share as of June 30, 2005 and as of September 30, 2005. The Company accounted for stock-based compensation during this period in accordance with APB Opinion No. 25. The exercise price of all of the options that the Company granted during this period was at or above fair market value. As a result, there was no intrinsic value associated with these option grants. Pursuant to APB Opinion No. 25, the Company was not required to record any compensation expense in connection with these option grants.

The weighted-average grant-date fair value of options granted during 2006 was $3.55.

As of December 31, 2006, there was $4,539,289 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans. This cost is expected to be recognized over a weighted average period of 5.52 years. The stock-based compensation expense recorded for fiscal 2006 was $561,470. The following table summarizes information about all stock options outstanding for the Company as of December 31, 2006:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$ 0.43 - $ 0.50	3,127,167	7.70	$0.50	3,027,167	$0.50
$ 0.62 - $ 0.65	788,500	9.02	$0.65	443,500	$0.65
$ 1.00 - $ 4.92	1,385,000	9.25	$4.34	165,000	$1.24
$ 5.35 - $ 9.00	78,700	9.99	$7.82	4,000	$5.81
$14.60 - $16.41	100,000	9.83	$15.51	—	$—

	5,479,367	8.35	$1.87	3,639,667	$0.56

13. Redeemable Preferred Shares and Members’ Equity

Class A Common Stock

The Company had authorized 31,926,375 common shares, which were issued and outstanding at December 31, 2005. In February 2004, the Company repurchased 2,400,000 Class A voting shares for $634,000. In January 2006, the Company issued 10,167,730 Series E preferred shares for $4.92 per share and used $40 million of the $50 million to redeem Class A common shares held by the existing shareholders. As a result of the initial public offering that was completed in August 2006, all outstanding shares were converted to common shares.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

Class B Preferred Shares

The Company had authorized 937,500 Class B preferred shares, all of which were issued and outstanding at December 31, 2005. As of December 31, 2005, the Company had a receivable of $188,469 for proceeds to be received for the issuance of Class B shares. Class B preferred shares were entitled to receive a distribution preference over Class A shares at a rate of $.064 per Class B preferred in the first year and increasing $.08 per year to a maximum of $.096 per year, as defined in the agreement, which are payable quarterly in advance beginning on the date of issuance. Class B preferred shares were also entitled to a liquidation preference over the Class A common shares at a rate of $1.60 per Class B preferred share. Class B preferred shares were convertible at the option of each Class B preferred share in such a number of Class A voting common shares as is determined by dividing $.80 by the Class B conversion price, as defined in the agreement. The Class B conversion price shall initially be $.80, and then adjusted, as defined in the agreement. As a result of the initial public offering that was completed in August 2006, all outstanding preferred shares were converted to common shares. In addition, $39,577 of dividends were paid to the Series B shareholders in the year ended December 31, 2006.

Class C Preferred Shares

The Company had authorized 2,580,000 Class C preferred shares, all of which were issued and outstanding at December 31, 2004. The Class C preferred shares were entitled to receive preferential cumulative distributions payable in arrears on a quarterly basis at an annual rate of $.08 per unit, beginning subsequent to June 2003. No Class A or Class B holders would have been paid until all Class C distributions were satisfied. The Class C preferred shares also received a liquidation preference of $1.00 per Class C preferred share before any Class B or Class A members may have received any liquidation payments. Class C preferred shares were convertible automatically into shares of Class A voting common shares upon the consent of the majority of the outstanding Class C preferred shareholders or upon the filing of a registration on Form S-1 under the Securities Act of 1933, as defined in the agreement. The number of Class C preferred shares converted would have been in such a number of Class A voting common shares as was determined by dividing $1.00 by the Class C preferred conversion price in effect at the time of conversion. The Class C preferred conversion price was $1.00 initially, and then adjusted, as defined in the agreement. The Class C preferred share members of the Company had a put option effective March 31, 2008, that required the Company to purchase any such shares of Class C preferred shares held by the holder. The purchase price per Class C preferred share was equal to $1.00 per unit, plus interest computed at 15% per annum, noncompounded, less the amount of all distributions paid to the Class C preferred shareholders. The Company also had a call option on its Class C preferred shares any time after March 31, 2004, that required the holders of the Class C preferred shares to sell any or all shares held. The purchase price was equal to $1.00 per unit, plus interest computed at 15% per annum, noncompounded, less the amount of all distributions paid to the Class C preferred shareholders. In February 2005, the Company received $2,000,000 and 1,000,000 Class C units from a member in exchange for 450,000 Class A voting units and 960,000 Class D preferred units. In addition, in June 2005, the Class C shareholders elected to convert the remaining 1,580,000 Class C units into 1,580,000 Class A voting units.

Class D Preferred Shares

The Company had authorized 1,600,000 Class D preferred shares, all of which were issued and outstanding at December 31, 2005. The Class D preferred shares were entitled to preferential cumulative distributions payable in arrears on a monthly basis at an annual rate of $.375 per unit, beginning subsequent to August 2004. No Class A, Class B, or Class C holders shall be paid until all Class D holders’ distributions were satisfied. In addition, the Class D preferred shares were entitled to receive preferential distributions at an annual rate of $.09375 per unit payable in a lump sum upon the preference satisfaction date, as defined in the agreement. The Company was required under the original terms to pay the preference satisfaction amount, defined as the sum of

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

the Class D preferred purchase price per share plus all accrued and unpaid dividends, in August 2008 (the preference satisfaction date), which could be extended to August 2009. If the preference satisfaction amount was distributed, each D Preferred Unit entitled its holder to all of the rights of an A Common Unit, and the preferential rights of each D Preferred Unit shall automatically terminate. In addition, if the preference satisfaction amount was distributed, the Class D holders would receive 100,000 A Common units. As the Class D preferred shares were mandatorily redeemable at a fixed date, these shares were classified as a liability on the consolidated balance sheet at December 31, 2004, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity , and the related dividends were reflected as interest expense. In February 2005, the terms of the Class D preferred share were amended to remove the required payment date; the holders now have the right to demand redemption of the Class D preferred shares, no earlier than August 15, 2008, and no later than August 15, 2009 (the Final Preference Satisfaction Date). In the event the holders do not demand repayment, the Company shall immediately issue 200,000 Class A voting shares to the holders of the Class D preferred shares as additional consideration. The Class D preferred shares also receive a liquidation preference of $3.125 per share before any Class C, Class B, or Class A members receive any liquidation payments.

The Class D preferred stock (i) may, at the option of a holder, be converted into Class A common stock and (ii) will automatically convert into Class A common stock (1) upon the election of the holders of at least a majority of the outstanding shares of Class D preferred stock or (2) upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the Company’s account. The number of shares of Class A common stock to which a Class D preferred stock holder is entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 1.0) by the number of Class D preferred shares to be converted. As of December 31, 2004, 640,000 shares of Class A common stock and as of December 31, 2005, 1,600,0000 shares of Class A common stock would have been required to be issued upon the conversion of all of the issued and outstanding shares of Class D preferred stock. These shares have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2004 and 2005, as the impact resulting from the conversion and dividends paid would be anti dilutive.

As a result of the initial public offering that was completed in August 2006, all outstanding preferred shares were converted to common shares. In addition, $343,118 of dividends and a $5,000,000 preference payment were paid to the Series D shareholders in the year ended December 31, 2006.

Class E Preferred Shares

In January 2006, the Company issued 10,167,730 shares of Series E units in exchange for $50,000,000 in cash. The Company retained $10,000,000 of the proceeds for working capital and general corporate purposes, while the remaining $40,000,000 redeemed shares held by certain existing shareholders. The Series E preferred shares accrue preferential cumulative dividends at an annual rate of 4%. Series E preferred shares are also entitled to a liquidation preference over the other junior preferred and common stock shareholders an amount equal to 50% of the original purchase price per share plus any accrued but unpaid dividends. In addition, the Series E units shall be automatically converted into common stock with the consent of the Series E shareholders upon a firmly underwritten public offering of common shares at a public offering price no less than 1.75 times the original purchase price within 18 months of the closing and 2.00 times after 18 months and a total offering no less than $25,000,000.

The terms and conditions relating to the issuance of Series E preferred stock and related redemption transactions were determined through arms-length negotiations among the Series E preferred investors, the holders of a majority of the common shares and the Company. As part of the arms-length negotiations, the parties

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

agreed that $40 million of the Series E investment would be used to redeem shares of common stock on a pro rata basis at $4.92 per share. In particular, the parties agreed on the ownership percentages that the shares of Series E preferred stock and common stock, each as a class, would represent in the Company on a post-transaction basis. This ownership percentage, rather than relative priority or dividend rights, was the key factor in determining the redemption price. To arrive at the appropriate ownership percentage for the holders of common stock, it was determined that $40 million of the Series E investment proceeds would redeem 8,134,184 shares of common stock at a redemption price of $4.92 per share. A redemption price of more or less than $4.92 per share would have resulted in the holders of common stock, as a class, owning a larger or smaller percentage of the Company, on a post-transaction basis, than was agreed to in the arms-length negotiations relating to the Series E investment.

As a result of the issuance of Series E units, the Company amended the Series B and Series D dividend rights. The dividend rights were amended to pay a cash dividend at the rate of 4% of the original issue price. In addition, the dividends shall be cumulative and accrue from and after the date of issuance. The dividends will only become payable upon the occurrence of certain events, including a liquidation event, conversion or redemption of the shares or if the Board declares them to be paid.

As a result of the Company’s initial public offering that was completed in August 2006, the 10,167,730 Series E preferred shares were converted into 10,167,730 shares of common stock. In addition, $1,263,441 of dividends and a $500,000 preference payment were paid to the Series E shareholders in the year ended December 31, 2006.

14. Significant Customer

Sales to a single, different customer made up approximately 10%, 16% and 14% of total revenue for the years ended December 31, 2004, 2005 and 2006, respectively. All remaining revenue for the years ending December 31, 2004, 2005 and 2006, was made up of sales to customers less than 10%. The amount included in accounts receivable for this customer at December 31, 2004, 2005 and 2006 was approximately $1,990,000, $13,000 and $3,000,000, respectively.

15. Concentration of Credit Risk

The Company maintains its cash balances in various financial institutions located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The uninsured cash balance at December 31, 2006, was $19,091,469.

16. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2005 and 2006, the Company did not make any contributions to the plan.

17. New Accounting Pronouncements

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

18. Related-Party Transactions

In November 2003, the Company entered into a consulting agreement with Zion Consulting, Inc., a business consulting firm. Under the terms of the consulting agreement, the Company paid $87,340, $90,000 and $79,600, to Zion Consulting for services rendered during the years ended December 31, 2004, 2005 and 2006, respectively. The sole stockholder and president of Zion Consulting is Eric P. Lefkosky, the spouse of one of the Company’s principal stockholders. The Company terminated this agreement as of June 30, 2006.

In February 2004, InnerWorkings, LLC purchased a total of 2,400,000 Class A common units from two of our employee stockholders and re-issued the same number of Class A common units to Incorp, our largest stockholder. As consideration for these transactions, Incorp made cash payments totaling $100,000 to these stockholders and the Company agreed to eliminate the outstanding commission balances for each of these stockholders, which totaled $410,000 as of the date of the transfer, and to make monthly cash payments to these stockholders totaling $224,000 over a two-year period ending February 2006.

In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, LLC (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results for $125,000. The remaining investors in Echo include certain shareholders and directors of IW, as well as key members of the Company’s management team. The Company provided general management services to Echo, including financial management, legal, accounting, tax, treasury services, employee benefit plan, and marketing services, which are billed based on the percentage of time the Company’s employees spend on these services. The Company also subleases a portion of its office space to Echo. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leases approximately 20% of the Company’s office space space for approximately $7,500 per month. The total amounts billed for general management services and shared office space during the years ended December 31, 2005 and December 31, 2006, were approximately $194,000 and $190,000, including sublease payments of $94,450, respectively. In addition, Echo has provided transportation services to the Company during 2005 and 2006. As consideration for these services, Echo has billed the Company approximately $209,000 and $616,000 for the years ended December 31, 2005 and 2006, respectively. The net receivable due from Echo at December 31, 2005, was $42,971 and the net payable due to Echo at December 31, 2006, was $116,230.

Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay a fee equal to 5% of its gross profit on jobs generated through the Company’s referral of new customers. Echo paid approximately $60,000 for such referrals through December 31, 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements—(Continued)

The Company sub-leases a portion of our office space to Incorp, LLC, our largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp pursuant to which Incorp leased approximately 20% of our office space for approximately $7,500 per month.

19. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2006
	First Quarter	Second Quarter (1)	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share data)
Net sales	$22,435	$35,142	$41,785	$61,153
Gross profit	4,512	7,076	9,545	15,413
Net income	826	1,719	2,367	3,368
Net income per share:
Basic	$0.01	$0.05	$0.06	$0.08
Diluted	$0.01	$0.04	$0.05	$0.07

(1)	The Company acquired Graphography Limited LLC in May 2006 and financial results of this acquisition are included in the consolidated financial statements beginning June 1, 2006.
(2)	The Company acquired Core Vision Group, Inc. in September 2006 and financial results of this acquisition are included in the Consolidated Financial Statements beginning September 1, 2006.
(3)	The Company acquired Applied Graphics, Inc. in October 2006 and financial results of this acquisition are included in the consolidated financial statements beginning October 1, 2006.

	Year Ended December 31, 2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share data)
Net sales	$12,420	$18,739	$23,467	$22,244
Gross profit	2,520	3,950	4,797	4,331
Net income	575	1,154	1,604	1,301
Net income per share:
Basic	$0.01	$0.03	$0.04	$0.04
Diluted	$0.01	$0.03	$0.04	$0.03

20. Subsequent Events

Sale of Common Stock

On January 18, 2007, the Company completed a follow-on public offering to sell 8,000,000 shares of common stock to the public at an offering price of $13.50 per share, generating net proceeds of $38.5 million. As a result of the offering, 3,000,000 shares were sold by the Company and 5,000,000 shares were sold by the selling shareholders. The Company intends to use the net proceeds to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

Spectrum Printing Services Acquisition

In March 2007, the Company acquired Spectrum Printing Services, a provider of production management and print-on-demand services, headquartered in California. The acquisition price consisted of $2,800,000 in cash paid in March 2007 and up to an additional $2,500,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Spectrum Printing Services prior to March 31, 2009.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe		Balance at End of Period
Fiscal year ended December 31, 2006 Allowance for doubtful accounts	$173,839	$314,172	$(193,106)	$84,038	(1)	$378,943
Fiscal year ended December 31, 2005 Allowance for doubtful accounts	$153,693	$176,392	$(156,246)	$—		$173,839
Fiscal year ended December 31, 2004 Allowance for doubtful accounts	$125,022	$148,616	$(119,945)	$—		$153,693

(1)	Amount represents the allowance for doubtful accounts balance for the 2006 acquisitions and is made up of the following:

$27,487	Applied Graphics
21,429	CoreVision
35,122	Graphography
$84,038

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). In designing and evaluating our disclosure controls and procedures, we and our management recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily was required to apply its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effectively designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and are operating in an effective manner. We will continue to review and document our disclosure controls and procedures on an ongoing basis, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

Changes in Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item	9B. Other Information

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

Information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2007 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

We have adopted a code of ethics, which is posted in the Investor Relations section on our website at http://www.inprint.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K.

Item 11. Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2007 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2007 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our 2007 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

Item 14. Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is set forth under “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2007 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2006.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) (1) Financial Statements: Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K.

(2) Financial Statement Schedule: Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8. of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.

Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.
Date: March 30, 2007

	By:	/S/ STEVEN E. ZUCCARINI
Steven E. Zuccarini Title: Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ STEVEN E. ZUCCARINI Steven E. Zuccarini	Chief Executive Officer and Director (principal executive officer)	March 30, 2007

/S/ NICHOLAS J. GALASSI Nicholas J. Galassi	Chief Financial Officer (principal accounting and financial officer)	March 30, 2007

/S/ JOHN R. WALTER John R. Walter	Chairman of the Board	March 30, 2007

/S/ JACK M. GREENBERG Jack M. Greenberg	Director	March 30, 2007

/S/ PETER J. BARRIS Peter J. Barris	Director	March 30, 2007

/S/ SHARYAR BARADARAN Sharyar Baradaran	Director	March 30, 2007

/S/ LINDA S. WOLF Linda S. Wolf	Director	March 30, 2007

EXHIBIT INDEX

Exhibit No.		Description
3.1	*	Second Amended and Restated Certificate of Incorporation.

3.2	*	Amended and Restated By-Laws.

4.1	†	Specimen Common Stock Certificate.

4.2	†	Investor Rights Agreement effective as of January 3, 2006 by and among InnerWorkings, Inc. and certain investors set forth therein.

4.3	†	Form of Recapitalization Agreement.

10.1	†	InnerWorkings, LLC 2004 Unit Option Plan.

10.2	†	InnerWorkings, Inc. 2006 Stock Incentive Plan.

10.3	†	InnerWorkings, Inc. Annual Incentive Plan.

10.4	†	Employment Agreement dated November 5, 2004 between InnerWorkings, Inc. and Steven Zuccarini, as amended.

10.5	†	Employment Agreement dated January 1, 2005 between InnerWorkings, Inc. and Nicholas Galassi, as amended.

10.6	†	Employment Agreement dated June 9, 2005 between InnerWorkings, Inc. and Eric Belcher, as amended.

10.7	†	Employment Agreement dated January 1, 2005 between InnerWorkings, Inc. and Scott A. Frisoni, as amended.

10.8	†	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC’s Board of Directors, as amended.

10.9	†	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.

10.10	†	Form of Indemnification Agreement.

10.11	†	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.

10.12	†	Office Space Lease dated January 1, 2006 by and between InnerWorkings, Inc. and Incorp, LLC.

10.13	†	Office Space Lease dated November 22, 2005 by and between InnerWorkings, Inc. and Echo Global Logistics, LLC.

10.14	†	Purchase Agreement dated May 31, 2006 by and among InnerWorkings, Inc., Jerry Freundlich, David Freundlich and Graphography, Ltd.

10.15	+	Purchase Agreement dated as of October 11, 2006 by and among InnerWorkings, Inc., Applied Graphics, Inc. and the owners of the capital stock of Applied Graphics, Inc.

10.16	*	Loan and Security Agreement dated as of June 30, 2006 by and between InnerWorkings, Inc. and JPMorgan Chase Bank, N.A.

10.17	*	Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.

21.1	*	Subsidiaries of InnerWorkings, Inc.

23.1		Consent of Ernst & Young LLP.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to InnerWorkings Form S-1 Registration Statement (File No. 333-139811).
†	Incorporated by reference to InnerWorkings Form S-1 Registration Statement (File No. 333-13950).
+	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 12, 2006.