Form 10-Q
period 2007-03-31
INNERWORKINGS INC
filed 2007-05-14
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer:  ☐    Accelerated filer:  ☐    Non-accelerated filer:  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of May 11, 2007, the Registrant had 47,465,698 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2006	2007
Revenue	$22,434,516	$58,936,159
Cost of goods sold	17,922,324	44,530,102

Gross profit	4,512,192	14,406,057
Operating expenses:
Selling, general, and administrative expenses	3,000,479	10,178,331
Depreciation and amortization	146,881	443,829

Income from operations	1,364,832	3,783,897
Other income (expense):
Interest income	99,135	485,041
Interest expense	(51,993)	(1,128)
Other, net	(2,395)	68,777

Total other income	44,747	552,690

Income before taxes	1,409,579	4,336,587
Income tax expense	583,267	1,674,856

Net income	826,312	2,661,731
Dividends on preferred shares	(557,500)	—

Net income applicable to common shareholders	$268,812	$2,661,731

Basic earnings per share	$0.01	$0.06
Diluted earnings per share	$0.01	$0.05

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2006	March 31, 2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,612,944	$32,395,750
Marketable securities	9,979,755	33,610,004
Accounts receivable, net of allowance for doubtful accounts of $378,943 and $350,597, respectively	44,990,964	48,416,383
Unbilled revenue	4,691,546	4,518,262
Inventories	2,080,257	2,230,954
Prepaid expenses	5,538,998	4,539,840
Advances to related parties	66,374	65,702
Deferred income taxes	314,538	285,104
Other current assets	1,263,411	1,206,012

Total current assets	89,538,787	127,268,011
Property and equipment, net	2,801,859	3,143,194
Intangibles and other assets:
Goodwill	9,738,559	11,553,190
Intangible assets, net of accumulated amortization of $625,787 and $816,095, respectively	6,531,191	6,376,883
Deposits	203,337	150,740
Investment	125,000	125,000
Deferred income taxes	4,537,193	4,517,600
Other assets	33,978	31,582

	21,169,258	22,754,995

Total assets	$113,509,904	$153,166,200

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$24,016,249	$24,549,964
Advances from related parties	182,604	68,260
Due to seller	1,621,000	—
Current maturities of capital lease obligations	74,494	72,268
Customer deposits	1,949,822	2,295,989
Other liabilities	777,513	277,060
Deferred revenue	239,247	—
Accrued expenses	2,972,776	1,429,227

Total current liabilities	31,833,705	28,692,768
Capital lease obligations, less current maturities	221,685	200,433

Total liabilities	32,055,390	28,893,201
Stockholders’ equity:
Common Stock, par value $0.00001 per share, 44,014,319 and 47,465,698 shares were issued and outstanding as of December 31, 2006 and March 31, 2007, respectively	440	475
Additional paid-in capital	120,432,502	160,543,099
Treasury stock at cost	(40,000,000)	(40,000,000)
Accumulated other comprehensive loss-unrealized gain (loss) on marketable securities	(20,245)	25,877
Retained earnings	1,041,817	3,703,548

Total stockholders’ equity	81,454,514	124,272,999

Total liabilities and stockholders’ equity	$113,509,904	$153,166,200

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash flows from operating activities
Net income	$826,312	$2,661,731
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	197,282	48,995
Depreciation and amortization	146,881	443,829
Noncash stock compensation expense	—	266,324
Bad debt provision (recoveries)	—	(28,346)
Deferred financing expense	2,396	2,396
Change in assets, net of acquisitions:
Accounts receivable	(2,013,123)	(1,875,429)
Inventories	—	42,929
Unbilled revenue	(1,059,527)	173,284
Prepaid expenses and other	(794,171)	1,245,240
Change in liabilities, net of acquisitions:
Accounts payable	(147,018)	(635,383)
Customer deposits	459,229	344,595
Accrued expenses and other	806,095	(1,566,088)

Net cash provided by (used in) operating activities	(1,575,644)	1,124,077
Cash flows from investing activities
Purchases of property and equipment	(278,649)	(481,369)
Purchase of marketable securities	—	(23,584,127)
Purchase of Graphography	—	(14,631)
Purchase of Applied Graphics	—	(185,479)
Purchase of CoreVision	—	(1,436,000)
Purchase of Spectrum	—	(3,346,823)

Net cash used in investing activities	(278,649)	(29,048,429)
Cash flows from financing activities
Net repayments of note payable, bank	(726,816)	—
Principal payments on capital lease obligations	(22,262)	(23,478)
Advances from related parties	124,534	(113,672)
Payments of distributions	(150,000)	—
Payment of dividends on preferred shares	(237,399)	—
Issuance of shares	50,066,416	37,662,478
Tax benefit of stock options exercised	—	2,181,830
Payment of issuance costs	(628,225)	—
Payments for share repurchase	(40,000,000)	—

Net cash provided by financing activities	8,426,248	39,707,158

Increase in cash and cash equivalents	6,571,955	11,782,806
Cash and cash equivalents, beginning of period	2,962,740	20,612,944

Cash and cash equivalents, end of period	$9,534,695	$32,395,750

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2007

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year of 2007. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any special circumstances, the Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2006 analysis performed, no impairment charges were required.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, trade names and noncompete agreements, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately thirteen years, four years and four years, respectively.

The following is a summary of the intangible assets:

	December 31, 2006	March 31, 2007	Weighted- Average Life
Customer lists	$6,245,978	$6,245,978	12.7 years
Noncompete agreements	521,000	557,000	4.1 years
Trade names	390,000	390,000	4.0 years

	7,156,978	7,192,978
Less accumulated amortization	(625,787)	(816,095)

Intangible assets, net	$6,531,191	$6,376,883

Amortization expense related to these intangible assets was $38,987 and $190,308 for the three months ended March 31, 2006 and 2007, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The estimated amortization expense for the next five years is as follows:

2007	$764,831
2008	719,415
2009	661,931
2010	613,182
2011	547,431
Thereafter	3,070,093

$6,376,883

Stock-Based Compensation

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

During the three month period ended March 31, 2006, the Company issued 30,000 options to various employees of the Company. No options were granted during the three months ended March 31, 2007. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $266,324 in compensation expense for the three month periods ended March 31, 2007. No compensation expense was recorded for the three month period ended March 31, 2006.

The following assumptions were utilized in the valuation for options granted in 2006:

Dividend yield	—%
Risk-free interest rate	4.62%-5.02%
Expected life	5 years
Volatility	33.5%

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 11,767,730 Series D and E preferred shares were excluded from the calculation in 2006 as they were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2006 and 2007 are as follows:

	Three Months Ended March 31,
	2006	2007
Numerator:
Net income	$826,312	$2,661,731
Preferred stock dividends	(557,500)	—

Numerator for basic earnings per share	268,812	2,661,731

Effect of dilutive securities:
Preferred stock dividends	7,500	—

	7,500	—

Numerator for diluted earnings per share	$276,312	$2,661,731

Denominator:
Denominator for basic earnings per share- weighted-average shares	24,738,447	46,545,330

Effect of dilutive securities:
Convertible preferred shares	937,500	—
Employee stock options	3,452,890	2,705,295

Dilutive potential common shares	4,390,390	2,705,295

Denominator for dilutive earnings per share	29,128,837	49,250,625

Basic earnings per share	$0.01	$0.06

Diluted earnings per share	$0.01	$0.05

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.	Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized during the quarter.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2006, the tax year which remains subject to examination by major tax jurisdictions as of March 31, 2007.

The Company’s effective tax rate differs from the federal statutory rate primarily due to non-deductible expenses and is offset somewhat by state tax credits.

4.	Acquisitions

In March 2007, the Company acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $3,346,823. In addition, there is up to an additional $2,500,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Spectrum. Any contingent payments will be recorded as additional goodwill on the balance sheet. As of March 31, 2007, $1,800,000 of goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning March 1, 2007.

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

Current assets	$1,831,510
Property and equipment	114,496
Non-compete agreement	36,000
Other assets	18,805
Goodwill	1,800,000
Other liabilities assumed	(453,988)

Net purchase price	$3,346,823

The results of Spectrum’s operations do not have a material impact on the Company’s financial results. Therefore, the pro forma financial information is not provided.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5.	Related Parties

In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, LLC (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results for $125,000. As of March 31, 2007, the Company owned 2,000,000 shares of common stock, or 6.14%, of Echo. The remaining investors in Echo include certain shareholders and directors of InnerWorkings, as well as key members of the Company’s management team. The Company provided general management services to Echo, including financial management, legal, accounting, tax, treasury services, employee benefit plan, and marketing services, which are billed based on the percentage of time the Company’s employees spend on these services. The Company also subleased a portion of its office space to Echo. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leases approximately 20% of the Company’s office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed. The total amount billed for print procurement services during the three months ended March 31, 2007, was approximately $5,000, excluding sublease payments of $22,500. In addition, Echo has provided transportation services to the Company during 2007. As consideration for these services, Echo has billed the Company approximately $37,000 for the three months ended March 31, 2007. The net amount payable due to Echo at March 31, 2007 was approximately $2,000.

The Company sub-leased a portion of the Company’s office space to Incorp, LLC, the Company’s largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp pursuant to which Incorp leased approximately 20% of our office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

6.	Sale of Common Stock

On January 18, 2007, the Company completed a follow-on public offering to sell shares of common stock to the public at an offering price of $13.50 per share, generating net proceeds to the Company of $37.7 million. As a result of the offering, 3,000,000 shares were sold by the Company and 5,000,000 shares were sold by the selling shareholders. An additional 451,379 shares of common stock were offered and sold by certain selling stockholders at a price of $13.50 upon exercise of stock options at a weighted average exercise price of $1.99 per share. The Company’s proceeds related to the 451,379 shares were approximately $254,000. The Company intends to use the net proceeds of the follow-on offering to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

7.	Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The Company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the opportunity exists to expand our business into new geographic markets. We maintain offices in Illinois, New York, California, Hawaii, Michigan and Missouri. Our objective is to increase our sales in other major print markets in the United States, such as Atlanta, Boston, Dallas, Los Angeles and Minneapolis. We intend to hire or acquire more account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States. For example, in March 2006 we entered into a strategic agreement to grant SNP Corporation Ltd. a non-exclusive, non-transferable license to use certain non-core applications of our software in China, Singapore and Hong Kong.

Recent Developments

Follow-On Public Offering

In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $37.7 million. An additional 451,379 shares of common stock were offered and sold by certain selling stockholders at a price of $13.50 upon exercise of stock options at a weighted average exercise price of $1.99 per share. Our proceeds related to the 451,379 shares were approximately $254,000.

Spectrum Acquisition

In March 2007, we acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams.

The acquisition consideration for Spectrum Printing Services consisted of $2.7 million in cash paid on March 2, 2007. In addition, the former owners of Spectrum Printing Services will receive an amount equal to the difference between Spectrum’s closing net assets and $1,000,000. As of March 31, 2007, we have paid approximately $165,000 of this amount due to seller, with approximately $482,000 remaining. Lastly, in accordance with the purchase agreement, the former owners of Spectrum Printing Services will receive up to:

•

$1.25 million if earnings before interest, taxes, depreciation and amortization (EBITDA) generated by Spectrum Printing Services equals or exceeds $1.4 million from March 1, 2007 to February 28, 2008, and

•	$1.25 million if EBITDA generated by Spectrum Printing Services equals or exceeds $1.5 million from March 1, 2008 to February 28, 2009.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $58.9 million and $22.4 million during the three months ended March 31, 2007 and 2006, respectively, an increase of 162.7%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of March 31, 2007, we had 99 enterprise clients and, for the three months ended March 31, 2007, we have served over 1,998 transactional clients. During the three months ended March 31, 2007, enterprise clients accounted for 60% of our revenue, while transactional clients accounted for 40% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. We have early pay discount terms with several of our key suppliers. As we continue to take advantage of the early pay terms, it reduces our overall cost of good sold. Our gross profit for the three months ended March 31, 2007 and 2006 was $14.4 million and $4.5 million, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 27.2% and 20.1% during the three months ended March 31, 2007 and 2006, respectively. Commission expense generally fluctuates based on the gross profit of the business. As the overall gross margin increased to 24.4% during the three months ended March 31, 2007, up from 20.1% in 2006, commission expense increased as well. This is a result of higher commission rates on higher gross profit business specifically with our acquisitions of Applied Graphics and CoreVision, which are both predominantly transactional revenue businesses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance net of accrued earned commissions not yet paid decreased to $936,000 as of March 31, 2007 from $1.5 million as of March 31, 2006.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, public company expenses, corporate systems, and accounting, legal, facilities and travel and entertainment expenses. We have been able to manage our business with relatively low general and administrative expenses. General and administrative expenses as a percentage of revenue were 10.6% and 9.3% for the three months ended March 31, 2007 and 2006, respectively. The increase in general and administrative expenses as a percentage of revenue is primarily due to the incremental expenses associated with being a public company which consist of increased legal and accounting fees, including costs associated with becoming Sarbanes Oxley compliant, as well as the stock based compensation expense incurred during the three months ended March 31, 2007. As we continue to grow in size, both in workforce and geography, there has been a corresponding increase in salary, facility and office expense.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. For the three months ended March 31, 2007, our bad debt recovery was $28,346 and no bad debt expense was recorded for the three months ended March 31, 2006.

Our income from operations for the three months ended March 31, 2007 and 2006 was $3.8 million and $1.4 million, respectively.

Comparison of three months ended March 31, 2007 and 2006

Revenue

Our revenue increased by $36.5 million, or 162.7%, from $22.4 million during the three months ended March 31, 2006 to $58.9 million during the three months ended March 31, 2007. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $18.7 million, or 113.4%, from $16.5 million during the three months ended March 31, 2006 to $35.2 million during the three months ended March 31, 2007. As of March 31, 2007, we had 99 enterprise clients compared to 76 enterprise clients under contract as of March 31, 2006. Additionally, revenue from transactional clients increased by $17.8 million, or 299.2%, from $5.9 million during the three months ended March 31, 2006 to $23.7 million during the three months ended March 31, 2007. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 74, or 83.1%, from 89 as of March 31, 2006 to 163 as of March 31, 2007.

Cost of goods sold

Our cost of goods sold increased by $26.6 million, or 148.5%, from $17.9 million during the three months ended March 31, 2006 to $44.5 million during the three months ended March 31, 2007. The increase reflects the revenue growth during the three months ended March 31, 2007. Our cost of goods sold as a percentage of revenue decreased from 79.9% during the three months ended March 31, 2006 to 75.6% during the three months ended March 31, 2007. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the three months ended March 31, 2006, 73% of our revenue was generated from enterprise accounts compared to 60% during the three months ended March 31, 2007. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.1% during the three months ended March 31, 2006 to 24.4% during the three months ended March 31, 2007. The increase is the result of a lower concentration of business from enterprise accounts as well as early pay discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $3.0 million, or 332.4%, from $905,000 during the three months ended March 31, 2006 to $3.9 million during the three months ended March 31, 2007. As a percentage of gross profit, commission expense increased from 20.1% during the three months ended March 31, 2006 to 27.2% during the three months ended March 31, 2007. The increase is a result of higher gross profit margin transactional accounts, which generally result in higher commission expense to the sales executives. Our transactional business historically pays higher commission rates than our enterprise business. Our revenue from transactional accounts increased from 27% during the three months ended March 31, 2006 to 40% during the three months ended March 31, 2007.

General and administrative expense increased by $4.2 million, or 198.9%, from $2.1 million during the three months ended March 31, 2006 to $6.3 million during the three months ended March 31, 2007. General and administrative expense increased as a percentage of revenue from 9.3% during the three months ended March 31, 2006 to 10.6% during the three months ended March 31, 2007. The increase is the result of increased salaries and benefits as a percentage of revenue up from 5.7% during the three months ended March 31, 2006 to 6.8% during the three months ended March 31, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions.

Depreciation and amortization

Depreciation and amortization expense increased by $297,000, or 202.2%, from $147,000 during the three months ended March 31, 2006 to $444,000 during the three months ended March 31, 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2006 fiscal year purchases of Graphography Limited LLC, CoreVision Group, Inc., and Applied Graphics, Inc., and our March 2007 acquisition of Spectrum Printing Services.

Income from operations

Income from operations increased by $2.4 million, or 177.2%, from $1.4 million during the three months ended March 31, 2006 to $3.8 million during the three months ended March 31, 2007. As a percentage of revenue, income from operations increased from 6.1% during the three months ended March 31, 2006 to 6.4% during the three months ended March 31, 2007. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $508,000 from $45,000 during the three months ended March 31, 2006 to $553,000 during the three months ended March 31, 2007. The significant increase is due to an increase in interest income from $99,000 during the three months ended March 31, 2006 to $485,000 during the three months ended March 31, 2007. The increase in interest income is largely a result of the capital raised in connection with our initial public offering and follow-on offering. As a result of the initial public offering, completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. As a result of the follow-on offering completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions and offering related expenses, of approximately $37.7 million. These proceeds were used to fund acquisitions, with a portion invested in money market funds from the receipt date through March 31, 2007.

Provision for income taxes

Provision for income taxes increased by $1.1 million from $583,000 during the three months ended March 31, 2006 to $1.7 million during the three months ended March 31, 2007. Our effective tax rate was 41.4% and 38.6% for the three month periods ended March 31, 2006 and 2007, respectively. The higher 41.4% effective tax rate for the three months ended March 31, 2006 was the result of the recognition of deferred taxes upon conversion to C Corporation that occurred in January 2006.

Net income

Net income increased by $1.8 million, or 222.1%, from $826,000 during the three months ended March 31, 2006 to $2.7 million during the three months ended March 31, 2007. Net income as a percentage of revenue increased from 3.7% during the three months ended March 31, 2006 to 4.5% during the three months ended March 31, 2007. The increase in net income as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

In connection with our follow-on offering, we raised approximately $37.7 million net of underwriters’ discounts, commissions and offering related expenses. At March 31, 2007, we had $66.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of asset- and mortgage-backed securities, U.S. government and agency securities and domestic and foreign corporate bonds. Historically, we have financed our operations through private sales of common and preferred equity, bank loans and internally generated positive cash flow. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2007 was $1.1 million and primarily consisted of net income of $2.7 million and $733,000 of non-cash items, offset by $2.3 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $1.9 million due to revenue growth with a decrease in accrued expenses of $1.6 million, primarily due to the $1.1 payment of 2006 income taxes.

Cash used in operating activities in the three months ended March 31, 2006 was $1.6 million and consisted of net income of $826,000 and $2.7 used in working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $2.0 million and an increase in unbilled revenue of $1.1 million.

Investing Activities. Cash used in investing activities in the three months ended March 31, 2007 of $29.0 million was attributable to the purchase of marketable securities of $23.6 million with a portion of the net proceeds received from our follow-on offering, cash paid for the Spectrum acquisition of $3.3 million, purchase payments of $1.6 million made in connection with the 2006 acquisitions of CoreVision and Applied Graphics and capital expenditures of $481,000.

Cash used in investing activities for the three months ended March 31, 2006 of $279,000, which was all used to fund capital expenditures.

Financing Activities. Cash provided by financing activities in the three months ended March 31, 2007 of $39.7 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts, commissions and offering related expenses, of approximately $37.7 million and a tax benefit of stock options exercised of approximately $2.2 million.

Cash provided by financing activities in the three months ended March 31, 2006 of $8.4 million was primarily attributable to the net raise of $10.0 million of capital from the Series E round of financing that was funded on January 3, 2006.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of March 31, 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

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

Contractual Obligations

As of March 31, 2007, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	320	93	168	59	—
Operating lease obligations	12,634	2,021	4,134	2,828	3,651

Total	$12,954	$2,114	$4,302	$2,887	$3,651

This table does not include any contingent obligations related to any acquisitions. For discussion of 2006 acquisitions, see “Management Discussion and Analysis – Recent Developments” in the Company’s Form 10-K for the year-ended December 31, 2006 and “Management Discussion and Analysis – Recent Developments” in this Form 10-Q for discussion of the acquisition made during the first quarter of 2007.

Critical Accounting Policies and Estimates

As of March 31, 2007, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006.

Recent Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains the words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

Additional Information

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.iwprint.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

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

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit, effective July 1, 2006, has a term of one year and will mature on June 30, 2007. The line of credit was unused as of March 31, 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On August 15, 2006, our registration statement on Form S-1 (Registration No. 333-133950) was declared effective for our initial public offering, pursuant to which we offered and sold 7,060,000 shares of our common stock and certain stockholders offered and sold 3,530,000 shares of our common stock at a price of $9.00 per share on August 18, 2006. The managing underwriters of this offering were Morgan Stanley & Co. Incorporated, Jefferies & Company, Piper Jaffray & Co., William Blair & Company, L.L.C. and Morgan Joseph & Co. Inc. On August 22, 2006, certain selling stockholders offered and sold an additional 1,588,500 shares of our common stock at a price of $9.00 per share pursuant to the underwriters’ over-allotment option.

We received net proceeds after preference payments, dividend payments and repayment of the outstanding indebtedness under our line of credit of approximately $47.8 million. We did not receive any proceeds for the sale of the 3,530,000 shares by certain selling stockholders or the 1,588,500 shares sold by certain selling stockholders pursuant to the underwriters’ over-allotment option. As of December 31, 2006, we retained approximately $40.3 million of these proceeds, of which $6.0 million was used during the three month period ended March 31, 2007. Of this $6.0 million used, $3.3 million was used to purchase Spectrum Printing Services, $1.6 million in payments were made in connection with the 2006 acquisitions of CoreVision and Applied Graphics and $1.1 million was used to pay 2006 income taxes.

We intend to use the remaining $34.3 million of the net proceeds from our initial public offering to further expand our salesforce, continue to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

Item 6.	Exhibits

(a) The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 14, 2007	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: May 14, 2007	By:	/s/ Nicholas J. Galassi
Nicholas J. Galassi
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.