Form 10-Q
period 2007-06-30
INNERWORKINGS INC
filed 2007-08-14
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number 000-52170

INNERWORKINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5997364
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

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

As of August 14, 2007, the Registrant had 47,702,457 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements

InnerWorkings, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Revenue	$35,142,394	$67,306,816	$57,576,910	$126,242,975

Cost of goods sold	28,065,910	50,081,240	45,988,234	94,611,342

Gross profit	7,076,484	17,225,576	11,588,676	31,631,633

Operating expenses:

Selling, general, and administrative expenses	4,104,906	11,145,864	7,105,385	21,324,195

Depreciation and amortization	187,012	495,289	333,893	939,118

Income from operations	2,784,566	5,584,423	4,149,398	9,368,320

Other income (expense):

Interest income	78,199	591,070	177,334	1,076,111

Interest expense	(32,496)	(10,035)	(84,489)	(11,163)

Other, net	5	109,131	(2,390)	177,908

Total other income	45,708	690,166	90,455	1,242,856

Income before taxes	2,830,274	6,274,589	4,239,853	10,611,176

Income tax expense	1,110,835	2,453,297	1,694,102	4,128,153

Net income	1,719,439	3,821,292	2,545,751	6,483,023

Dividends on preferred shares	(557,500)	—	(1,115,000)	—

Net income applicable to common shareholders	$1,161,939	$3,821,292	$1,430,751	$6,483,023

Basic earnings per share	$0.05	$0.08	$0.06	$0.14

Diluted earnings per share	$0.04	$0.08	$0.04	$0.13

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2006	2007
Assets		(Unaudited)
Current assets:
Cash and cash equivalents	$20,612,944	$54,831,508
Marketable securities	9,979,755	13,824,912
Accounts receivable, net of allowance for doubtful accounts of $378,943 and $543,156, respectively	44,990,964	50,876,038
Unbilled revenue	4,691,546	10,775,997
Inventories	2,080,257	2,410,705
Prepaid expenses	5,538,998	4,309,529
Advances to related parties	66,374	78,996
Deferred income taxes	314,538	415,291
Other current assets	1,263,411	1,225,893
Total current assets	89,538,787	138,748,869
Property and equipment, net	2,801,859	3,288,825
Intangibles and other assets:
Goodwill	9,738,559	14,857,934
Intangible assets, net of accumulated amortization of $625,787 and $1,006,403, respectively	6,531,191	6,186,575
Deposits	203,337	199,348
Investment	125,000	125,000
Deferred income taxes	4,537,193	4,398,758
Other assets	33,978	29,187
	21,169,258	25,796,802
Total assets	$113,509,904	$167,834,496

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$24,016,249	$27,328,845
Advances from related parties	182,604	49,854
Due to seller	1,621,000	2,015,501
Current maturities of capital lease obligations	74,494	70,129
Customer deposits	1,949,822	6,654,845
Other liabilities	777,513	477,975
Deferred revenue	239,247	—
Accrued expenses	2,972,776	1,639,369
Total current liabilities	31,833,705	38,236,518
Capital lease obligations, less current maturities	221,685	182,945
Total liabilities	32,055,390	38,419,463
Stockholders’ equity:
Common stock, par value $0.00001 per share, 44,014,319 and 47,702,457 shares were issued and outstanding as of December 31, 2006 and June 30, 2007, respectively	440	477
Additional paid-in capital	120,432,502	161,819,682
Treasury stock at cost	(40,000,000)	(40,000,000)
Accumulated other comprehensive gain (loss)-unrealized gain (loss) on marketable securities	(20,245)	70,034
Retained earnings	1,041,817	7,524,840
Total stockholders’ equity	81,454,514	129,415,033
Total liabilities and stockholders’ equity	$113,509,904	$167,834,496

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2006	2007
Cash flows from operating activities
Net income	$2,545,751	$6,483,023
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(241,261)	37,650
Depreciation and amortization	333,893	939,118
Noncash stock compensation expense	112,628	514,944
Bad debt provision	93,558	164,213
Deferred financing expense	1,841	4,791
Change in assets, net of acquisitions:
Accounts receivable	(8,757,983)	(4,527,643)
Inventories	—	(136,822)
Unbilled revenue	(4,191,014)	(6,084,451)
Prepaid expenses and other	(938,611)	1,405,375
Change in liabilities, net of acquisitions:
Accounts payable	4,149,840	2,143,499
Customer deposits	447,460	4,703,451
Accrued expenses and other	1,767,759	(1,166,616)
Net cash provided by (used in) operating activities	(4,676,139)	4,480,532
Cash flows from investing activities
Purchases of property and equipment	(667,197)	(930,293)
Purchase of marketable securities	—	(3,754,878)
Purchase of Graphography, net of cash acquired	(2,975,929)	(1,168,939)
Purchase of Applied Graphics	—	(189,124)
Purchase of CoreVision	—	(1,479,283)
Purchase of Spectrum	—	(3,423,247)
Net cash used in investing activities	(3,643,126)	(10,945,764)
Cash flows from financing activities
Net repayments of note payable, bank	(433,365)	—
Collection of member receivable	188,469	—
Principal payments on capital lease obligations	(51,785)	(43,105)
Advances to (from) related parties	124,534	(145,372)
Payments of distributions	(3,107,634)	—
Payment of dividends on preferred shares	(237,399)	—
Issuance of shares	51,360,716	37,542,648
Tax benefit of stock options exercised	370,213	3,329,625
Payment of issuance costs	(694,029)	—
Payments for share repurchase	(40,000,000)	—
Net cash provided by financing activities	7,519,720	40,683,796
Increase (decrease) in cash and cash equivalents	(799,545)	34,218,564
Cash and cash equivalents, beginning of period	2,962,740	20,612,944
Cash and cash equivalents, end of period	$2,163,195	$54,831,508

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2006 and 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year of 2007. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of potential impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2006 analysis performed, no impairment charges were required.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, noncompete agreements and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately twelve years, four years and four years, respectively.

The following is a summary of the intangible assets:

	December 31, 2006	June 30, 2007	Weighted- Average Life
Customer lists	$6,245,978	$6,245,978	12.2 years
Noncompete agreements	521,000	557,000	4.4 years
Trade names	390,000	390,000	4.0 years

	7,156,978	7,192,978
Less accumulated amortization	(625,787)	(1,006,403)

Intangible assets, net	$6,531,191	$6,186,575

Amortization expense related to these intangible assets was $190,308 and $380,616 for the three and six months ended June 30, 2007, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The estimated amortization expense for the next five years is as follows:

2008	$763,890
2009	701,831
2010	665,531
2011	592,406
2012	542,531
Thereafter	2,920,386

$6,186,575

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

During the six month periods ended June 30, 2007 and 2006, the Company issued 2,000 and 1,195,000 options, respectively to various employees of the Company. During the six month periods ended June 30, 2007 and 2006, 688,138 and 70,000 options were exercised, 236,759 and 70,000 of which were exercised during the quarter ended June 30, 2007 and 2006, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $514,944 and $112,628 in compensation expense for the six month periods ended June 30, 2007 and 2006, respectively.

The following assumptions were utilized in the valuation for options granted in 2006 and 2007:

	2006	2007
Dividend yield	—%	—%
Risk-free interest rate	4.62%-5.02%	4.61%
Expected life	5 years	5 years
Volatility	33.5%	33.5%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.             Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and the conversion of preferred shares. During the three and six months ended June 30, 2007, 70,099 and 34,800 options, respectively, were excluded from the calculation as these options were out-of-the money. For the three and six months ended June 30, 2006, conversion of 11,767,730 Series D and E preferred shares were excluded from the calculation as they were anti-dilutive. The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2006 and 2007 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Numerator:
Net income	$1,719,439	$3,821,292	$2,545,751	$6,483,023
Preferred stock dividends	(557,500)	—	(1,115,000)	—
Numerator for basic earnings per share	$1,161,939	$3,821,292	$1,430,751	$6,483,023

Effect of dilutive securities:
Preferred stock dividends	57,500	—	107,500	—
	57,500	—	107,500	—
Numerator for diluted earnings per share	$1,219,439	$3,821,292	$1,538,251	$6,483,023

Denominator:
Denominator for basic earnings per share—weighted-average shares	24,716,784	47,586,708	24,716,784	47,085,194

Effect of dilutive securities:
Convertible preferred shares	937,500	—	6,821,365	—
Employee stock options	2,465,554	2,507,648	3,487,044	2,606,752
Dilutive potential common shares	3,403,054	2,507,648	10,308,409	2,606,752

Denominator for dilutive earnings per share	28,119,838	50,094,356	35,025,193	49,691,946

Basic earnings per share	$0.05	$0.08	$0.06	$0.14

Diluted earnings per share	$0.04	$0.08	$0.04	$0.13

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.             Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized during the quarter.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax year ended December 31, 2006, the tax year which remains subject to examination by major tax jurisdictions as of June 30, 2007.

4.             Accumulated Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net income	$1,719,439	$3,821,292	$2,545,751	$6,483,023
Other comprehensive income:
Unrealized gain on marketable securities, net of tax	—	44,157	—	90,279
Total comprehensive income	$1,719,439	$3,865,449	$2,545,751	$6,573,302

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5.             Acquisitions

For the six months ended June 30, 2007, the Company made the following earn-out cash payments relating to 2006 acquisitions: $1,059,500 earn-out payment for the purchase of Graphography and $1,436,000 earn-out payment for the purchase of CoreVision. In addition, during the six months ended June 30, 2007, the Company incurred and paid $189,124, $94,808 and $43,283 in additional deal costs for the 2006 purchases of Applied Graphics, Graphography and CoreVision, respectively.

Spectrum Printing Services Acquisition

In March 2007, the Company acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $3,423,247, including expenses directly related to the acquisition. In addition, there is up to an additional $2,500,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Spectrum. Any contingent payments will be recorded as additional goodwill on the balance sheet. As of June 30, 2007, $1,876,424 of goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning March 1, 2007.

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

Current assets	$1,831,510
Property and equipment	114,496
Non-compete agreement	36,000
Other assets	18,805
Goodwill	1,876,424
Other liabilities assumed	(453,988)

Net purchase price	$3,423,247

The results of Spectrum’s operations do not have a material impact on the Company’s financial results. Therefore, pro forma financial information is not provided.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6.             Related Parties

In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, LLC (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results for $125,000. As of June 30, 2007, the Company owned 2,000,000 shares of common stock, or 6.17%, of Echo. The remaining investors in Echo include certain shareholders and directors of InnerWorkings, as well as key members of the Company’s management team. The Company subleased a portion of its office space to Echo. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leases approximately 20% of the Company’s available, but unused office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007. Effective July 1, 2007, the Company entered into a new sub-lease agreement with Echo pursuant to which Echo leases approximately 29% of the Company’s available, but unused office space for their pro rata share of the rent. In the ordinary course, the Company also provides Echo print procurement services. The total amount billed for such print procurement services during the three and six months ended June 30, 2007 was approximately $36,000 and $41,000, respectively. For the three and six months ended June 30, 2006, the Company billed approximately $0 and $19,000, respectively, for print services. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo has billed the Company approximately $105,000 and $301,000 for the three and six months ended June 30, 2007, respectively and for the three and six months ended June 30, 2006, Echo billed the Company approximately $177,000 and $310,000, respectively. The net amount receivable due from Echo at June 30, 2007 was approximately $29,000.

The Company sub-leased a portion of the Company’s office space to Incorp, LLC, the Company’s largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp pursuant to which Incorp leased approximately 20% of our office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

7.             Sale of Common Stock

On January 18, 2007, the Company completed a follow-on public offering to sell shares of common stock to the public at an offering price of $13.50 per share, generating net proceeds to the Company of $37.5 million. As a result of the offering, 3,000,000 shares were sold by the Company and 5,000,000 shares were sold by the selling shareholders. An additional 451,379 shares of common stock were offered and sold by certain selling stockholders at a price of $13.50 upon exercise of stock options at a weighted average exercise price of $0.56 per share. The Company’s proceeds related to the 451,379 shares were approximately $254,000. The Company intends to use the net proceeds of the follow-on offering to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

8.             Recently Issued Accounting Pronouncements

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9.             Subsequent Events

Brown + Partners, Inc. Acquisition

In July 2007, the Company acquired Brown + Partners, Inc. a leading provider of print management services based in suburban Philadelphia. Founded in 1999, Brown+Partners’ broad service offerings include direct mail, commercial printing, promotional products and e-commerce solutions. In 2006, Brown+Partners had more than 25 employees, including four sales representatives, and generated revenue of $17 million. The acquisition price consisted of $500,000 in cash paid in July 2007 and up to an additional $5 million in cash payable contingent on the satisfaction of attainment of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.

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

We believe the opportunity exists to expand our business into new geographic markets. We maintain offices in Illinois, New York, California, Hawaii, Michigan, Missouri and Pennsylvania. Our objective is to increase our sales in other major print markets in the United States. We intend to hire or acquire account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States.

Recent Developments

Brown + Partners, Inc. Acquisition

In July 2007, we acquired Brown + Partners, Inc., a leading provider of print management services based in suburban Philadelphia. The acquisition price consisted of $500,000 in cash paid in July 2007 and up to an additional $5 million in cash payable contingent on the satisfaction of attainment of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $126.2 million and $57.6 million during the six months ended June 30, 2007 and 2006, respectively, an increase of 119.3%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Some of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of June 30, 2007, we had 105 enterprise clients and, for the six months ended June 30, 2007, we served over 2,213 transactional clients. During the six months ended June 30, 2007, enterprise clients accounted for 62% of our revenue, while transactional clients accounted for 38% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. We have early pay discount terms with several of our key suppliers. As we continue to take advantage of the early pay terms, it reduces our overall cost of good sold and increases our gross margin. Our gross profit for the six months ended June 30, 2007 and 2006 was $31.6 million or 25.1% of revenue and $11.6 million or 20.1% of revenue, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 25.7% and 20.3% during the six months ended June 30, 2007 and 2006, respectively. Commission expense generally fluctuates based on the gross profit of the business. As the overall gross margin increased to 25.1% during the six months ended June 30, 2007, up from 20.1% in 2006, commission expense increased as well. This is a result of higher commission rates on higher gross profit business specifically with our acquisitions of Applied Graphics and CoreVision, which are both predominantly transactional revenue businesses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $546,000 as of June 30, 2007 from $1.4 million as of June 30, 2006.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, public company expenses, corporate systems, and accounting, legal, facilities and travel and entertainment expenses. We have been able to manage our business with relatively low general and administrative expenses. General and administrative expenses as a percentage of revenue were 10.4% and 8.3% for the six months ended June 30, 2007 and 2006, respectively. The increase is the result of increased salaries and benefits as a percentage of revenue up from 4.7% during the six months ended June 30, 2006 to 6.4% during the six months ended June 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was $164,000 and $94,000 for the six months ended June 30, 2007 and 2006, respectively.

Our income from operations for the six months ended June 30, 2007 and 2006 was $9.4 million and $4.1 million, respectively.

Comparison of three months ended June 30, 2007 and 2006

Revenue

Our revenue increased by $32.2 million, or 91.5%, from $35.1 million during the three months ended June 30, 2006 to $67.3 million during the three months ended June 30, 2007. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $14.5 million, or 50.8%, from $28.5 million during the three months ended June 30, 2006 to $42.9 million during the three months ended June 30, 2007. As of June 30, 2007, we had 105 enterprise clients compared to 81 enterprise clients as of June 30, 2006. Additionally, revenue from transactional clients increased by $17.7 million, or 265.0%, from $6.7 million during the three months ended June 30, 2006 to $24.4 million during the three months ended June 30, 2007. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 77, or 82.8%, from 93 as of June 30, 2006 to 170 as of June 30, 2007.

Cost of goods sold

Our cost of goods sold increased by $22.0 million, or 78.4%, from $28.1 million during the three months ended June 30, 2006 to $50.1 million during the three months ended June 30, 2007. The increase reflects the revenue growth during the three months ended June 30, 2007. Our cost of goods sold as a percentage of revenue decreased from 79.9% during the three months ended June 30, 2006 to 74.4% during the three months ended June 30, 2007. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the three months ended June 30, 2006, 81% of our revenue was generated from enterprise accounts compared to 64% during the three months ended June 30, 2007. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.1% during the three months ended June 30, 2006 to 25.6% during the three months ended June 30, 2007. The increase is the result of a higher concentration of business from transactional accounts, which have higher gross margins, as well as early pay discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $2.8 million, or 191.0%, from $1.4 million during the three months ended June 30, 2006 to $4.2 million during the three months ended June 30, 2007. As a percentage of gross profit, commission expense increased from 20.5% during the three months ended June 30, 2006 to 24.5% during the three months ended June 30, 2007. The increase is a result of higher gross profit margin transactional accounts, which generally result in higher commission expense to the sales executives. Our transactional business historically pays higher commission rates than our enterprise business. Our revenue from transactional accounts increased from 19% during the three months ended June 30, 2006 to 36% during the three months ended June 30, 2007.

General and administrative expense increased by $4.3 million, or 160.5%, from $2.7 million during the three months ended June 30, 2006 to $6.9 million during the three months ended June 30, 2007. General and administrative expense increased as a percentage of revenue from 7.6% during the three months ended June 30, 2006 to 10.3% during the three months ended June 30, 2007. The increase is the result of increased salaries and benefits as a percentage of revenue up from 4.1% during the three months ended June 30, 2006 to 6.0% during the three months ended June 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions.

Depreciation and amortization

Depreciation and amortization expense increased by $308,000, or 164.8%, from $187,000 during the three months ended June 30, 2006 to $495,000 during the three months ended June 30, 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2006 fiscal year purchases of Graphography Limited LLC, CoreVision Group, Inc., and Applied Graphics, Inc., and our March 2007 acquisition of Spectrum Printing Services.

Income from operations

Income from operations increased by $2.8 million, or 100.5%, from $2.8 million during the three months ended June 30, 2006 to $5.6 million during the three months ended June 30, 2007. As a percentage of revenue, income from operations increased from 7.9% during the three months ended June 30, 2006 to 8.3% during the three months ended June 30, 2007. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $644,000 from $46,000 during the three months ended June 30, 2006 to $690,000 during the three months ended June 30, 2007. The significant increase is due to an increase in interest income from $78,000 during the three months ended

June 30, 2006 to $591,000 during the three months ended June 30, 2007. The increase in interest income is largely a result of the capital raised in connection with our initial public offering and follow-on offering. As a result of the initial public offering, completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. As a result of the follow-on offering completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions and offering related expenses, of approximately $37.5 million. These proceeds were used to fund acquisitions, with a portion invested in money market funds from the receipt date through June 30, 2007.

Provision for income taxes

Provision for income taxes increased by $1.3 million from $1.1 million during the three months ended June 30, 2006 to $2.5 million during the three months ended June 30, 2007. Our effective tax rate was 39.2% and 39.1% for the three month periods ended June 30, 2006 and 2007, respectively.

Net income

Net income increased by $2.1 million, or 122.2%, from $1.7 million during the three months ended June 30, 2006 to $3.8 million during the three months ended June 30, 2007. Net income as a percentage of revenue increased from 4.9% during the three months ended June 30, 2006 to 5.7% during the three months ended June 30, 2007. The increase in net income as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Comparison of six months ended June 30, 2007 and 2006

Revenue

Our revenue increased by $68.7 million, or 119.3%, from $57.6 million during the six months ended June 30, 2006 to $126.2 million during the six months ended June 30, 2007. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $33.2 million, or 73.8%, from $44.9 million during the six months ended June 30, 2006 to $78.1 million during the six months ended June 30, 2007. As of June 30, 2007, we had 105 enterprise clients compared to 81 enterprise clients as of June 30, 2006. Additionally, revenue from transactional clients increased by $35.5 million, or 281.1%, from $12.6 million during the six months ended June 30, 2006 to $48.1 million during the six months ended June 30, 2007. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 77, or 82.8%, from 93 as of June 30, 2006 to 170 as of June 30, 2007.

Cost of goods sold

Our cost of goods sold increased by $48.6 million, or 105.7%, from $46.0 million during the six months ended June 30, 2006 to $94.6 million during the six months ended June 30, 2007. The increase reflects the revenue growth during the six months ended June 30, 2007. Our cost of goods sold as a percentage of revenue decreased from 79.9% during the six months ended June 30, 2006 to 74.9% during the six months ended June 30, 2007. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the six months ended June 30, 2006, 78% of our revenue was generated from enterprise accounts compared to 62% during the six months ended June 30, 2007. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 20.1% during the six months ended June 30, 2006 to 25.1% during the six months ended June 30, 2007. The increase is the result of a higher concentration of business from transactional accounts, which have higher gross margins, as well as early pay discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $5.8 million, or 245.7%, from $2.4 million during the six months ended June 30, 2006 to $8.1 million during the six months ended June 30, 2007. As a percentage of gross profit, commission expense increased from 20.3% during the six months ended June 30, 2006 to 25.7% during the six months ended June 30, 2007. The increase is a result of higher gross profit margin transactional accounts, which generally result in higher commission expense to the sales executives. Our transactional business historically pays higher commission rates than our enterprise business. Our revenue from transactional accounts increased from 22% during the six months ended June 30, 2006 to 38% during the six months ended June 30, 2007.

General and administrative expense increased by $8.4 million, or 177.3%, from $4.8 million during the six months ended June 30, 2006 to $13.2 million during the six months ended June 30, 2007. General and administrative expense increased as a percentage of revenue from 8.3% during the six months ended June 30, 2006 to 10.4% during the six months ended June 30, 2007. The increase is the result of increased salaries and benefits as a percentage of revenue up from 4.7% during the six months ended June 30, 2006 to 6.4% during the six months ended June 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions.

Depreciation and amortization

Depreciation and amortization expense increased by $605,000, or 181.3%, from $334,000 during the six months ended June 30, 2006 to $939,000 during the six months ended June 30, 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2006 fiscal year purchases of Graphography Limited LLC, CoreVision Group, Inc., and Applied Graphics, Inc., and our March 2007 acquisition of Spectrum Printing Services.

Income from operations

Income from operations increased by $5.2 million, or 125.8%, from $4.1 million during the six months ended June 30, 2006 to $9.4 million during the six months ended June 30, 2007. As a percentage of revenue, income from operations increased from 7.2% during the six months ended June 30, 2006 to 7.4% during the six months ended June 30, 2007. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $1.1million from $90,000 during the six months ended June 30, 2006 to $1.2 million during the six months ended June 30, 2007. The significant increase is due to an increase in interest income from $177,000 during the six months ended June 30, 2006 to $1.1 million during the six months ended June 30, 2007. The increase in interest income is largely a result of the capital raised in connection with our initial public offering and follow-on offering. As a result of the initial public offering, completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. As a result of the follow-on offering completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions and offering related expenses, of approximately $37.5 million. These proceeds were used to fund acquisitions, with a portion invested in money market funds from the receipt date through June 30, 2007.

Provision for income taxes

Provision for income taxes increased by $2.4 million from $1.7 million during the six months ended June 30, 2006 to $4.1 million during the six months ended June 30, 2007. Our effective tax rate was 40.0% and 38.9% for the six month periods ended June 30, 2006 and 2007, respectively. The higher 40.0% effective tax rate for the six months ended June 30, 2006 was the result of tax-exempt interest income earned for the six months ended June 30, 2007.

Net income

Net income increased by $3.9 million, or 154.7%, from $2.5 million during the six months ended June 30, 2006 to $6.5 million during the six months ended June 30, 2007. Net income as a percentage of revenue increased from 4.4% during the six months ended June 30, 2006 to 5.1% during the six months ended June 30, 2007. The increase in net income as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

In connection with our follow-on offering, we raised approximately $37.5 million net of underwriters’ discounts, commissions and offering related expenses. At June 30, 2007, we had $68.7 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of asset- and mortgage-backed securities, U.S. government and agency securities and domestic and foreign corporate bonds. Historically, we have financed our operations through private sales of common and preferred equity, bank loans and internally generated positive cash flow. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2007 was $4.5 million and primarily consisted of net income of $6.5 million and $1.7 million of non-cash items, offset by $3.7 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $4.5 million and an increase in unbilled revenue of $6.1 million due to revenue growth, offset by an increase in customer deposits of $4.7 million.

Cash used in operating activities in the six months ended June 30, 2006 was $4.7 million and consisted of net income of $2.5 million and $7.5 used in working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $8.8 million and an increase in unbilled revenue of $4.2 million, offset by an increase in accounts payable of $4.1 million.

Investing Activities. Cash used in investing activities in the six months ended June 30, 2007 of $10.9 million was attributable to the purchase of marketable securities of $3.7 million with a portion of the net proceeds received from our follow-on offering, cash paid for the Spectrum acquisition of $3.4 million, earn-out payments of $2.6 million made in connection with the 2006 acquisitions of CoreVision and Graphography and capital expenditures of $930,000.

Cash used in investing activities for the six months ended June 30, 2006 of $3.6 million was a result of the $4.5 million payment for the acquisition of Graphography, which occurred on May 31, 2006, net of cash acquired of $1.5 million.

Financing Activities. Cash provided by financing activities in the six months ended June 30, 2007 of $40.7 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts, commissions and offering related expenses, of approximately $37.5 million and a tax benefit of stock options exercised of approximately $3.3 million.

Cash provided by financing activities in the six months ended June 30, 2006 of $7.5 million was primarily attributable to the net proceeds of $9.4 million from the Series E financing that was funded on January 3, 2006, which was offset principally by the distribution of cash to fund the tax liabilities of the former members of InnerWorkings, LLC.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of June 30, 2007. The $20 million line of credit matured on June 30, 2007 and was renewed effective July 1, 2007 for an additional one year term. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

We anticipate that our operating expenses will constitute a material use of cash. In addition, we may continue to utilize cash to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that the net proceeds from the follow-on public offering we closed in January 2007, together with our available cash and cash equivalents and amounts available under our line of credit, should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

As of June 30, 2007, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$296	$90	$167	$39	$—
Operating lease obligations	12,129	2,050	3,988	2,747	3,344

Total	$12,425	$2,140	$4,155	$2,786	$3,344

This table does not include any contingent obligations related to any acquisitions. For discussion of 2006 acquisitions, see “Management Discussion and Analysis—Recent Developments” in the Company’s Form 10-K for the year-ended December 31, 2006 and “Management Discussion and Analysis—Recent Developments” in this Form 10-Q for discussion of the acquisition made during the first quarter of 2007.

Critical Accounting Policies and Estimates

As of June 30, 2007, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

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

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit matured on June 30, 2007 and was renewed, effective July 1, 2007. The renewed line of credit has a term of one year and will mature on June 30, 2008. The line of credit was unused as of June 30, 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.                                                           Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

Item 4.                                                           Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on May 31, 2007. The matters which were voted on by stockholders at the annual meeting included:

(A)                              A proposal to elect six directors. Each nominee was elected to a term expiring at our annual meeting of stockholders in 2008 by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld
John R. Walter	41,435,407	373,595
Steven E. Zuccarini	41,788,323	20,679
Peter J. Barris	41,742,123	66,879
Sharyar Baradaran	41,643,198	165,804
Jack M. Greenberg	41,434,447	374,555
Linda S. Wolf	41,743,273	65,729

(B)                                A proposal to approve the selection of Ernst & Young LLP as independent registered auditors for the fiscal year ending December 31, 2007. The proposal was approved by a vote of the stockholders as follows:

Affirmative votes	41,783,281
Negative votes	19,058
Abstentions	6,663

Item 6.                                                           Exhibits

(a)                                  The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)                                 Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 14, 2007	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Nicholas J. Galassi
Nicholas J. Galassi
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.