Form 10-Q
period 2007-09-30
INNERWORKINGS INC
filed 2007-11-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

As of November 8, 2007, the Registrant had 47,995,701 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.            Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007

Revenue	$41,784,814	$72,149,970	$99,361,724	$198,392,945
Cost of goods sold	32,239,588	53,806,336	78,227,822	148,417,678
Gross profit	9,545,226	18,343,634	21,133,902	49,975,267
Operating expenses:
Selling, general, and administrative expenses	5,665,111	11,877,927	12,770,496	33,202,122
Depreciation and amortization	240,123	640,697	574,016	1,579,815
Income from operations	3,639,992	5,825,010	7,789,390	15,193,330
Other income (expense):
Interest income	314,897	637,709	492,231	1,713,820
Interest expense	(64,050)	(7,576)	(148,539)	(18,739)
Other, net	(2,394)	149,315	(4,784)	327,223
Total other income	248,453	779,448	338,908	2,022,304
Income before income taxes	3,888,445	6,604,458	8,128,298	17,215,634
Income tax expense	1,521,225	2,577,243	3,215,327	6,705,397
Net income	2,367,220	4,027,215	4,912,971	10,510,237
Dividends on preferred shares	(293,740)	—	(1,408,740)	—
Net income applicable to common shareholders	$2,073,480	$4,027,215	$3,504,231	$10,510,237

Basic earnings per share	$0.06	$0.08	$0.13	$0.22
Diluted earnings per share	$0.05	$0.08	$0.13	$0.21

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2006	2007
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,612,944	$54,317,892
Marketable securities	9,979,755	15,950,000
Accounts receivable, net of allowance for doubtful accounts of $378,943 and $607,636, respectively	44,990,964	57,453,661
Unbilled revenue	4,691,546	8,816,169
Inventories	2,080,257	3,786,805
Prepaid expenses	5,538,998	4,297,425
Advances to related parties	66,374	73,309
Deferred income taxes	314,538	819,028
Other current assets	1,263,411	1,960,693
Total current assets	89,538,787	147,474,982
Property and equipment, net	2,801,859	3,603,532
Intangibles and other assets:
Goodwill	9,738,559	15,615,748
Intangible assets, net of accumulated amortization of $625,787 and $1,278,378, respectively	6,531,191	8,014,600
Deposits	203,337	208,217
Investment	125,000	125,000
Deferred income taxes	4,537,193	4,122,535
Other assets	33,978	26,792
	21,169,258	28,112,892
Total assets	$113,509,904	$179,191,406

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$24,016,249	$36,509,839
Payable to related parties	182,604	103,389
Due to seller	1,621,000	633,368
Current maturities of capital lease obligations	74,494	67,773
Customer deposits	1,949,822	2,277,263
Other liabilities	777,513	1,201,576
Deferred revenue	239,247	—
Accrued expenses	2,972,776	3,534,183
Total current liabilities	31,833,705	44,327,391
Capital lease obligations, less current maturities	221,685	165,117
Total liabilities	32,055,390	44,492,508
Stockholders’ equity:
Common stock, par value $0.00001 per share, 44,014,319 and 47,894,677 shares were issued and outstanding as of December 31, 2006 and September 30, 2007, respectively	440	479
Additional paid-in capital	120,432,502	163,068,551
Treasury stock at cost	(40,000,000)	(40,000,000)
Accumulated other comprehensive gain (loss)-unrealized gain (loss) on marketable securities	(20,245)	77,814
Retained earnings	1,041,817	11,552,054
Total stockholders’ equity	81,454,514	134,698,898
Total liabilities and stockholders’ equity	$113,509,904	$179,191,406

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2006	2007
Cash flows from operating activities
Net income	$4,912,971	$10,510,237
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	174,130	(89,864)
Depreciation and amortization	574,016	1,579,815
Noncash stock compensation expense	311,230	764,424
Bad debt provision	111,463	228,693
Deferred financing expense	7,186	7,186
Advances to (from) related parties	124,534	(86,150)
Change in assets, net of acquisitions:
Accounts receivable	(10,711,332)	(8,995,932)
Inventories	—	(656,064)
Unbilled revenue	(3,618,186)	(4,124,623)
Prepaid expenses and other	(314,637)	773,558
Change in liabilities, net of acquisitions:
Accounts payable	557,487	8,778,707
Customer deposits	(3,175,288)	175,869
Accrued expenses and other	3,252,725	(1,991,580)
Net cash provided by (used in) operating activities	(7,793,701)	6,874,276
Cash flows from investing activities
Purchases of property and equipment	(980,300)	(1,343,003)
Purchase of marketable securities	(10,000,000)	(5,872,186)
Purchase of Graphography, net of cash acquired	(2,975,929)	(1,168,939)
Purchase of Applied Graphics	—	(689,124)
Purchase of Brown & Partners, net of cash acquired	—	(388,615)
Purchase of Inkchasers, net of cash acquired	—	(389,729)
Purchase of CoreVision	(10,000)	(1,479,283)
Purchase of Spectrum	—	(3,646,823)
Net cash used in investing activities	(13,966,229)	(14,977,702)
Cash flows from financing activities
Net repayments of note payable, bank	(4,796,414)	—
Collection of member receivable	188,469	—
Principal payments on capital lease obligations	(80,312)	(63,289)
Payments of distributions	(3,107,634)	—
Payment of dividends on preferred shares	(1,646,136)	—
Preference payments on preferred shares	(5,500,000)	—
Issuance of shares	110,294,066	37,127,343
Issuance of common stock upon exercise of stock options	—	585,498
Tax benefit of stock options exercised	370,213	4,158,822
Payment of issuance costs	(2,641,526)	—
Payments for share repurchase	(40,000,000)	—
Net cash provided by financing activities	53,080,726	41,808,374
Increase in cash and cash equivalents	31,320,796	33,704,948
Cash and cash equivalents, beginning of period	2,962,740	20,612,944
Cash and cash equivalents, end of period	$34,283,536	$54,317,892

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2006 and 2007

1.             Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year 2007. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2006 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of the goodwill to the book value of the goodwill. The fair value of the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of potential impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2006 analysis performed, no impairment charges were required.

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

The following is a summary of the intangible assets:

	December 31, 2006	September 30, 2007	Weighted- Average Life
Customer lists	$6,245,978	$8,345,978	12.7 years
Noncompete agreements	521,000	557,000	4.4 years
Trade names	390,000	390,000	4.0 years

	7,156,978	9,292,978
Less accumulated amortization	(625,787)	(1,278,378)

Intangible assets, net	$6,531,191	$8,014,600

Amortization expense related to these intangible assets was $271,974 and $652,591 for the three and nine months ended September 30, 2007, respectively.

The estimated amortization expense for the next five years is as follows:

2008	$890,265
2009	829,731
2010	805,531
2011	708,031
2012	674,031
Thereafter	4,107,011

$8,014,600

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

During the nine month periods ended September 30, 2006 and 2007, the Company issued 1,262,050 and 62,000 options, respectively to various employees of the Company. During the nine month periods ended September 30, 2006 and 2007, 202,833 and 880,358 options were exercised, 132,833 and 192,220 of which were exercised during the three months periods ended September 30, 2006 and 2007, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $311,230 and $764,424 in compensation expense for the nine month periods ended September 30, 2006 and 2007, respectively.

The following assumptions were utilized in the valuation for options granted in 2006 and 2007:

	2006	2007
Dividend yield	—%	—%
Risk-free interest rate	4.62%-5.02%	4.60%-4.61%
Expected life	10 years	10 years
Volatility	33.5%	33.5%

2.             Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding plus share equivalents that would arise from the exercise of stock options. During the three and nine months ended September 30, 2007, 55,119 and 40,192 options, respectively, were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2006 and 2007 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Numerator:
Net income	$2,367,220	$4,027,215	$4,912,971	$10,510,237
Preferred stock dividends	(293,740)	—	(1,408,740)	—
Numerator for basic earnings per share	$2,073,480	$4,027,215	$3,504,231	$10,510,237

Effect of dilutive securities:
Preferred stock dividends	293,740	—	1,408,740	—
	293,740	—	1,408,740	—
Numerator for diluted earnings per share	$2,367,220	$4,027,215	$4,912,971	$10,510,237

Denominator:
Denominator for basic earnings per share- weighted-average common shares	34,222,084	47,768,666	27,517,682	47,340,337

Effect of dilutive securities:
Convertible preferred shares	6,634,953	—	6,759,228	—
Employee stock options	2,695,395	2,423,348	2,526,837	2,544,780
Dilutive potential common shares	9,330,348	2,426,793	9,286,065	2,546,635

Denominator for dilutive earnings per share	43,552,432	50,192,014	36,803,747	49,885,117

Basic earnings per share	$0.06	$0.08	$0.13	$0.22

Diluted earnings per share	$0.05	$0.08	$0.13	$0.21

3.             Income Taxes

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date of adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized during the three months ended September 30, 2007.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax year ended December 31, 2006, the tax year which remains subject to examination by major tax jurisdictions as of September 30, 2007.

4.             Accumulated Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net income	$2,367,220	$4,027,215	$4,912,971	$10,510,237
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(30,644)	7,780	(30,644)	98,059
Total comprehensive income	$2,336,576	$4,034,995	$4,882,327	$10,608,296

5.             Acquisitions

Spectrum Printing Services Acquisition

In March 2007, the Company acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, the Company established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $3,423,247, including expenses directly related to the acquisition. In addition, there is up to an additional $2,500,000 in cash payable contingent on the achievement of certain performance measures by Spectrum. Any contingent payments will be recorded as additional goodwill. The consolidated financial statements include the financial results of this acquisition beginning on March 1, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Current assets	$1,946,006
Customer list	2,100,000
Non-compete agreement	36,000
Other assets	18,805
Other liabilities assumed	(677,564)

Net purchase price	$3,423,247

Brown + Partners, Inc. Acquisition

In July 2007, the Company acquired Brown + Partners, Inc., a leading provider of print management services based in suburban Philadelphia. Founded in 1999, Brown+Partners’ broad service offerings include direct mail, commercial printing, promotional products and e-commerce solutions. As a result of the acquisition, the Company established a strategic presence in the Philadelphia print market and added four additional sales executives and their corresponding production teams. This acquisition will continue to support the Company's geographic expansion objectives. The acquisition price, less cash acquired was $388,615, including expenses directly related to the acquisition.  In addition, there is up to an additional $5,000,000 in cash payable contingent on the achievement of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.  Any contingent payments will be recorded as additional goodwill.   As of September 30, 2007, $1,269,328 of goodwill will be deductible for tax purposes.  The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Current assets	$2,249,136
Property and equipment	270,699
Other assets	869,734
Goodwill	1,269,328
Accounts payable	(2,079,491)
Line of credit	(1,300,000)
Other liabilities assumed	(890,791)

Net purchase price	$388,615

For the nine months ended September 30, 2007, the Company recorded restructuring liabilities of $17,969 as a result of the acquisition.  The restructuring liabilities relate to a severance package issued to a Brown + Partners employee upon termination.  No severance payments were made during the nine months ended September 30, 2007 and the Company anticipates that payments associated with this employee termination will be made by the end of 2007.

The results of Spectrum’s and Brown + Partners’ operations do not have a material impact on the Company’s financial results. Therefore, pro forma financial information is not provided.

6.             Related Parties

In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, Inc. (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results, for $125,000. As of September 30, 2007, the Company owned 2,000,000 shares of common stock, or 5.89%, of Echo. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leased approximately 20% of the Company’s available, but unused office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007. Effective July 1, 2007, the Company entered into a new sub-lease agreement with Echo pursuant to which Echo leases approximately 29% of the Company’s available, but unused office space for their pro rata share of the rent. In the ordinary course, the Company also provides Echo print procurement services. The total amount billed for such print procurement services during the three and nine months ended September 30, 2007 was approximately $14,000 and $55,000, respectively. For the three and nine months ended September 30, 2006, the Company billed approximately $10,000 and $29,000, respectively, for such print procurement services. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $158,000 and $458,000 for the three and nine months ended September 30, 2007, respectively, and $210,000 and $520,000 for the three and nine months ended September 30, 2006. The Company’s net amount payable to Echo as of September 30, 2007 was approximately $30,000.

The Company also sub-leased a portion of the Company’s office space to Incorp, LLC, the Company’s largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp, pursuant to which Incorp leased approximately 20% of our office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

7.             Sale of Common Stock

On January 18, 2007, the Company completed a follow-on public offering at an offering price of $13.50 per share, generating net proceeds to the Company of $36.8 million. In the offering, 3,000,000 shares of common stock were sold by the Company and 5,000,000 shares of common stock were sold by the selling stockholders.  Of the 5,000,000 shares of common stock sold by the selling stockholders, 451,379 shares of common stock were sold by certain selling stockholders upon exercise of stock options at a weighted average exercise price of $0.56 per share. The Company’s proceeds related to the 451,379 shares were approximately $254,000. The Company intends to use the net proceeds of the follow-on offering to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

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

9.             Subsequent Events

In October 2007, the Company acquired Data Flow Media Systems, LP in suburban Dallas and Graphic Resource Group, Inc., outside of Minneapolis. Both Companies provide services which include the procurement and production management of printed and promotional products and related warehousing and fulfillment functions. The total purchase price for both acquisitions consisted of approximately $5,600,000 in cash paid in October 2007. As a result of the acquisitions, the Company broadened its geographic presence and added ten sales executives and their corresponding production teams.

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

Our proprietary software applications and database, PPM4™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with a supplier that is optimally suited to meet the client’s needs at a highly competitive price. Our procurement managers use PPM4™ to manage the print procurement process from end-to-end.

Through our network of over 6,000 suppliers, we offer a full range of print, fulfillment and logistics services and are able to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

We believe the opportunity exists to expand our business into new geographic markets. We maintain offices in Illinois, California, Hawaii, Michigan, Missouri, New York and Pennsylvania. Our objective is to continue to increase our sales in the major print markets in the United States. We intend to hire or acquire account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States.

Recent Developments

Acquisitions

In July 2007, we acquired Brown + Partners, Inc., a leading provider of print management services based in suburban Philadelphia.  The acquisition price consisted of $388,615 in cash paid in July 2007 and up to an additional $5 million in cash payable contingent on the achievement of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.

In October 2007, we acquired Data Flow Media Systems, LP in suburban Dallas and Graphic Resource Group, Inc, outside of Minneapolis. Both Companies provide services which include the procurement and production management of printed and promotional products and related warehousing and fulfilment functions.  As a result of the acquisitions, we broadened our geographic presence and added ten sales executives and their corresponding production teams.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $198.4 million and $99.4 million during the nine months ended September 30, 2007 and 2006, respectively, an increase of 99.7%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Some of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of September 30, 2007, we had 110 enterprise clients and, for the nine months ended September 30, 2007, we served over 2,376 transactional clients. During the nine months ended September 30, 2007, enterprise clients accounted for 63% of our revenue, while transactional clients accounted for 37% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. We have early pay discount terms with several of our key suppliers. As we continue to take advantage of the early pay terms, it reduces our overall cost of goods sold and increases our gross margin. Our gross profit for the nine months ended September 30, 2007 and 2006 was $50.0 million or 25.2% of revenue and $21.1 million or 21.3% of revenue, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 24.3% and 22.0% during the nine months ended September 30, 2007 and 2006, respectively. Commission expense generally fluctuates based on the gross profit of the business. As the overall gross margin increased to 25.2% during the nine months ended September 30, 2007, up from 21.3% during the nine months ended September 30, 2006, commission expense increased as well. This is a result of a higher concentration of transactional business due in part to our acquisitions of Applied Graphics and CoreVision, which are both predominantly transactional revenue businesses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $262,000 as of September 30, 2007 from $1.6 million as of September 30, 2006.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, public company expenses, corporate systems, and accounting, legal, facilities and travel and entertainment expenses. We have been able to manage our business with relatively low general and administrative expenses. General and administrative expenses as a percentage of revenue were 10.6% and 8.2% for the nine months ended September 30, 2007 and 2006, respectively. The increase is the result of increased salaries and benefits as a percentage of revenue, which increased from 4.9% during the nine months ended September 30, 2006 to 6.4% during the nine months ended September 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business, including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions. The increase in general and administrative expenses is also due to an increase in professional fees, which increased from 0.6% of revenue during the nine months ended September 30, 2006 to 1.2% of revenue during the nine months ended September 30, 2007.  This is a result of increased legal and audit fees specifically related to being a public company and becoming Sarbanes-Oxley compliant.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was $229,000 and $111,000 for the nine months ended September 30, 2007 and 2006, respectively.

Our income from operations for the nine months ended September 30, 2007 and 2006 was $15.2 million and $7.8 million, respectively.

Comparison of three months ended September 30, 2007 and 2006

Revenue

Our revenue increased by $30.4 million, or 72.7%, from $41.8 million during the three months ended September 30, 2006 to $72.1 million during the three months ended September 30, 2007. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $15.8 million, or 50.7%, from $31.2 million during the three months ended September 30, 2006 to $47.0 million during the three months ended September 30, 2007. As of September 30, 2007, we had 110 enterprise clients compared to 86 enterprise clients as of September 30, 2006. Additionally, revenue from transactional clients increased by $14.5 million, or 137.6%, from $10.6 million during the three months ended September 30, 2006 to $25.1 million during the three months ended September 30, 2007. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 64, or 56.1%, from 114 as of September 30, 2006 to 178 as of September 30, 2007.

Cost of goods sold

Our cost of goods sold increased by $21.6 million, or 66.9%, from $32.2 million during the three months ended September 30, 2006 to $53.8 million during the three months ended September 30, 2007. The increase reflects the revenue growth during the three months ended September 30, 2007. Our cost of goods sold as a percentage of revenue decreased from 77.2% during the three months ended September 30, 2006 to 74.6% during the three months ended September 30, 2007. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the three months ended September 30, 2006, 75% of our revenue was generated from enterprise accounts compared to 65% during the three months ended September 30, 2007. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 22.8% during the three months ended September 30, 2006 to 25.4% during the three months ended September 30, 2007. The increase is the result of a higher concentration of business from transactional accounts, which have higher gross margins, as well as early pay discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $1.7 million, or 73.9%, from $2.3 million during the three months ended September 30, 2006 to $4.0 million during the three months ended September 30, 2007. As a percentage of gross profit, commission expense decreased from 24.1% during the three months ended September 30, 2006 to 21.8% during the three months ended September 30, 2007. Although our transactional business tends to have higher commission rates, the commission expense as a percentage of gross profit decreased during the quarter as a result of a higher concentration of business from clients with lower commission rates.

General and administrative expense increased by $4.5 million, or 132.4%, from $3.4 million during the three months ended September 30, 2006 to $7.9 million during the three months ended September 30, 2007. General and administrative expense increased as a percentage of revenue from 8.1% during the three months ended September 30, 2006 to 10.9% during the three months ended September 30, 2007. The increase is the result of increased salaries and benefits as a percentage of revenue, which increased from 4.8% during the three months ended September 30, 2006 to 6.6% during the three months ended September 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business, including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions.  The increase in general and administrative expenses is also due to an increase in professional fees, which increased from 0.4% of revenue during the three months ended September 30, 2006 to 1.3% of revenue during the three months ended September 30, 2007.  This is a result of increased legal and audit fees specifically related to becoming Sarbanes-Oxley compliant.

Depreciation and amortization

Depreciation and amortization expense increased by $401,000, or 166.8%, from $240,000 during the three months ended September 30, 2006 to $641,000 during the three months ended September 30, 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2006 purchases of Graphography Limited LLC, CoreVision Group, Inc., and Applied Graphics, Inc., our March 2007 acquisition of Spectrum Printing Services, and our July 2007 acquisition of Brown + Partners, Inc.

Income from operations

Income from operations increased by $2.2 million, or 60.0%, from $3.6 million during the three months ended September 30, 2006 to $5.8 million during the three months ended September 30, 2007. As a percentage of revenue, income from operations decreased from 8.7%

during the three months ended September 30, 2006 to 8.1% during the three months ended September 30, 2007. The decrease in income from operations as a percentage of revenue is a result of an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $531,000 from $248,000 during the three months ended September 30, 2006 to $779,000 during the three months ended September 30, 2007. The significant increase is due to an increase in interest income from $315,000 during the three months ended September 30, 2006 to $638,000 during the three months ended September 30, 2007. The increase in interest income is largely a result of the capital raised in connection with our initial public offering and follow-on offering. In the initial public offering, completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. In the follow-on offering, completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us of approximately $36.8 million. A portion of these proceeds was used to fund acquisitions, with the balance invested in money market funds from the receipt date through September 30, 2007.

Provision for income taxes

Provision for income taxes increased by $1.1 million from $1.5 million during the three months ended September 30, 2006 to $2.6 million during the three months ended September 30, 2007. Our effective tax rate was 39.1% and 39.0% for the three month periods ended September 30, 2006 and 2007, respectively.

Net income

Net income increased by $1.6 million, or 70.1%, from $2.4 million during the three months ended September 30, 2006 to $4.0 million during the three months ended September 30, 2007. Net income as a percentage of revenue decreased from 5.7% during the three months ended September 30, 2006 to 5.6% during the three months ended September 30, 2007. The decrease in net income as a percentage of revenue is a result of an increase in our general and administrative expenses as a percentage of revenue.

Comparison of nine months ended September 30, 2007 and 2006

Revenue

Our revenue increased by $99.0 million, or 99.7%, from $99.4 million during the nine months ended September 30, 2006 to $198.4 million during the nine months ended September 30, 2007. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $48.9 million, or 64.3%, from $76.2 million during the nine months ended September 30, 2006 to $125.1 million during the nine months ended September 30, 2007. As of September 30, 2007, we had 110 enterprise clients compared to 86 enterprise clients as of September 30, 2006. Additionally, revenue from transactional clients increased by $50.1 million, or 215.8%, from $23.2 million during the nine months ended September 30, 2006 to $73.3 million during the nine months ended September 30, 2007. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 64, or 56.1%, from 114 as of September 30, 2006 to 178 as of September 30, 2007.

Cost of goods sold

Our cost of goods sold increased by $70.2 million, or 89.7%, from $78.2 million during the nine months ended September 30, 2006 to $148.4 million during the nine months ended September 30, 2007. The increase reflects the revenue growth during the nine months ended September 30, 2007. Our cost of goods sold as a percentage of revenue decreased from 78.7% during the nine months ended September 30, 2006 to 74.8% during the nine months ended September 30, 2007. The decrease is a result of a lower concentration of our business coming from enterprise accounts. During the nine months ended September 30, 2006, 77% of our revenue was generated from enterprise accounts compared to 63% during the nine months ended September 30, 2007. Additionally, we have early payment terms with many of our suppliers, which we aggressively utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 21.3% during the nine months ended September 2006 to 25.2% during the nine months ended September 30, 2007. The increase is the result of a higher concentration of business from transactional accounts, which have higher gross margins, as well as early pay discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $7.4 million, or 157.4%, from $4.7 million during the nine months ended September 30, 2006 to $12.1 million during the nine months ended September 30, 2007. As a percentage of gross profit, commission expense increased from 22.3% during the nine months ended September 30, 2006 to 24.2% during the nine months ended September 30, 2007. The increase is a result of higher gross profit margin transactional accounts, which generally result in higher commissions to our sales executives.

Our transactional business historically pays higher commission rates than our enterprise business. Our revenue from transactional accounts increased from 23% during the nine months ended September 30, 2006 to 37% during the nine months ended September 30, 2007.

General and administrative expense increased by $13.0 million, or 160.5%, from $8.1 million during the nine months ended September 30, 2006 to $21.1 million during the nine months ended September 30, 2007. General and administrative expense increased as a percentage of revenue from 8.1% during the nine months ended September 30, 2006 to 10.6% during the nine months ended September 30, 2007. The increase is the result of increased salaries and benefits as a percentage of revenue, which increased from 5.0% during the nine months ended September 30, 2006 to 6.4% during the nine months ended September 30, 2007. The increase is a result of continuing to invest in key personnel dedicated to the growth of the business, including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions. The increase in general and administrative expenses is also due to an increase in professional fees, which increased from 0.6% of revenue during the nine months ended September 30, 2006 to 1.2% of revenue during the nine months ended September 30, 2007.  This is a result of increased legal and audit fees specifically related to being a public company and becoming Sarbanes-Oxley compliant.

Depreciation and amortization

Depreciation and amortization expense increased by $1.0 million, or 175.2%, from $574,000 during the nine months ended September 30, 2006 to $1.6 million during the nine months ended September 30, 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2006 purchases of Graphography Limited LLC, CoreVision Group, Inc., and Applied Graphics, Inc., our March 2007 acquisition of Spectrum Printing Services, and our July 2007 acquisition of Brown + Partners, Inc.

Income from operations

Income from operations increased by $7.4 million, or 95.1%, from $7.8 million during the nine months ended September 30, 2006 to $15.2 million during the nine months ended September 30, 2007. As a percentage of revenue, income from operations decreased from 7.8% during the nine months ended September 30, 2006 to 7.7% during the nine months ended September 30, 2007. The decrease in income from operations as a percentage of revenue is a result of an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $1.7 million from $339,000 during the nine months ended September 30, 2006 to $2.0 million during the nine months ended September 30, 2007. The significant increase is due to an increase in interest income from $492,000 during the nine months ended September 30, 2006 to $1.7 million during the nine months ended September 30, 2007. The increase in interest income is largely a result of the capital raised in connection with our initial public offering and follow-on offering. In the initial public offering, completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. In the follow-on offering, completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us of approximately $36.8 million. A portion of these proceeds was used to fund acquisitions, with the balance invested in money market funds from the receipt date through September 30, 2007.

Provision for income taxes

Provision for income taxes increased by $3.5 million from $3.2 million during the nine months ended September 30, 2006 to $6.7 million during the nine months ended September 30, 2007. Our effective tax rate was 39.6% and 38.9% for the nine month periods ended September 30, 2006 and 2007, respectively.

Net income

Net income increased by $5.6 million, or 113.9%, from $4.9 million during the nine months ended September 30, 2006 to $10.5 million during the nine months ended September 30, 2007. Net income as a percentage of revenue increased from 4.9% during the nine months ended September 30, 2006 to 5.3% during the nine months ended September 30, 2007. The increase in net income as a percentage of revenue is a result of an increase in our gross profit margin slightly offset by an increase in our general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

In connection with our follow-on offering, we raised approximately $36.8 million net of underwriters’ discounts and commissions and offering related expenses. At September 30, 2007, we had $70.3 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of asset- and mortgage-backed securities, U.S. government and agency securities and domestic and foreign corporate bonds. Historically, we have financed our operations through private sales of common and preferred equity, bank loans and internally generated cash flow. We believe that our available cash and cash flows generated from operations will be sufficient to satisfy our working capital requirements for the foreseeable future.

Operating Activities. Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2007 was $7.0 million and primarily consisted of net income of $10.5 million and $2.4 million of non-cash items, offset by $6.0 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $9.0 million and an increase in unbilled revenue of $4.1 million due to revenue growth, offset by an increase in accounts payable of $8.8 million.

Cash used in operating activities in the nine months ended September 30, 2006 was $7.8 million and primarily consisted of net income of $4.9 million and $12.7 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $10.7 million due to revenue growth with an increase in accounts payable of only $600,000 due to early payment to many of our suppliers.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2007 of $15.0 million was attributable to the purchase of marketable securities of $5.9 million with a portion of the net proceeds received from our follow-on offering, cash paid for the Spectrum acquisition of $3.6 million, earn-out payments of $2.6 million made in connection with the 2006 acquisitions of CoreVision and Graphography and capital expenditures of $1.3 million.

Cash used in investing activities for the nine months ended September 30, 2006 of $14 million was attributable to purchases of marketable securities of $10 million with a portion of the net proceeds received from our initial public offering, cash paid for acquisitions of $3 million and capital expenditures of $1 million.

Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2007 of $41.8 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts and commissions and offering related expenses and the exercise of stock options, of approximately $37.7 million and a tax benefit of stock options exercised of approximately $4.2 million.

Cash provided by financing activities in the nine months ended September 30, 2006 of $53.1 million was primarily attributable to the net proceeds received from our initial public offering, after preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million and the proceeds received from our Series E round of financing, net of the subsequent share repurchase, of approximately $10.0 million.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of September 30, 2007. The $20 million line of credit expires on June 30, 2008. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

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

Contractual Obligations

As of September 30, 2007, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$233	$68	$165	$—	$—
Operating lease obligations	12,729	2,298	4,317	3,032	3,082
Due to seller	633	633	—	—	—
Total	$13,595	$2,999	$4,482	$3,032	$3,082

Critical Accounting Policies and Estimates

As of January 1, 2007, the Company adopted the provision of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007.

There were no additional material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2006 for the nine months ended September 30, 2007.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit matures on June 30, 2008.  The line of credit was unused as of September 30, 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.  The average duration of all of our investments as of September 30, 2007 was less than three months.  Due to the short term nature of our investments, we believe that there is no material risk exposure.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.                          Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2007, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

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

Item 6.                          Exhibits

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

INNERWORKINGS, INC.

Date: November 9, 2007	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: November 9, 2007	By:	/s/ Nicholas J. Galassi
Nicholas J. Galassi
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.