Form 10-K
period 2007-12-31
INNERWORKINGS INC
filed 2008-03-17
CIK 1350381

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

Commission file number: 000-52170

INNERWORKINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-5997364 (I.R.S. Employer Identification No.)
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant's most recent completed second quarter was $568,667,355 (based on the closing sale price of the registrant's common stock on that date as reported on the Nasdaq Global Market).

         As of March 13, 2008, the registrant had 48,057,284 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2007. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.    Business

        Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to "InnerWorkings, Inc.," "InnerWorkings," the "Company," "we," "us" or "our" are to InnerWorkings, Inc., a Delaware corporation and its subsidiaries.

        Certain statements in this Annual Report on Form 10-K are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in Part 1, Item 1A and Part I, Item 7 entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Company

        We are a leading provider of managed print and promotional procurement solutions to corporate clients in the United States. With proprietary technology, an extensive supplier network and domain expertise, the Company procures, manages and delivers printed products as part of a comprehensive outsourced enterprise solution. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

        Our proprietary software applications and database, PPM4™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for print jobs. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match our print jobs with suppliers that are optimally suited to meet the client's needs at a highly competitive price. Our procurement managers use PPM4™ to manage the print procurement process from end-to-end.

        Through our network of over 6,000 suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

        We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients fall into two categories, enterprise and transactional. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our transactional clients on an order-by-order basis. For the year ended December 31, 2007, enterprise and transactional clients accounted for 62% and 38% of our revenue, respectively. For the year ended December 31, 2006, enterprise and transactional clients accounted for 70% and 30% of our revenue, respectively.

        We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. From our inception through December 31, 2007, we served over 5,700 clients, through 4,400 suppliers. We have increased our revenue from $5.0 million in 2002 to $288.4 million in 2007, representing a compound annual growth rate of 97%. In 2007, our revenue was $288.4 million, compared to $160.5 million in 2006.

Initial Public Offering

        In August 2006, we completed an initial public offering of shares of our common stock. We offered and sold 7,060,000 shares of our common stock and certain selling stockholders offered and sold an additional 5,118,500 shares at a price of $9.00 per share. We did not receive any proceeds from the sale of the 5,118,500 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the initial public offering were approximately $47.8 million.

Follow-On Public Offering

        In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $37.8 million.

Acquisitions

        In March 2007, we acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. The acquisition consideration for Spectrum Printing Services consisted of approximately $3.6 million in cash paid in 2007 and up to an additional $2.5 million subject to Spectrum Printing Services achieving specified EBITDA targets in 2007 and 2008.

        In July 2007, we acquired Brown + Partners, Inc., a provider of print management services based in suburban Philadelphia. The acquisition price consisted of approximately $564,000 in cash paid in July 2007 and up to an additional $5.0 million in cash payable contingent on the achievement of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.

        In October 2007, we acquired Graphic Resource Group, Inc., a provider of print management services which include the procurement and production management of printed products, located in Minneapolis. The acquisition purchase price consisted of approximately $2.4 million in cash paid in October 2007 and up to an additional $2.8 million subject to Graphic Resource Group achieving specified EBITDA targets through September 30, 2010.

        In October 2007, we acquired Data Flow Media Systems, LP, a provider of print management services which includes the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Dallas, Texas. The acquisition purchase price consisted of approximately $3.4 million in cash paid in the fourth quarter of 2007 and up to an additional $3.0 million subject to Data Flow Media Systems achieving specified EBITDA targets through September 30, 2010.

        In December 2007, we acquired Corporate Edge, Inc., a national distributor of promotional products principally involved in the design, development and sale of corporate specialty items with locations in New York and New Jersey. The aggregate purchase price was approximately $18.0 million, subject to certain adjustments, which was paid in December 2007. In addition, the former owners of Corporate Edge will receive up to $15.0 million in cash payable contingent on the achievement of certain performance measures by Corporate Edge prior to November 30, 2010.

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

Our Solution

        Utilizing our proprietary technology and database, we are able to create a competitive bid process to procure, purchase and deliver printed products to our clients. Our network of over 6,000 suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

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

  •
  aggregate our purchasing power.

        Our proprietary software applications and database, PPM4™, streamline the print procurement process for our clients by eliminating inefficiencies within the traditional print supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring a print job, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires that dedicated and experienced personnel work closely with both clients and print suppliers. Our account executives and procurement managers perform that critical function.

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

        Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee's compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2007, we had 250 procurement managers, including 38 procurement managers working on-site at our clients.

        Although our clients fall into two categories, enterprise and transactional, the procurement process for each client category is substantially similar. A typical print job moves through our solution in ten steps.

        Step 1—Gather print specifications.    After the account executive or procurement manager identifies a sale opportunity, a procurement manager discusses the details and timeline for the print job with the client. PPM4™ automatically generates a customized data entry screen based on the type of printed product and guides the procurement manager to enter the required job specifications.

        Step 2—Select appropriate suppliers.    Based on the historical transaction data and supplier capability information contained in our database, PPM4™ generates a list of potential suppliers within our extensive network with the most efficient equipment profiles to produce the job. The procurement manager may select suppliers from this list or select suppliers suggested by the client. Our technology also enables the procurement manager to disaggregate the job into its component parts and put each part out for competitive bid in order to generate additional savings for the client. After selecting the list of optimal suppliers, the procurement manager electronically transfers the job specifications into an e-mail or e-fax in the form of a request for proposal and sends it to those suppliers.

        Step 3—Receive bids from suppliers.    The selected suppliers respond to our request for proposal by submitting bids to us. Upon receipt, the procurement manager enters the bid information into our database and generates a report that details and sorts the bids by cost, quality and logistical considerations.

        Step 4—Compare bids to proprietary data.    The procurement manager can use PPM4™ to compare the bids received from the suppliers to similar transactions in our database. If the current bids deviate from the competitive price range suggested by this data in a manner that is unfavorable to our client, the procurement manager uses our data to negotiate more favorable pricing with the selected suppliers or re-submits the specifications to different suppliers.

        Step 5—Submit quote to client.    The procurement manager works with the account executive to prepare a price quote for the print job. The account executive submits the quote to the client, specifying the total cost to the client for the printed product and the timing and delivery terms.

        Step 6—Execute quote and print order.    The client accepts the quote by executing it and returning a signed copy to us. The procurement manager uses PPM4™ to automatically convert the quote into a print order. The print order is sent by e-mail or e-fax to the approved supplier or suppliers for execution. We are now contractually obligated to provide the product to our client and the supplier or suppliers are contractually obligated to provide the product to us. The supplier begins the print process.

        Step 7—Manage print process.    The completion of the print process is managed by the procurement manager through a checklist of dates, milestones and deliverables that is monitored electronically. PPM4™ generates automatic reminders to ensure the product is properly produced in accordance with the client's specifications and timeline.

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

        Step 10—Generate and reconcile invoices.    Upon shipment of the finished product, the supplier issues an invoice to us for the cost of the job and our technology automatically converts the quote executed by our client into an invoice that we issue to the client. PPM4™ reconciles the supplier's invoice to the print order to ensure that the supplier adhered to the pricing and other terms set forth in the print order.

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

Our Proprietary Technology

        PPM4™ is a fully-integrated, proprietary solution that stores equipment profiles for our supplier network and price data for jobs we quote and execute, which allows us to match print jobs with the suppliers in our network that are optimally suited to produce the job at a highly competitive price. Our technology also allows us to efficiently manage the critical aspects of the print procurement process, including gathering job specifications, identifying suppliers, establishing pricing, managing print production and coordinating purchase and delivery of the finished product.

        Our database stores the production capabilities of our supplier network, as well as price and quote data for bids we receive and transaction we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. Our procurement managers use this data to discover excess print manufacturing capacity, select optimal suppliers, negotiate favorable pricing, and efficiently procure high-quality products and services for our clients.

        With each new print job process, we collect and store additional data in our proprietary database. As the number of print jobs we complete increases, our database further enhances our competitive position and our ability to obtain favorable pricing for our clients.

        We believe PPM4™ allows us to procure print more efficiently than traditional manual or semi-automated systems used by many printers and print brokers in the marketplace. PPM4™ includes the following features:

  •
  "4caster." Our proprietary database provides real-time cost estimates for potential print jobs within our major product categories based upon the historical data we have collected from print jobs with similar specifications. These estimates are used by our account executives during the sales process and procurement managers to compare bids and negotiate favorable pricing. Some of our largest suppliers have provided us with pricing tables covering specific product categories, which have also enhanced our ability to discover competitive pricing.

  •
  Customized order management.  PPM4™ automatically generates customized data entry screens based on product type and guides the procurement manager to enter the required job specifications. For example, if a procurement manager selects "envelope" in the product field, the screen will automatically prompt the procurement manager to specify the size, paper type, window size and placement and display style.

  •
  Cost management.  PPM4™ reconciles supplier invoices to executed print orders to ensure the supplier adhered to the pricing and other terms contained in the print order. In addition, it includes checks and balances that allow us to monitor important financial indicators relating to a print order, such as projected gross margin and significant job alterations.

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

  •
  Open architecture.  PPM4™ allows us to integrate clients and suppliers into our solution. Some of our larger clients have limited, secure access to our database, which they can use to directly access their transaction data.

  •
  Historical price baseline.  Some of our larger clients have provided us with pricing data for print jobs they completed before they began to use our solution. For these clients, PPM4™ automatically compares our current price for a print job to the price obtained by the client for a comparable historical job, which allows us to demonstrate on an ongoing basis the cost savings we provide.

        We have also created customized Internet-based stores, which we refer to as IW stores, for certain of our clients that allow them to order pre-selected products, such as personalized business stationery, marketing brochures and promotional products, through an automated ordering process.

Our Clients

        We procure printed products for corporate clients across a wide range of industries, such as advertising, consumer products, manufacturing, publishing and retail. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. From our inception through December 31, 2007, we served over 5,700 clients through 4,400 suppliers. For the years ended December 31, 2006 and 2007, ServiceMaster accounted for 14% and 12% of our revenue, respectively. All remaining revenue for the years ended December 31, 2006 and 2007 was derived from customers that each accounted for less than 10% of our annual revenue. Revenue from our top-ten clients accounted for 47% and 41% of our revenue in 2006 and 2007, respectively.

        We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients generally have an open-ended term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2006 and 2007, enterprise clients accounted for 70% and 62% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2006 and 2007, transactional clients accounted for 30% and 38% of our revenue, respectively.

        As part of our growth strategy, we seek to expand our base of transactional clients by hiring account executives, or acquiring groups of them, with established client relationships. We also aim to sell our enterprise solution to our transactional clients to capture a greater portion of their recurring print expenditures.

        As of December 31, 2007, approximately 22% of our clients were located in Illinois. In order to expand our client base, we intend to recruit more account executives in other major print markets in the Northeast, Southeast and Northwest regions of the United States. We believe that the breadth of our supplier network will allow us to expand into new geographic markets with little upfront cost.

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

        Our major products include:

direct mail pieces books brochures catalogues point-of-purchase displays magazines packaging	CDs/DVDs promotional products annual reports envelopes labels calendars folders	posters newsletters billboards playing cards binders t-shirts games stationery	postcards stickers bags magnets warehousing pick and pack distribution print on demand

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

        We agree to provide our clients with products that conform with the industry standard of a "commercially reasonable quality" and our suppliers in turn agree to provide us with products of the same quality. The quotes we execute with our clients include customary provisions that limit the amount of our liability for product defects. To date, we have not experienced significant claims or liabilities relating to defective products.

Our Supplier Network

        Our network of 6,000 suppliers include printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers. These suppliers have been selected from among thousands of potential suppliers worldwide based on their ability to effectively serve our clients on the basis of price, quality and customer service. We direct requests for proposal from our clients to potential suppliers based on historical pricing data, quality control rankings, geographic proximity to a client or other criteria specified by our clients.

        In 2007, our top-ten suppliers accounted for approximately 18% of our cost of goods sold and no supplier accounted for over 3.6% of our cost of goods sold. As of December 31, 2007, a majority of our top-100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60-days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed a print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

        We have established a quality control program that is designed to ensure that we deliver high-quality printed products and services to our clients through the suppliers in our network. As part of this program, we train our procurement managers to accurately gather job specifications and create a checklist to ensure that each item in the print order has been approved by the client. In addition, we regularly request that our clients complete customer scorecards, which are stored in our database and converted into quality control reports. These quality control reports are accessible to our procurement managers through PPM4™ and are used during the supplier selection process. Our quality control standards are designed to ensure that our clients receive high quality printed products regardless of the supplier that prints the product.

Sales and Marketing

        Our account executives sell our print procurement services to corporate clients in the United States. As of December 31, 2007, we had 221 account executives, 77 of whom were independent contractors and 144 of whom were employees. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

        Our new client acquisition efforts generally are targeted geographically based on the location of our account executives. Our account tracking solution, IW Pipeline™, which assigns account responsibility for both existing and prospective clients, monitors the sales conversion process and tracks sales activity. An important aspect of our sales process is our periodic analysis of a prospective client's historic print expenditures, including production and payroll expenses, to demonstrate the potential savings that could be achieved by using our solution.

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

        To date, we have been successful in attracting and retaining qualified account executives. As of December 31, 2007, our account executives had an average of over 15 years of sales experience in the print industry, which in certain cases included employment as sales representatives for some of the largest printers in the United States. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our Intranet. Because the account executives we hire generally have significant sales experience, they can begin marketing our services after limited training on our model and systems.

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

        Some of these printers, such as Quad/Graphics, Workflow/Relizon and R.R. Donnelley, have larger client bases and significantly more resources than we do.

        We also compete with print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Cirqit and Newline/Noosh, offer print procurement services or enterprise software applications for the print industry.

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

Intellectual Property

        We rely primarily on a combination of copyright, trademark and trade secret laws as well as restrictions and patents to protect our intellectual property rights. As of December 31, 2007, we have been issued one US Patent and have another patent application pending related to our proprietary sourcing methods, and expect to apply for additional patents in the future. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

        Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, anti-spy software, password encryption and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system is backed up and stored in a redundant location daily to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our IT recovery ability semi-annually to verify that we can recover our business critical systems in a timely fashion.

Employees

        As of December 31, 2007, we had 567 employees and independent contractors, consisting of 96 corporate staff, 250 procurement managers and 221 account executives. We consider our employee relations to be strong.

Our Website

        Our website is http://www.iwprint.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K,

including exhibits, and any amendments to those reports filed or furnished with the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. Additionally, all of our filings may be read or copied at the Securities and Exchange Commission's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        The information contained on our website is not a part of this report and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A.    Risk Factors

        Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of "Forward-Looking Statements" on page three of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and other information contained in this Annual Report on Form 10-K before you decide to buy our common stock. Our business, financial condition or operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment.

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

        We operate in the print industry and several print-related industries, including paper and pulp, graphics art and pre-press and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. Many of these printers, such as Quad/Graphics, Workflow/Relizon and R.R. Donnelley have larger client bases and significantly more resources than we do. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to offer outsourced print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

        We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Cirqit, Workflow/Relizon and Newline/Noosh offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with or superior to our current or proposed offerings and achieve greater market acceptance. In addition, a software solution and database similar to PPM4™ could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

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

        A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top-ten clients accounted for 46%, 47% and 41% of our revenue during the years ended December 31, 2005, 2006 and 2007, respectively. In 2006, our largest client accounted for 14% of our revenue. In 2007, our largest client accounted for 12% of our revenue. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

We are subject to the internal control evaluation and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

        Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Furthermore, our independent registered public accounting firm, ("Firm") is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm's report as to the effectiveness of our internal control over financial reporting as of December 31, 2007. In future years, if we fail to timely complete this assessment, or if we cannot obtain our Firm's report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

A decrease in the number of our suppliers could adversely affect our business.

        In 2007, our top-ten suppliers accounted for approximately 18% of the products we sold, and no supplier accounted for over 3.6% of our revenue. We expect to continue to rely on these suppliers to fulfill a substantial portion of our print orders in the future. These suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of these suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4™ which could affect our ability to obtain favorable pricing for our clients.

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

        Our transactional clients, which accounted for approximately 31%, 30% and 38% of our revenue in 2005, 2006 and 2007, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 69%, 70% and 62% of our revenue in 2005, 2006 and 2007, respectively, that generally have an open-ended duration. Most of these contracts, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

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

        Our revenues increased from $5.0 million in 2002 to $288.4 million in 2007, representing a compound annual growth rate of 97%. Between January 1, 2002 and December 31, 2007, the number of our employees and independent contractors increased from 21 to 567. Continued growth could place a significant strain on our ability to:

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

If we are unable to maintain PPM4™, demand for our services and our revenues could decrease.

        We rely heavily on PPM4™ to procure printed products for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of print buyers, the trends in the print industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

        In addition, we must protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events. Any software or hardware damage or failure that causes interruption or an increase in response time of PPM4™ could reduce client satisfaction and decrease usage of our services.

If the key members of our management team do not remain with us in the future, our business, operating results and financial condition could be adversely affected.

        Our future success will depend to a significant extent on the continued services of Steven Zuccarini, our Chief Executive Officer, Nicholas Galassi, our Chief Financial Officer, Kevin Harrell, our Executive Vice President of Sales, Eric Belcher, our Chief Operating Officer, and Neil Graver, our Chief Technology Officer. The loss of the services of any of these or other individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

        We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2005, 2006 and 2007, our revenue was $76.9 million, $160.5 million and $288.4 million, respectively, and our top-ten clients accounted for 46%, 47% and 41%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

We may not be able to identify suitable acquisition candidates, effectively integrate newly acquired businesses or achieve expected profitability from acquisitions.

        Part of our growth strategy is to increase our revenue and the markets that we serve through the acquisition of additional businesses. We are actively considering certain acquisitions and will likely consider others. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations, diversion of management's attention, risks of entering markets in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

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

        We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as new rules and regulations subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq Global Market, impose additional reporting and other obligations on public companies. We expect that continuing compliance with these public company requirements will increase our costs and make some activities more time-consuming. A number of those requirements will require us to carry out activities we have not done previously. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock may be volatile.

        The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in August 2006, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $10.10 on August 23, 2006 to a high of $18.69 on October 9, 2007.

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

  •
  investors' general perception of us; and

  •
  changes in general economic, industry and market conditions.

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

  •
  clients' business decisions regarding the quantities of printed products they purchase;

  •
  the number, timing and profitability of our print jobs, unanticipated contract terminations or print job postponements;

  •
  new product introductions and enhancements by our competitors;

  •
  changes in our pricing policies;

  •
  our ability to manage costs, including personnel costs; and

  •
  costs related to possible acquisitions of other businesses.

Because a limited number of stockholders control a significant amount of the voting power of our common stock, investors in the Company may not be able to determine the outcome of stockholder votes.

        Orange Media, LLC, an entity controlled by Elizabeth Kramer Lefkofsky, who is the wife of Eric P. Lefkofsky, and Richard A. Heise, Jr. beneficially owned and had the ability to exercise voting control over, in the aggregate, 16.7% of our outstanding common stock as of December 31, 2007. In addition, New Enterprise Associates 11, Limited Partnership and NEA Ventures 2005, Limited Partnership beneficially owned, and had the ability to exercise voting control over, in the aggregate, 14.8% of our outstanding common stock as of December 31, 2007. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

        Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to establish the preferred stock's voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power and dividend liquidation rights of the holders of common stock. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire, or discouraging a third party from acquiring, a majority of our outstanding voting stock or otherwise adversely affect the market price of our common stock. It is possible that we may need to raise capital through the sale of preferred stock in the future.

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

Properties

        Our principal executive offices are located in Chicago, Illinois. We also maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania and Missouri. We believe that our facilities are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from February 28, 2009 to December 1, 2015. As of December 31, 2007, we conducted our business from the following properties:

Location	Use
Chicago, Illinois	Corporate Headquarters
Carol Stream, Illinois	Business Development and Warehousing
New York, New York	Business Development and Warehousing
East Brunswick, New Jersey	Business Development and Warehousing
Roseville, California	Business Development
Monterey, California	Business Development and Warehousing
Grover Beach, California	Business Development
Irvine, California	Business Development and Warehousing
Santa Clara, California	Business Development
San Rafael, California	Business Development and Warehousing
Hilo, Hawaii	Business Development and Warehousing
Honolulu, Hawaii	Business Development
Wailuku, Hawaii	Business Development
Grand Rapids, Michigan	Business Development
Medina, Minnesota	Business Development and Warehousing
Plano, Texas	Business Development and Warehousing
Blue Bell, Pennsylvania	Business Development and Warehousing
Kansas City, Missouri	Business Development

Item 3.    Legal Proceedings

        We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol "INWK" since August 16, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

	High	Low
2006
Third Quarter (from August 16, 2006)	$12.58	$10.10
Fourth Quarter	$18.15	$11.68
2007
First Quarter	$16.52	$11.08
Second Quarter	$16.15	$11.68
Third Quarter	$17.23	$13.26
Fourth Quarter	$18.69	$13.26
2008
First Quarter (through March 13, 2008)	$16.20	$11.10

Holders

        As of March 13, 2008, there were 88 holders of record of our common stock. The holders of the common stock are entitled to one vote per share.

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

Securities Authorized For Issuance Under Equity Compensation Plans

        The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	4,592,001	$2.35	706,950	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	4,592,001	$2.35	706,950

(1)
Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)
Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)
There are no equity compensation plans in place not approved by our stockholders.

Recent Sales of Unregistered Securities

        None.

Use of Proceeds from Registered Securities

        In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. The offer and sale of the shares in the follow-on public offering were registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-1 (File No. 333-139881), which was declared effective by the Securities and Exchange Commission on January 18, 2007. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the offering were approximately $37.8 million. The offering net proceeds have been used to acquire and make strategic investments in complementary businesses and to fund general working capital and other general corporate expenses.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Consolidated Financial Data

        The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2003	2004	2005	2006	2007(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$16,229	$38,884	$76,870	$160,515	$288,431
Cost of goods sold	12,487	30,483	61,272	123,970	215,043

Gross profit	3,742	8,401	15,598	36,545	73,388
Selling, general and administrative expenses:
Commission expenses	577	1,788	3,492	8,801	16,571
General and administrative expenses	2,382	4,317	7,114	13,874	31,411

Total selling, general and administrative expenses	2,959	6,105	10,606	22,675	47,982
Depreciation and amortization	18	223	388	1,030	2,216

Income from operations	765	2,073	4,604	12,840	23,190
Other income (expense)	(86)	(124)	(29)	775	2,671
Minority interest income (expense)	(8)	(192)	58	—	—

Total other income (expense)	(94)	(316)	29	775	2,671

Income before income taxes	671	1,757	4,633	13,615	25,861
Income tax expense	—	—	—	(5,335)	(3,357)

Net income	671	1,757	4,633	8,280	22,504
Dividends on preferred shares	(176)	(462)	(762)	(1,409)	—

Net income applicable to common stockholders	$495	$1,295	$3,871	$6,871	$22,504

Net income per share of common stock:
Basic	$0.02	$0.04	$0.12	$0.22	$0.47
Diluted	$0.02	$0.04	$0.12	$0.21	$0.45
Shares used in per share calculations:
Basic	26,139	29,449	31,010	31,712	47,459
Diluted	26,139	29,449	32,707	39,372	49,964
Other data:
Enterprise clients(2)	14	46	69	92	116
Transactional clients(3)	294	593	667	2,228	4,584
Total clients(4)	308	639	736	2,320	4,700
Total print jobs(5)	2,002	6,972	10,736	21,960	69,069
Employees and independent contractors(6)	43	85	154	312	567

(1)
See note 7 of the Company's Notes to Consolidated Financial Statements for a discussion of the acquisitions made during 2007 and a presentation of 2006 and 2007 unaudited pro forma information, as if the acquisitions were completed as of January 1, 2006, for additional comparative information.

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

(6)
Reflects the number of employees and independent contractors as of the last day of the applicable period.

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(7)	$966	$1,476	$2,963	$20,613	$26,716
Working capital(7)	2,688	3,467	3,540	57,705	90,174
Total assets(7)	6,385	14,713	26,685	113,510	206,833
Line of credit(7)	—	678	2,924	—	—
Long-term debt	—	2,022	—	—	—
Capital leases	—	128	393	296	215
Convertible redeemable preferred shares(7)(8)	2,511	2,863	5,008	—	—
Total members' equity/stockholders' equity(7)(8)	320	91	1,252	81,455	147,445

(7)
In connection with our initial public offering in August 2006, we raised approximately $47.8 million, net of underwriting discounts, preference payments, dividend payments, professional fees, and repayment of outstanding indebtedness under our line of credit. In connection with our follow-on offering in January 2007, we raised approximately $37.8 million, net of underwriting discounts, commissions and offering related expenses.

(8)
In connection with our initial public offering all outstanding Class A Common Stock, and Class B, D, E Preferred Shares were converted to common shares.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly under the heading "Risk Factors."

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

        Our proprietary software applications and database, PPM4™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with the supplier that is optimally suited to meet the client's needs at a highly competitive price. Our procurement managers use PPM4™ to manage the print procurement process from end-to-end.

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

        We believe the opportunity exists to expand our business into new geographic markets. We also maintain offices in New York, New Jersey, California, Hawaii, Michigan, Missouri, Minnesota, Texas and Pennsylvania. Our objective is to continue to increase our sales in the major print markets in the United States. We intend to hire or acquire more account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States. For example, in March 2006 we entered into a strategic agreement to grant SNP Corporation Ltd. a non-exclusive, non-transferable license to use certain non-core applications of our software in China, Singapore and Hong Kong.

        We acquired Spectrum Printing Services in March 2007, Brown + Partners, Inc. in July 2007, Data Flow Media Systems, LP, Graphic Resource Group in October 2007 and Corporate Edge, Inc. in November 2007. Our results of operations for the year ended December 31, 2007 include the results of operations from Spectrum from March 1, 2007, Brown + Partners from July 1, 2007, Data Flow Media Systems and Graphic Resource Group from October 1, 2007 and Corporate Edge from December 1, 2007.

Recent Developments

        In March 2007, we acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, we established a strategic presence in the Southern California print market and added five additional sales executives and their corresponding production teams. The acquisition consideration for Spectrum Printing Services consisted of approximately $3.6 million in cash paid in 2007 and up to an additional $2.5 million subject to Spectrum Printing Services achieving specified EBITDA targets in 2007 and 2008.

        In July 2007, we acquired Brown + Partners, Inc., a provider of print management services based in suburban Philadelphia. The acquisition price consisted of approximately $564,000 in cash paid in July 2007 and up to an additional $5.0 million in cash payable contingent on the achievement of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009.

        In October 2007, we acquired Graphic Resource Group, Inc., a provider of print management services which include the procurement and production management of printed products, located in Minneapolis. The acquisition purchase price consisted of approximately $2.4 million in cash paid in October 2007 and up to an additional $2.8 million subject to Graphic Resource Group achieving specified EBITDA targets through September 30, 2010.

        In October 2007, we acquired Data Flow Media Systems, LP, a provider of print management services which includes the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Dallas, Texas. The acquisition purchase price consisted of approximately $3.4 million in cash paid in the fourth quarter of 2007 and up to an additional $3.0 million subject to Data Flow Media Systems achieving specified EBITDA targets through September 30, 2010.

        In December 2007, we acquired Corporate Edge, Inc., a national distributor of promotional products principally involved in the design, development and sale of corporate specialty items with locations in New York and New Jersey. As a result of the acquisition, we expanded our strategic presence in the New York area print market and added twenty-seven sales executives and their corresponding production teams. The aggregate purchase price was approximately $18.0 million, subject to certain adjustments, which was paid in December 2007. In addition, the former owners of Corporate Edge may receive up to $15.0 million in cash payable contingent on the achievement of certain performance measures by Corporate Edge prior to November 30, 2010.

Revenue

        We generate revenue through the sale of printed products to our clients. Our revenue was $76.9, $160.5 and $288.4 million in 2005, 2006 and 2007, respectively, reflecting growth rates of 97.7%, 108.8% and 79.7% in 2005, 2006 and 2007, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of December 31, 2006, we had 92 enterprise clients, and as of December 31, 2007 we had 116 enterprise clients. From our inception through December 31, 2007, we have served over 5,700 clients. For the years ended December 31, 2006 and 2007, enterprise clients accounted for 70% and 62% of our revenue, respectively, while transactional clients accounted for 30% and 38% of our revenue, respectively.

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

        Because we have made several acquisitions in recent years, comparing our revenue results from year to year is complex. In an effort to make it easier for investors to compare our results in different periods, we are providing revenue information on the current year acquisitions. During 2007, we made six strategic acquisitions, including Spectrum Printing Services, Brown + Partners, Inc., Inkchasers, Data Flow Media Systems, LP., Graphic Resource Group, Inc. and Corporate Edge, Inc. Adding these operations to our existing business contributed $31.8 million of revenue in 2007.

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

Cost of Goods Sold and Gross Profit

        Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2005, 2006 and 2007 was $15.6 million, $36.5 million and $73.4 million, respectively. We have early payment discount terms with several of our key suppliers. We have taken advantage of early payment terms on a more frequent basis in recent periods, thereby reducing our overall cost of goods sold as a percentage of revenue.

Operating Expenses and Income from Operations

        Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients. As a percentage of revenue, commissions were 4.5%, 5.5% and 5.7% in 2005, 2006 and 2007, respectively. Commission expense generally fluctuates based on the gross profit of the business. As the overall gross margin increased in 2007 to 25.4%, up from 22.8% in 2006, commission expense increased as well. This is a result of on an increase in business with transactional business up from 30% in 2006 to 38% in 2007.

        We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $1.6 million as of December 31, 2005, $1.1 million as of December 31, 2006 and $1.3 million as of December 31, 2007.

        Our general and administrative expenses consist mainly of compensation costs for our procurement managers and management team. Our general and administrative expenses also include compensation costs for our finance and support employees, corporate systems, accounting, legal, facilities and travel and entertainment expenses. In 2006 and 2007, we also incurred public company fees and expenses, including consulting fees for the implementation of Sarbanes-Oxley and the expense to maintain directors and officers' liability insurance. General and administrative expenses as a percentage of revenue were 9.3%, 8.6% and 10.9% in 2005, 2006 and 2007, respectively. The increase in general and administrative expenses as a percentage of revenue is due in large part to the addition of key personnel to sustain the infrastructure of our growing business, new personnel from acquisitions and expenses related to becoming Sarbanes-Oxley complaint.

        We agree to provide our clients with printed products that conform to the industry standard of a "commercially reasonable quality," and our suppliers in turn agree to provide us with products of the same quality. In addition, the quotes we execute with our clients include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations.

        We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was approximately $176,000, $314,000 and $300,000 in 2005, 2006 and 2007, respectively.

        Our income from operations for 2005, 2006 and 2007 was $4.6 million, $12.8 million and $23.2 million, respectively.

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

  Goodwill and Other Intangibles

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. Under SFAS No. 142, Goodwill and other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist, in accordance with the provisions of SFAS No. 142. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit's goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As of December 31, 2007, our goodwill balance was $30.5 million.

        SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Our intangible assets consist of customer lists, trade names, and non-compete agreements with account executives and are amortized on the straight-line basis. We believe the customer lists have ten to fifteen year useful lives, and we are amortizing the non-compete agreements over the terms of the agreements. As of December 31, 2007, the net balance of our intangible assets was $10.6 million.

  Stock-Based Compensation

        Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure requirements of Financial Accounting Standards Board (FASB) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, we will continue to account for non-vested equity awards outstanding at the date of adopting Statement 123(R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of our stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options.

        Between January 1, 2007 and December 31, 2007, we granted options to purchase 86,000 shares of our common stock. The estimated per share fair value of the shares underlying these option grants ranged from $12.57 to $18.69.

        Between January 1, 2006 and December 31, 2006, we granted options to purchase 1,362,050 shares of our common stock. The estimated per share fair value of the shares underlying these option grants ranged from $4.92 to $16.41.

        Between January 1, 2005 and December 31, 2005, we granted options to purchase 1,338,500 shares of our common stock. In August 2005, we engaged an independent valuation specialist to perform a retrospective valuation of our common stock as of November 30, 2004. On September 16, 2005, the valuation specialist delivered a report stating that the fair value of our common stock as of November 30, 2004 was $0.43 per share. Shortly after our receipt of the report, we used the valuation specialist's methodology to determine that the fair value of our common stock as of June 30, 2005 was $0.65 per share. In 2005, we used the valuation specialist's methodology to determine that the fair value of our common stock as of December 31, 2005 was $0.65 per share. Based on these determinations, we established an exercise price of no less than $0.65 per share for the options granted between June 30, 2005 and December 31, 2005. Using the valuation specialist's methodology, we valued our business as of June 30, 2005 and December 31, 2005 by calculating the present value of our future available cash flows at an appropriate rate. For purposes of estimating our future available cash flows, we made significant assumptions with respect to revenue growth rates, forecasted net income and debt-free future cash flow. We applied a 40% rate to calculate the present value of our future available cash flows based on the independent valuation specialist's determination that we were in our second stage, or "expansion" stage, of development. We also applied a 5% lack of marketability discount to our enterprise value, which took into account the fact that minority investments in private companies are less liquid than similar investments in publicly-traded companies. There is inherent uncertainty in these estimates.

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

        Effective January 1, 2006, we calculate compensation expense under SFAS No. 123(R) based on the Black-Scholes value of options at the time of grant and record compensation expense in equal amounts as the options vest.

        During 2007, we granted options to purchase a total of 86,000 shares of our common stock. The exercise price to purchase these shares was based on the market closing price on the grant date, which ranged from $12.57 to $18.69. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%; risk-free interest rates ranging from 4.38% to 5.05%; and expected life: 5 years.

        On March 1, 2006, we granted options to purchase 30,000 shares of our common stock. The estimated per share fair value of our common stock on the date of this option grant was $4.92. The basis for determining the estimated per share fair value was the contemporaneous arm's length negotiation of a transaction involving the sale of certain shares of our common stock to SNP. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%; risk-free interest rate: 4.63%; expected life: 5 years; exercise price: $4.92 per share; and fair market value: $4.92 per share.

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

        On August 16, October 11, and November 15, 2006 we granted options to purchase a total of 156,550 shares of our common stock. As these options were issued subsequent to the initial public offering, the exercise price to purchase these shares was based on the market closing price on the grant date, which was $9.00, $14.60, and $16.41, respectively. We estimated the Black-Scholes value of these options using the following assumptions: expected volatility: 33.5%, risk-free interest rate: 4.81%, 4.78%, and 4.62%, respectively; and expected life: 5 years.

        We recorded share based compensation expense of $561,470 and $1,061,582 in the years ended December 31, 2006 and 2007, respectively.

        As of December 31, 2006, and 2007 there were 5,479,367 and 4,592,001 options to purchase shares of our common stock outstanding. Of these outstanding options, 3,639,667 were vested and 1,839,700 were unvested as of December 31, 2006 and 3,316,627 were vested and 1,275,374 were unvested as of December 31, 2007.

        We believe that the per share fair value of our common stock increased from $0.65 as of December 31, 2005 to $9.00 as of August 16, 2006, the date of the initial public offering, as a result of several developments. The following developments, among others, were unexpected as of December 31, 2005 and therefore not considered in the estimate of the $0.65 per share fair value:

  •
  From January 1, 2006 to April 30, 2006, six Fortune 500 companies became enterprise clients. The addition of enterprise agreements and the prospect of additional capital from the initial public offering increased our revenue projections. From January 1, 2006 to April 30, 2006, our revenue increased more than 80% from the prior comparable period. In January 2006, we completed a Series E preferred round of financing at a purchase price of $4.92 per share, which provided $9.3 million of working capital. In April 2006, we entered into a strategic alliance with SNP to license a portion of our technology. This alliance included the sale of our common stock to SNP at a purchase price of $4.92 per share.

  •
  On May 31, 2006, we acquired Graphography Limited LLC, a provider of production management services, including print procurement and promotional services. In 2005, Graphography generated revenue of $23.8 million, representing 18.2% of our 2005 pro forma revenue. As a result of the acquisition, we established a significant presence in the New York market, which is the third largest print market in the United States. Graphography added two new significant enterprise clients, a Fortune 500 manufacturing and marketing company and a multi-billion dollar international beverage distributor, each of which would have been in our top five accounts based on revenue generated in 2005 on a pro forma basis. It also added more than 100 transactional clients, which expanded our pipeline of clients to which market our enterprise solution. In addition, we gained approximately 400 new suppliers that provide printing and promotional services to our existing clients. We also acquired three additional sales executives as well as two additional lead production managers, and their corresponding production teams, with significant expertise in the areas of direct mail and promotional products. The acquisition enabled us to populate our proprietary database with over 10,000 historical Graphography print jobs and quotes, increasing the size of our PPM4™ database by over 15% and enhancing our ability to identify optional pricing for our clients.

  •
  From May 8, 2006 to August 15, 2006, we gained three new enterprise clients, including two Fortune 500 companies, we executed jobs for 50 new transactional clients, including several Fortune 500 companies, and we hired five additional sales executives who brought significant customer relationships to us.

Results of Operations

        The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

Results of Operations

	Years ended December 31,
	2005	2006	2007
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	79.7	77.2	74.6

Gross profit	20.3	22.8	25.4
Selling, general and administrative expenses:
Commission expenses	4.5	5.5	5.7
General and administrative expenses	9.3	8.6	10.9

Total selling, general and administrative expenses	13.8	14.1	16.6
Depreciation and amortization	0.5	0.7	0.8

Income from operations	6.0	8.0	8.0
Other income (expense)	—	0.5	0.9
Minority interest income (expense)	0.1	—	—

Total other income (expense)	0.1	0.5	0.9

Income before income taxes	6.1	8.5	8.9
Income tax expense	—	(3.3)	(1.1)

Net income	6.1%	5.2%	7.8%

Comparison of years ended December 31, 2007 and 2006

  Revenue

        Our revenue increased by $127.9 million, or 79.7%, from $160.5 million in 2006 to $288.4 million in 2007. Our revenue growth reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $67.6 million, or 60.0%, from $112.6 million in 2006 to $180.2 million in 2007. As of December 31, 2007, we had 116 enterprise clients under contract compared to 92 enterprise clients under contract as of December 31, 2006. The increase in our enterprise business is the result of more deeply penetrating our existing enterprise accounts and adding new enterprise accounts during the year. Our revenue from transactional clients increased $60.3 million, or 125.8%, from $47.9 million in 2006 to $108.2 million in 2007. This increase in revenue is largely the result of our ongoing efforts to hire or acquire experienced sales executives with existing books of business, which helped, in turn, drive this transactional business growth. We increased our number of account executives by 68, or 44.4%, from 153 as of December 31, 2006 to 221 as of December 31, 2007. Additionally, a component of our revenue during 2007 came from the six acquisitions made during the year. Adding these operations to our existing business contributed $31.8 million of revenue in 2007.

  Cost of goods sold

        Our cost of goods sold increased by $91.1 million, or 73.5%, from $124.0 million in 2006 to $215.0 million in 2007. The increase reflects the revenue growth during 2007. Our cost of goods sold as a percentage of revenue decreased from 77.2% in 2006 to 74.6% in 2007. The decrease in cost of goods sold as a percentage of revenue is a result of our transactional business generating higher gross profit as 38% of our revenue was generated through transaction revenue in 2007 compared to 30% in 2006. Additionally, we have cash discount terms for early payment with many of our suppliers, which we utilized, thereby reducing our cost of goods sold.

  Gross Profit

        Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 22.8% in 2006 to 25.4% in 2007. The increase is the result of a greater percentage of our revenue coming from transactional business during 2007, which typically has higher gross margins, as well as early pay discounts with many of our key suppliers.

  Selling, general and administrative expenses

        Commission expense increased by $7.8 million, or 88.3%, from $8.8 million in 2006 to $16.6 million in 2007. As a percentage of revenue, commission expense increased from 5.5% in 2006 to 5.7% in 2007. The increase is a result of a higher percentage of our revenue being generated from transactional business, which typically results in higher commission expense to the sales executives.

        General and administrative expense increased by $17.5 million, or 126.4%, from $13.9 million in 2006 to $31.4 million in 2007. General and administrative expense increased as a percentage of revenue from 8.6% in 2006 to 10.9% in 2007. The increase is primarily due to an increase in salaries and benefits as a percentage of revenue, which increased from 5.2% in 2006 to 6.6% in 2007. This increase is a result of continuing to invest in key personnel dedicated to the growth of the business, including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions. Lastly, our professional fees increased in legal and accounting to become Sarbanes-Oxley compliant.

  Depreciation and amortization

        Depreciation and amortization expense increased by $1.2 million, or 115.1%, from $1.0 million in 2006 to $2.2 million in 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1 during 2007. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

  Income from operations

        Income from operations increased by $10.3 million, or 80.6%, from $12.8 million in 2006 to $23.2 million in 2007. As a percentage of revenue, income from operations was consistent in 2006 and 2007.

  Other income and expense

        Other income and expense increased $1.9 million from $775,000 in 2006 to $2.7 million in 2007. The significant increase is due to an increase in interest income from $949,000 in 2006 to $2.3 million in 2007. The increase in interest income is largely the result of the capital raised in connection with our initial public offering and follow-on offering. As a result of the initial public offering completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. As a result of the follow-on offering completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions and offering related expenses, of approximately $37.8 million. These proceeds were used to fund acquisitions, with a portion invested in money market funds and auction-rate securities.

  Provision for income taxes

        Provision for income taxes decreased by $2.0 million from $5.3 million in 2006 to $3.4 million in 2007. For the year ended December 31, 2006, the provision for federal and state income taxes was $5.3 million, resulting in an effective tax rate of 39.2%. For the year ended December 31, 2007, the provision for federal and state income taxes was $3.4 million, resulting in an effective tax rate of 13.0%. The decrease in effective tax rate is the result of the reversal of the $6.6 million valuation allowance recorded initially in January 2006. Periodically, we review the continuing need for the valuation allowance based on the factors existing at the time of review. We evaluated this valuation allowance as of December 31, 2007 and determined that the full valuation allowance is no longer needed.

        In 2006, we used $40 million of the $50 million we received in exchange for the issuance of our Series E preferred stock to redeem Class A common shares held by our existing stockholders in connection with our conversion from a limited liability company to a corporation. The cash distribution was taxable to our stockholders and because the redemption was done when the company was an LLC, it resulted in a $34.0 million step-up in the basis of our assets for tax purposes. As a result of the $34.0 million step-up, we recognized a deferred tax asset of $13.2 million, for which we recorded a valuation allowance of $6.6 million and a corresponding net increase to additional paid in capital of $6.6 million. This valuation allowance of $6.6 million reversed as a result of the evaluation performed during the fourth quarter of 2007.

  Net income

        Net income increased by $14.2 million, or 171.8%, from $8.3 million in 2006 to $22.5 million in 2007. Net income as a percentage of revenue increased from 5.2% in 2006 to 7.8% in 2007. The increase in pretax income as a percentage of revenue is largely a result of improved gross profit margins partially offset by an increase in general and administrative expenses as a percentage of revenue.

Comparison of years ended December 31, 2006 and 2005

  Revenue

        Our revenue increased by $83.6 million, or 108.8%, from $76.9 million in 2005 to $160.5 million in 2006. Our revenue growth reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $59.8 million, or 113.4%, from $52.8 million in 2005 to $112.6 million in 2006. As of December 31, 2006, we had 92 enterprise clients under contract compared to 69 enterprise clients under contract as of December 31, 2005. Our revenue from transactional clients increased $23.8 million, or 98.8%, from $24.1 million in 2005 to $47.9 million in 2006. This increase in revenue is largely the result of our ongoing efforts to hire or acquire experienced sales executives with existing books of business, which helped drive transactional business growth. We increased our number of account executives by 67, or 77.9%, from 86 as of December 31, 2005 to 153 as of December 31, 2006.

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

  Depreciation and amortization

        Depreciation and amortization expense increased by $642,000, or 165.5%, from $388,000 in 2005 to $1.0 million in 2006. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1 during 2006. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our purchase of the remaining 49% ownership interest in Insight in March 2005 and our purchase of Graphography in May 2006 and Applied Graphics in October 2006.

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

  Quarterly Results of Operations

        The following table represents unaudited statement of operations data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Mar. 31, 2006	Jun. 30, 2006(1)	Sept. 30, 2006(2)	Dec. 31, 2006(3)	Mar. 31, 2007(4)	Jun. 30, 2007	Sept. 30, 2007(5)	Dec. 31, 2007(6)
	(unaudited) (in thousands, except per share amounts)
Revenue	$22,435	$35,142	$41,785	$61,153	$58,936	$67,307	$72,150	$90,038
Gross profit	4,512	7,076	9,545	15,412	14,406	17,226	18,344	23,412
Net income	826	1,719	2,367	3,368	2,662	3,821	4,027	11,994
Net income per share of common stock:
Basic	$0.01	$0.05	$0.06	$0.08	$0.06	$0.08	$0.08	$0.25
Diluted	$0.01	$0.04	$0.05	$0.07	$0.05	$0.08	$0.08	$0.24

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

(4)
The Company acquired Spectrum Printing Services in March 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning March 1, 2007.

(5)
The Company acquired Brown + Partners, Inc. in July 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning July 1, 2007.

(6)
The Company acquired Data Flow Media Systems, LP and Graphic Resource Group, Inc. in October 2007 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning October 1, 2007. The Company acquired Corporate Edge in December 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning December 1, 2007.

Impact of Inflation

        We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2005, 2006 or 2007.

Liquidity and Capital Resources

        Prior to our initial public offering in August 2006, we financed our operations through private sales of common and preferred equity, bank loans and internally generated positive cash flow. In connection with our initial public offering, we raised approximately $47.8 million net of underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit. In addition, as a result of the follow-on offering completed in January 2007, we raised approximately $37.8 million, net of underwriting discounts, commissions and offering related expenses.

        At December 31, 2007, we had $44.7 million of cash, cash equivalents and marketable securities. Our marketable securities include auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of December 31, 2007. We continue to believe that the credit quality of these securities is high. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

        Operating Activities.    Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the year ended December 31, 2007 was $8.1 million and primarily reflected net income of $22.5 million offset by $2.1 million of non-cash items and $12.3 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $19.6 million due to revenue growth with an increase in accounts payable of only $13.1 million due to our decision to take advantage of discount opportunities with many of our suppliers by accelerating payments.

        In 2006, cash used in operating activities was $9.7 million and primarily reflected net income of $8.3 million and $2.8 million of non-cash items, offset by $20.8 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $21.7 million due to revenue growth with an increase in accounts payable of only $4.5 million due to our decision to take advantage of discount opportunities with many of our suppliers by accelerating payments.

        Investing Activities.    Cash used in investing activities in 2007 of $44.2 million was attributable to purchases of marketable securities of $7.9 million with a portion of the net proceeds received from our follow-on offering, cash paid for acquisitions of $33.9 million and capital expenditures of $2.4 million.

        In 2006, cash used in investing activities of $22.1 million was attributable to purchases of marketable securities of $10 million with a portion of the net proceeds received from our initial public offering, cash paid for acquisitions of $10.7 million and capital expenditures of $1.4 million.

        Financing Activities.    Cash provided by financing activities in 2007 of $42.3 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts, commissions and offering related expenses, of approximately $37.8 million and the tax benefit of stock options exercised of $4.6 million, offset slightly by approximately $0.1 million in principal payments made on capital lease obligations.

        In 2006, cash provided by financing activities of $49.5 million was primarily attributable to the net proceeds received from our initial public offering, after underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under the line of credit, of approximately $47.8 million and the proceeds received from our Series E round of financing, net of the subsequent $40 million share repurchase, of approximately $10.0 million.

        We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of December 31, 2006 and 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

        We anticipate that our operating expenses will constitute a material use of cash. In addition, we may continue to utilize cash to fund acquisitions or strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that the net proceeds from the follow-on public offering we closed in January 2007, together with our available cash, cash equivalents and marketable securities and amounts available under our line of credit, should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

        As of December 31, 2007, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	241	85	156	—	—
Operating lease obligations	16,121	3,344	6,119	3,903	2,755
Total	$16,362	$3,429	$6,275	$3,903	$2,755

        This table does not include contingent obligations related to any acquisitions. See "Recent Developments."

Off-Balance Sheet Arrangements

        We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by us in the first quarter of our fiscal year 2008. We are is currently evaluating the potential impact of adopting SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us in the first quarter of 2008. We are currently determining whether fair value accounting is appropriate for any of our eligible items and cannot estimate the impact, if any, which SFAS 159 will have on our consolidated results of operations and financial condition.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires Companies to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired, assets and liabilities arising from contingencies, defining a purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. We will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009. We are currently evaluating what impact, if any, SFAS 141(R) will have on our consolidated financial statements.

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

  Interest Rate Risk

        We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit, effective July 1, 2007, has a term of one year and will mature on June 30, 2008. The line of credit was unused as of December 31, 2007. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

        Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of all of our investments as of December 31, 2007 was less than three months. Due to the short-term nature of our investments, we believe that there is no material exposure.

        We do not use derivative financial instruments for speculative trading purposes.

Item 8.    Financial Statements and Supplementary Data

MANAGEMENT'S ASSESSMENT OF
INTERNAL CONTROL OVER FINANCIAL REPORTING

        The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

        The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that:

i.
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

        There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, the effectiveness of internal controls may vary over time.

        Management assessed the design and effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control—Integrated Framework. On December 1, 2007, the Company acquired Corporate Edge, Inc. Consistent with published guidance of the Securities and Exchange Commission, the Company excluded Corporate Edge from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The total assets from the Corporate Edge acquisition represented approximately 12% of the related consolidated financial statements as of and for the year ended December 31, 2007. The total revenue and net income related to the acquisition were immaterial to the consolidated financial statements for the year ended December 31, 2007.

        Based on management's assessment using those criteria, as of December 31, 2007, management believes that the Company's internal controls over financial reporting are effective.

        Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2007, 2006 and 2005 and the Company's internal control over financial reporting as of December 31, 2007. Their reports are presented on the following pages. The independent registered public accountants and internal auditors advise management of the results of their audits, and make recommendations to improve the system of internal controls. Management evaluates the audit recommendations and takes appropriate action.

InnerWorkings, Inc.
March 14, 2008

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of InnerWorkings, Inc.

        We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity/members' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2)). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in comformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 14, 2008

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
of InnerWorkings, Inc.

        We have audited InnerWorkings, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Assessment of Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Corporate Edge, Inc, which is included in the December 31, 2007 consolidated financial statements of InnerWorkings, Inc. and constituted approximately 12% of total assets as of December 31, 2007. The total revenue and net income related to the acquisition were immaterial to the consolidated financial statements for the year ended December 31, 2007. Our audit of internal control over financial reporting of InnerWorkings, Inc. also did not include an evaluation of the internal control over financial reporting of Corporate Edge, Inc.

        In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity/members' equity, and cash flows for each of the three years in the period ended December 31, 2007 of InnerWorkings, Inc. and our report dated March 14, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL
March 14, 2008

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$20,612,944	$26,716,239
Marketable securities	9,979,755	17,975,000
Accounts receivable, net of allowance for doubtful accounts of $1,343,294 in 2007 and $378,943 in 2006	44,990,964	77,280,954
Unbilled revenue	4,691,546	12,432,916
Inventories	2,080,257	5,455,083
Prepaid expenses	5,538,998	6,653,493
Advances to related parties	66,374	11,931
Deferred income taxes	314,538	266,625
Other current assets	1,263,411	2,621,990

Total current assets	89,538,787	149,414,231
Property and equipment, net	2,801,859	5,468,597
Intangibles and other assets:
Goodwill	9,738,559	30,522,709
Intangible assets, net of accumulated amortization of $1,511,698 in 2007 and $625,787 in 2006	6,531,191	10,632,761
Deposits	203,337	366,850
Investment	125,000	125,000
Deferred income taxes	4,537,193	10,278,685
Other assets	33,978	24,397

	21,169,258	51,950,402

Total assets	$113,509,904	$206,833,230

Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$24,016,249	$46,017,853
Advances from related parties	182,604	103,322
Due to seller	1,621,000	—
Current maturities of capital lease obligations	74,494	67,503
Customer deposits	1,949,822	6,203,377
Other liabilities	777,513	1,737,622
Deferred revenue	239,247	—
Accrued expenses	2,972,776	5,110,993

Total current liabilities	31,833,705	59,240,670
Capital lease obligations, less current maturities	221,685	147,481

Total liabilities	32,055,390	59,388,151
Stockholders' equity:
Common stock, par value $0.00001 per share, 47,982,760 and 44,014,319 shares were issued and outstanding as of December 31, 2007 and 2006, respectively	440	480
Additional paid-in capital	120,432,502	163,854,365
Treasury stock at cost	(40,000,000)	(40,000,000)
Accumulated other comprehensive income (loss)-unrealized gain (loss) on marketable securities	(20,245)	44,343
Retained earnings	1,041,817	23,545,891

Total stockholders' equity	81,454,514	147,445,079

Total liabilities and stockholders' equity	$113,509,904	$206,833,230

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2005	2006	2007
Revenue	$76,869,586	$160,514,987	$288,431,279
Cost of goods sold	61,271,453	123,968,796	215,043,482

Gross profit	15,598,133	36,546,191	73,387,797
Operating expenses:
Selling, general, and administrative expenses	10,605,248	22,675,423	47,981,962
Depreciation and amortization	387,911	1,029,968	2,215,543

Income from operations	4,604,974	12,840,800	23,190,292
Other income (expense):
Interest income	78,627	949,036	2,266,515
Interest expense	(98,128)	(168,784)	(56,260)
Minority interest	58,244	—	—
Other, net	(9,580)	(5,242)	460,861

Total other income	29,163	775,010	2,671,116

Income before taxes	4,634,137	13,615,810	25,861,408
Income tax expense	—	5,335,374	3,357,334

Net income	4,634,137	8,280,436	22,504,074
Dividends on preferred shares	(761,825)	(1,408,740)	—

Net income applicable to common shareholders	$3,872,312	$6,871,696	$22,504,074

Basic earnings per share	$0.12	$0.22	$0.47
Diluted earnings per share	$0.12	$0.21	$0.45

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholder's Equity

	Common A		Class B Preferred		Series E Preferred		Common Stock		Treasury Stock				Accumulated Other Comprehensive Gain (Loss)
											Member Receivable	Additional Paid-In Capital		Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2005	29,521,375	528,591	937,500	750,000	—	—	—	—	—	—	(188,469)	—	—	(999,056)	91,066
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	4,634,137	4,634,137
Shares issued	200,000	160,000	—	—	—	—	—	—	—	—	—	—	—	—	160,000
Shares granted—expensed	175,000	87,500	—	—	—	—	—	—	—	—	—	—	—	—	87,500
Shares issued in connection with preferred Series D investment	450,000	279,000	—	—	—	—	—	—	—	—	—	—	—	—	279,000
Shares issued upon conversion of preferred Series C	1,580,000	1,580,000	—	—	—	—	—	—	—	—	—	—	—	—	1,580,000
Options issued in connection with Insight purchase	—	—	—	—	—	—	—	—	—	—	—	46,500	—	—	46,500
Preferred Series D dividends (since February 2005 amendment)	—	—	—	—	—	—	—	—	—	—	—	—	—	(526,667)	(526,667)
Preferred Series D accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(69,751)	(69,751)
Preferred Series C dividends	—	—	—	—	—	—	—	—	—	—	—	—	—	(135,783)	(135,783)
Distributions on Common A	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,815,104)	(4,815,104)
Preferred Series B dividends	—	—	—	20,625	—	—	—	—	—	—	—	—	—	(99,375)	(78,750)

Balance at December 31, 2005	31,926,375	$2,635,091	937,500	$770,625	—	—	—	—	—	—	$(188,469)	$46,500	—	$(2,011,599)	$1,252,148
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,280,436	8,280,436
Other comprehensive income:									—
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(20,245)		(20,245)
Total other comprehensive income									—				(20,245)
Total comprehensive income									—						8,260,191
Issuance of Series E Preferred shares	—	—	—	—	10,167,730	49,305,973	—	—	—	—	—	—	—	—	49,305,973
Issuance of Common A shares	254,065	1,250,000	—	—	—	—	—	—	—	—	—	—	—	—	1,250,000
Exercise of stock options	202,833	110,717	—	—	—	—	—	—	—	—	—	—	—	—	110,717
Repurchase of Common A shares	(8,134,184)	—	—	—	—	—	—	—	8,134,184	(40,000,000)	—	—	—	—	(40,000,000)
Conversion to C Corp	—	—	—	—	—	—	—	—	—	—	—	(2,011,599)	—	2,011,599	—
Tax benefit derived from stock option exercises	—	—	—	—	—	—	—	—	—	—	—	370,213	—	—	370,213
Record tax basis intangible resulting from share purchase	—	—	—	—	—	—	—	—	—	—	—	6,603,203	—	30,807	6,634,010
Repayment of member receivable	—	—	—	—	—	—	—	—	—	—	188,469	—	—	—	188,469
Preferred Series D accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(167,031)	(167,031)
Initial public offering proceeds	—	—	—	—	—	—	7,060,000	71	—	—	—	55,811,303	—	—	55,811,374
Preference payments on preferred shares	—	—	—	—	—	—		—	—	—	—	—	—	(5,500,000)	(5,500,000)
Preferred Series B and E dividends	—	—	—	(20,625)	—	—		—	—	—	—	—	—	(1,408,740)	(1,429,365)
Distributions on Common A shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(193,655)	(193,655)
Stock based compensation expense	—	—	—	—	—	—		—	—	—	—	561,470	—	—	561,470
Conversion of Preferred Series D	—	—	—	—	—	—	1,600,000	16				4,999,984			5,000,000
Conversion to Common Stock	(24,249,089)	(3,995,808)	(937,500)	(750,000)	(10,167,730)	(49,305,973)	35,354,319	353	—	—	—	54,051,428	—	—	—

Balance at December 31, 2006	—	$—	—	$—	—	$—	44,014,319	$440	8,134,184	$(40,000,000)	$—	$120,432,502	$(20,245)	$1,041,817	$81,454,514
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	22,504,074	22,504,074
Other comprehensive income:	—	—	—	—	—	—					—
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	64,588	—	64,588

Total other comprehensive income													64,588		64,588
Total comprehensive income															22,568,662
Proceeds from sale of public offering	—	—	—	—	—	—	3,000,000	30	—	—	—	37,127,313	—	—	37,127,343
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	968,441	10	—	—	—	624,756	—	—	624,766
Tax benefit dervied from stock option exercies	—	—	—	—	—	—	—	—	—	—	—	4,608,212	—	—	4,608,212
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,061,582	—	—	1,061,582

Balance at Decmber 31, 2007	—	$—	—	$—	—	$—	47,982,760	$480	8,134,184	$(40,000,000)	$—	$163,854,365	$44,343	$23,545,891	$147,445,079

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2006	2007
Cash flows from operating activities
Net income	$4,634,137	$8,280,436	$22,504,074
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Minority interest	(58,244)	—	—
Deferred income taxes	—	883,483	(5,700,010)
Noncash stock compensation expense	87,500	561,470	1,061,582
Depreciation and amortization	387,911	1,029,968	2,215,543
Bad debt provision	176,392	314,172	299,706
Deferred financing expense	9,580	9,581	9,581
Change in assets, net of acquisitions:
Accounts receivable	(4,817,655)	(21,705,153)	(19,589,734)
Unbilled revenue	(1,080,325)	(1,163,217)	(7,741,370)
Inventories	—	(429,847)	(925,966)
Prepaid expenses and other	(3,346,286)	(1,191,010)	2,657,455
Change in liabilities, net of acquisitions:
Accounts payable	4,879,117	4,519,009	13,059,337
Advances (repayment) to related parties	(208,189)	159,201	(24,838)
Customer deposits	43,568	(2,888,180)	3,903,062
Accrued expenses and other	51,148	1,916,727	(3,672,817)

Net cash provided by (used in) operating activities	758,654	(9,703,360)	8,055,605
Cash flows from investing activities
Purchases of property and equipment	(1,005,447)	(1,381,523)	(2,431,804)
Purchases of marketable securities	—	(10,000,000)	(7,930,657)
Investment in Echo	(125,000)	—	—
Purchase of customer list	(37,500)	—	—
Payments for acquisitions, net of cash acquired	—	(10,741,738)	(33,868,975)

Net cash used in investing activities	(1,167,947)	(22,123,261)	(44,231,436)
Cash flows from financing activities
Net borrowings (repayments) of note payable, bank	2,245,357	(6,971,569)	—
Repayment of member receivable	—	188,469	—
Principal payments on capital lease obligations	(58,908)	(111,475)	(81,195)
Payment of distributions	(1,611,690)	(3,330,654)	—
Payment of dividends on preferred shares	(838,517)	(1,646,136)	—
Preference payments on preferred shares	—	(5,500,000)	—
Issuance of shares	2,160,000	106,477,977	37,752,109
Payments for share repurchase	—	(40,000,000)	—
Tax benefit of stock options exercised	—	370,213	4,608,212

Net cash provided by financing activities	1,896,242	49,476,825	42,279,126

Increase in cash and cash equivalents	1,486,949	17,650,204	6,103,295
Cash and cash equivalents, beginning of year	1,475,791	2,962,740	20,612,944

Cash and cash equivalents, end of year	$2,962,740	$20,612,944	$26,716,239

Supplemental disclosure of cash flow information
Cash paid during the year for interest	71,300	168,784	56,260
Cash paid for income taxes	—	3,060,718	4,263,621
Non-cash investing activity
Settlement of advances to related parties as part of acquisition	313,438	—	—
Issuance of options in connection with Insight acquisition	46,500	—	—
Purchase of furniture and equipment with capital lease	323,591	—	—
Purchase payments accrued for CoreVision acquisition	—	1,436,000	—
Purchase payments accrued for Applied Graphics acquisition	—	185,000	—
Non-cash financing activity
Unrealized gain on available for sale investments	—	(20,245)	64,588

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1. Description of the Business

        InnerWorkings, Inc. (the Company) is a leading provider of print procurement services to large and middle market companies in the United States. The Company's services range from procuring, purchasing and delivering print products in individual transactions through a competitive bid process to offering comprehensive outsourced enterprise solutions.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of InnerWorkings, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

        As of December 31, 2007 and 2006, the carrying value of the Company's financial instruments, which consist of cash and cash equivalents, marketable securities, including auction-rate securities, accounts receivable, and accounts payable, approximate their fair values due to their short maturities or other factors.

Revenue Recognition

        Revenue is recognized when title transfers, which occurs when the product is shipped either from a third party to the customer or shipped directly from our warehouse to the customer. Unbilled revenue

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

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

Marketable Securities

        The Company's marketable securities include auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities the Company holds. Substantially all of the Company's auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of December 31, 2007. The Company continues to believe that the credit quality of these securities is high. To date, the Company has collected all interest payable on all of its auction-rate securities when due and expects to continue to do so in the future. The Company understands that issuers and financial markets are working on alternatives that may improve liquidity, although it is not yet clear when or if such efforts will be successful. The Company expects that it will receive payment of the full principal associated with these auction-rate securities. While the recent auction failures will limit the Company's ability to liquidate these investments for some period of time, it does not believe the auction failures will materially impact its ability to fund its working capital needs, capital expenditures or other business requirements.

        The Company has classified this investment as "available for sale" under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Accordingly, the short-term investment is reported at fair value, with any related unrealized gains and losses included as a separate component of stockholders' equity. Realized gains and losses and interest and dividends are included in interest income.

Accounts Receivable

        Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices past due 90 days are considered delinquent. Interest is not accrued on outstanding balances.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The carrying amount of accounts receivable is reduced by an allowance that reflects management's best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.

Inventories

        Inventories are stated at the lower of cost or market. Cost is determined by first-in, first-out method, and represents the lower of replacement cost or estimated realizable value. Inventories consist of purchased finished goods.

Property and Equipment

        Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 years
Furniture and fixtures	5 years

        Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

Internal Use Software

        The Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2005, 2006 and 2007 was $110,053, $321,524 and $730,638. At December 31, 2006 and 2007, the net book value of internal use software costs were $1,389,271 and $2,515,983, respectively.

Goodwill and Other Intangibles

        Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. For goodwill impairment test purposes, the Company has one reporting unit. The Company evaluates the recoverability of goodwill using a two-step impairment test. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2007 analysis performed, no impairment charges are required.

        The following is a summary of the goodwill balance as of December 31:

Balance as of December 31, 2005	$352,954
Goodwill acquired related to 2006 acquisitions	9,385,605

Balance as of December 31, 2006	$9,738,559
Goodwill acquired related to 2007 acquisitions	14,686,099
Finalization of purchase accounting for 2006 acquisitions	6,098,051

Balance as of December 31, 2007	$30,522,709

        SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the Company evaluates the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. The Company's intangible assets consist of customer lists, trade names and noncompete agreements, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately 14 years, four years and five years, respectively.

        Following is a summary of the intangible assets as of December 31:

	2006	2007	Weighted- Average Life
Customer lists	$6,245,978	$11,082,459	13.4 years
Noncompete agreements	521,000	672,000	4.5 years
Trade names	390,000	390,000	4 years

	7,156,978	12,144,459
Less accumulated amortization	(625,787)	(1,511,698)

Intangible assets, net	$6,531,191	$10,632,761

        Amortization expense related to these intangible assets was $138,360, $389,076 and $885,860 for the years ended December 31, 2005, 2006 and 2007, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

        The estimated amortization expense for the next five years is as follows:

2008	$1,082,072
2009	1,023,063
2010	986,588
2011	904,963
2012	873,463
Thereafter	5,762,612

$10,632,761

Shipping and Handling Costs

        Shipping and handling costs are classified in cost of sales in the consolidated statements of operations.

Investment

        Investment consists of an investment in an affiliated company that the Company does not control and does not have the ability to exercise significant influence over such affiliated companies' operations and financial policies. This investment is accounted for using the cost method.

Income Taxes

        Through December 31, 2005, the Company was treated as a partnership for federal income tax purposes. Federal taxes were not payable by or provided for the Company. Members were taxed individually on their share of the Company's earnings.

        On January 3, 2006, as discussed in Note 7, the Company converted from an LLC to a "C" corporation. As a result of this conversion, the Company now accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS No. 109), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As the date of the adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized for the year ended December 31, 2007.

        Based on the Company's evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2. Summary of Significant Accounting Policies (Continued)

years ended December 31, 2006 and 2007, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007.

Advertising

        Costs of advertising, which are expensed as incurred by the Company, were $81,298, $134,091 and $175,337 for each of the years ended December 31, 2005, 2006, and 2007, respectively.

Stock-Based Compensation

        Prior to January 1, 2006, the Company accounted for stock-based employee compensation arrangements in accordance with provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complied with the disclosure requirements of Financial Accounting Standards Board (FASB) No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB Statement No. 123. To value option grants prior to January 1, 2006, the Company used the minimum value method. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, the Company continues to account for nonvested equity awards outstanding at the date of adopting Statement 123(R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. As of December 31, 2006, all options granted under APB No. 25 had exercise prices which were equal to or exceeded fair value on the date of the grant and therefore no compensation expense was recorded.

        The Company issued 1,362,050 and 86,000 options during the years ended December 31, 2006 and 2007, respectively. In addition, on November 26, 2007, the Company issued a grant of 50,500 shares of restricted shares to employees. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $561,470 and $1,061,582, including $19,933 in compensation expense related to restricted stock options, for the year ended December 31, 2006 and 2007, respectively.

        As a result of adopting FAS 123(R) in fiscal 2006, the Company's income before taxes and net income for the year ended December 31, 2006 are $511,677 and $309,565 lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the year ended December 31, 2006 are $0.01 lower, than if the Company had continued to account for share-based compensation under APB No. 25.

        The following assumptions were utilized in the valuation for options granted in 2006 and 2007:

	2006	2007
Dividend yield	—%	—%
Risk-free interest rate	4.62%-5.02%	4.38%-5.05%
Expected life	5 years	5 years
Volatility	33.5%	33.5%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3. Property and Equipment

        Property and equipment at December 31, 2006 and 2007 consisted of the following:

	2006	2007
Computer equipment	$560,566	$1,099,011
Software, including internal use software	1,848,671	3,968,821
Furniture and fixtures	1,098,977	1,980,663
Leasehold improvements	230,599	632,275

	3,738,813	7,680,770
Less accumulated depreciation	936,954	2,212,173

	$2,801,859	$5,468,597

        Depreciation expense was $238,278, $640,892, and $1,329,683, for the years ended December 31, 2005, 2006, and 2007, respectively. Depreciation expense includes amortization of office furniture under capital leases of $70,254 for the years ended December 31, 2006 and 2007.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

4. Outstanding Line of Credit

        The Company has a $20.0 million line of credit with JPMorgan Chase Bank, N.A, which expires on June 30, 2008. Outstanding borrowings are collateralized by substantially all of the Company's assets and are limited to 80% of the book value of the eligible accounts receivable. During 2006, the outstanding line of credit balance on the date of initial public offering of $1,065,832 was paid off in August 2006 in connection with the Company's initial public offering. Interest payments of approximately $44,000 and $139,000 were made during 2005 and 2006, respectively with interest payable at the monthly prime rate ranging from 5.25% to 7.25% for the year ended December 31, 2005 and 7.25% to 8.25% from January through August 2006. The Company had no outstanding borrowings under their line of credit as of December 31, 2006 and 2007 and had $20.0 million available as of December 31, 2006 and 2007.

5. Commitments and Contingencies

Lease Commitments

        During 2007, the Company assumed contractual operating lease obligations through acquisitions, which consisted primarily of building operating leases. The Company also has various capital leases that are collateralized by the respective underlying assets for furniture and fixtures that may be purchased for a nominal amount upon expiration of the leases at various dates through December 2010. Monthly payments range from $580 to $6,516. The cost and accumulated depreciation of the capital leases included in furniture and fixtures at December 31, 2007 was $491,779 and $188,962, respectively. Amortization of the related assets is included in depreciation and amortization in the accompanying statements of income.

        The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2005, 2006, and 2007 was $360,627, $828,923, and $2,275,497, respectively.

        Minimum annual rental payments are as follows:

	Capital Leases	Operating Leases
2008	$85,156	$3,344,116
2009	84,576	3,330,326
2010	71,680	2,789,025
2011	—	2,291,273
2012	—	1,612,166
Thereafter	—	2,754,304

Total minimum lease payments	241,412	$16,121,210

Less amounts representing interest	26,428

	$214,984

6. Income Taxes

        On January 3, 2006, the Company converted from an LLC to a "C" corporation. As a result of this conversion, the Company now accounts for income taxes in accordance with SFAS No. 109,

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

Accounting for Income Taxes (SFAS No. 109), under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. As a result of the $40,000,000 share redemption occurring in January 2006 (see note 14), and as the Company redeemed the shares as a LLC, the tax basis of the Company increased resulting in the recognition of a deferred tax asset of $13,200,000, for which a valuation allowance of $6,600,000 was recorded with a corresponding net increase to additional paid in capital of $6,600,000. Annually, the Company reviews the continuing need for the valuation allowance based on the factors existing at the time of review. The Company evaluated this valuation allowance as of December 31, 2007 and as it was more likely than not that their existing deferred tax assets would be fully realized, the valuation allowance was reduced to zero.

        The provision for income taxes consisted of the following components for the years ended December 31, 2006 and 2007:

	Year Ended December 31,
	2006	2007
Current
Federal	$3,586,383	$7,701,037
State	865,508	1,356,307

Total current	4,451,891	9,057,344
Deferred
Federal	755,817	(4,960,814)
State	127,666	(739,196)

Total deferred	883,483	(5,700,010)

Income tax expense	$5,335,374	$3,357,334

        The provision for income taxes for the years ended December 31, 2006 and 2007 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2006	2007
Tax expense at U.S. federal income tax rate	$4,629,375	$9,051,493
State income taxes, net of federal income tax effect	655,495	1,039,314
Reversal of valuation allowance	—	(6,603,184)
Nondeductible (benefit) expenses and other	50,504	(130,289)

Income tax expense	$5,335,374	$3,357,334

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6. Income Taxes (Continued)

        At December 31, 2006 and 2007, the Company's deferred tax assets and liabilities consisted of the following:

	December 31,
	2006	2007
Current deferred tax assets:
Reserves and allowances	$432,758	$660,366
Other	6,772	17,193

Total current deferred tax assets	439,530	677,559
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	12,390,125	11,513,634
Less: Valuation allowance	(6,603,184)	—
Net operating loss carryforward	343,541	325,507
Stock options	219,062	582,448

Total noncurrent deferred tax assets	6,349,544	12,421,589

Total deferred tax assets	6,789,074	13,099,148

Total current deferred tax liability:
Prepaid & other expenses	(124,992)	(410,934)
Noncurrent deferred tax liabilities:
Fixed assets	(600,453)	(1,112,794)
Intangible assets	(1,211,898)	(1,030,110)

Total noncurrent deferred tax liabilities	(1,812,351)	(2,142,904)

Total deferred tax liabilities	(1,937,343)	(2,553,838)

Net deferred tax asset	$4,851,731	$10,545,310

Net current deferred tax asset	$314,538	$266,625
Net noncurrent deferred tax asset	4,537,193	10,278,685

Net deferred tax asset	$4,851,731	$10,545,310

        In connection with the purchase of Core Vision, Inc., on September 1, 2006, the Company acquired $880,518 in net operating loss carryforwards. At December 31, 2007, $831,702 of losses remain outstanding for future use and will expire in 2025.

7. Acquisitions

2007 Acquisitions

Spectrum Printing Services Acquisition

        In March 2007, the Company acquired Spectrum Printing Services, a provider of print management services as well as promotional products, apparel and complete warehousing and fulfillment services. As a result of the acquisition, the Company established a strategic presence in the Southern California print market and added five sales executives and their corresponding production teams. This acquisition

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

will continue to support the Company's geographic expansion objectives. The acquisition price was $3,646,823, including expenses directly related to the acquisition. In addition, there is up to an additional $2,500,000 in cash payable contingent on the achievement of certain performance measures by Spectrum. Any contingent payments will be recorded as additional goodwill on the balance sheet. The consolidated financial statements include the financial results of this acquisition beginning March 1, 2007.

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

Current assets	$1,946,006
Customer list	2,100,000
Non-compete agreement	36,000
Other assets	18,805
Other liabilities assumed	(453,988)

Net purchase price	$3,646,823

Brown + Partners, Inc. Acquisition

        In July 2007, the Company acquired Brown + Partners, Inc., a leading provider of print management services based in suburban Philadelphia. Founded in 1999, Brown+Partners' broad service offerings include direct mail, commercial printing, promotional products and e-commerce solutions. As a result of the acquisition, the Company established a strategic presence in the Philadelphia print market and added four sales executives and their corresponding production teams. This acquisition will continue to support the Company's geographic expansion objectives. The acquisition price was $564,036, including expenses directly related to the acquisition. In addition, there is up to an additional $5,000,000 in cash payable contingent on the achievement of certain performance measures by Brown + Partners, Inc. prior to December 31, 2009. Any contingent payments will be recorded as additional goodwill. As of December 31, 2007, all of goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2007.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

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

Current assets (including cash acquired of $15,560)	$2,241,682
Property and equipment	270,699
Other assets	869,735
Customer list	219,401
Goodwill	1,232,801
Accounts payable	(2,079,491)
Line of credit	(1,300,000)
Other liabilities assumed	(890,791)

Net purchase price	$564,036

Graphic Resource Group, Inc. Acquisition

        In October 2007, the Company acquired Graphic Resource Group, Inc., a provider of print services which include the procurement and production management of printed products, located in Minneapolis, Minnesota. As a result of the acquisition, the Company established a strategic presence in the Minneapolis print market and added five sales executives and their corresponding production teams. This acquisition will continue to support the Company's geographic expansion objectives. The acquisition price was $2,354,475, including expenses directly related to the acquisition. In addition, there is up to an additional $2,800,000 million in cash payable contingent on the achievement of certain performance by Graphic Resource Group by September 30, 2010. As of December 31, 2007, all of goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on October 1, 2007.

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

Current assets (including cash acquired of $13,459)	$907,601
Property and equipment	120,946
Customer list	84,601
Other assets	10,222
Goodwill	1,744,363
Accounts payable	(513,258)

Net purchase price	$2,354,475

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

Data Flow Media Systems, LP Acquisition

        In October 2007, the Company acquired Data Flow Media Systems, LP, a provider of print services which include the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Dallas, Texas. As a result of the acquisition, the Company established a strategic presence in the suburban Dallas area print market and added five sales executives and their corresponding production teams. This acquisition will continue to support the Company's geographic expansion objectives. The acquisition price was $3,443,590, including expenses directly related to the acquisition. In addition, there is up to an additional $3,000,000 in cash payable contingent on the achievement of certain performance by Data Flow Media Systems by September 30, 2010. As the Company acquired the stock of Data Flow Media Systems, LP there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on October 1, 2007.

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

Current assets (including cash acquired of $397,081)	$1,905,544
Property and equipment	441,089
Customer list	132,479
Goodwill	2,338,645
Accounts payable	(275,850)
Restructuring liabilities	(620,349)
Other current liabilities	(477,968)

Net purchase price	$3,443,590

        For the year ended December 31, 2007, the Company recorded restructuring liabilities of $620,349 as a result of the acquisition. The restructuring liabilities relate to severance packages issued to certain Data Flow Media Systems employees upon termination. No severance payments were made during the three months ended December 31, 2007 and the Company anticipates that payments associated with these employee terminations will be made by the end of 2008.

Corporate Edge, Inc. Acquisition

        In December 2007, the Company acquired Corporate Edge, Inc., a national distributor of promotional products principally involved in the design, development and sale of corporate specialty items with locations in New York and New Jersey. As a result of the acquisition, the Company expanded its strategic presence in the New York area print market and added twenty-seven sales executives and their corresponding production teams. This acquisition will continue to support the Company's geographic expansion objectives. The aggregate purchase price was approximately $18,040,385, including expenses directly related to the acquisition was paid at closing. In addition, there is up to $15,000,000 in cash payable contingent on the achievement of certain performance measures by Corporate Edge in each of the three years following November 30, 2007, subject to certain adjustments.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

Any contingent payments will be recorded as additional goodwill. As the Company acquired the stock of Corporate Edge, Inc. there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on December 1, 2007.

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

Accounts receivable	$7,391,889
Current assets (including cash acquired of $416,214)	736,974
Inventory	5,315,920
Prepaid expenses	724,230
Property and equipment	616,638
Other assets	86,817
Customer list	2,300,000
Non-compete agreement	115,000
Goodwill	8,488,082
Accounts payable	(4,439,103)
Accrued expenses	(2,526,629)
Restructuring liabilities	(520,671)
Other liabilities	(248,762)

Net purchase price	$18,040,385

        For the year ended December 31, 2007, the Company recorded restructuring liabilities of $520,671 as a result of the acquisition. The restructuring liabilities consist of $204,271 in severance packages issued to certain Corporate Edge employees upon termination and $316,400 for lease termination costs. As of December 31, 2007, no severance payments had been made and the Company anticipates that payments associated with these employee terminations will be made by the end of 2008. In addition, no lease restructuring costs were made as of December 31, 2007. These lease restructuring costs will be paid by the end of 2010.

        In addition to the acquisitions described above, the Company made an insignificant acquisition for the year ended December 31, 2007. The purchase price of this acquisition was approximately $425,000 including expenses directly related to the acquisition and resulted in goodwill of $882,208.

        The following unaudited pro forma information presents a summary of the Company's consolidated statements of income for the years ended December 31, 2006 and 2007 as if the Company

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

had acquired Spectrum, Brown + Partners, Data Flow Media Systems, Graphic Resource Group and Corporate Edge as of January 1, 2006.

	For the Year Ended December 31,
	2006	2007
Revenue	$262,619,830	$361,756,951
Income from operations	15,816,441	24,561,473
Net income	9,452,757	22,587,459
Basic income per share	$0.30	$0.48
Diluted income per share	$0.24	$0.45

2006 and Prior Acquisitions

Graphography Acquisition

        On May 31, 2006, the Company acquired Graphography Limited LLC, a provider of production management services including print procurement and promotion services located in New York. Through this acquisition, the Company added two significant enterprise clients and established a presence in the New York market, which was viewed as an important step in the achievement of geographic expansion objectives. The acquisition price was $7,082,235, including expenses directly related to the acquisition and the payment of contingent consideration of $2.1 million in 2007. In addition, there is up to an additional $1 million in cash payable contingent on the revenue generated by Graphography on or prior to May 31, 2010. Any additional contingent payments will be recorded as an increase to goodwill on the balance sheet. As of December 31, 2007, all of the goodwill will be deductible for tax purposes. The Company also assumed certain contractual operating lease obligations. The consolidated financial statements include the financial results of this acquisition beginning June 1, 2006.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The customer lists have an average weighted life of 15 years and the non-compete agreements have an average weighted life of 2 years.

Current assets (including cash acquired of $1,549,071)	$7,357,491
Property and equipment	24,283
Customer list	2,597,000
Non-compete agreements	109,000
Goodwill	4,674,885
Liabilities assumed	(7,680,424)

Net purchase price	$7,082,235

CoreVision Acquisition

        On September 1, 2006, the Company acquired CoreVision, Inc., a provider of production management services including print procurement and promotion services located in Carol Stream, Illinois, with sales offices located in Grand Rapids, Michigan and Kansas City, Missouri. Through this acquisition, the Company added 15 sales executives, including the first sales executives in the states of

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

Michigan and Missouri. This acquisition will continue to support the Company's geographic expansion objectives. The acquisition price was $2,563,672, including expenses directly related to the acquisition and the payment of contingent consideration of $1.3 million in 2007. In addition, there is up to an additional $1.2 million in cash payable contingent on the gross profit generated by CoreVision on or prior to December 31, 2009. Any additional contingent payments will be recorded as an increase to goodwill on the balance sheet. The Company also assumed certain contractual operating lease obligations. The consolidated financial statements include the financial results of this acquisition beginning September 1, 2006. As the Company acquired the stock of CoreVision, Inc. there will be no goodwill deductible for tax purposes.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets	$3,034,566
Property and equipment	238,752
Customer list	223,493
Other assets	45,827
Goodwill	3,329,330
Deferred tax asset	421,871
Line of credit	(1,872,903)
Other liabilities assumed	(2,857,264)

Net purchase price	$2,563,672

        For the year ended December 31, 2006, the Company recorded restructuring liabilities of $54,275 as a result of the acquisition. The restructuring liabilities relate to severance packages issued to certain CoreVision employees upon termination. All severance payments were made during 2006 and 2007.

Applied Graphics Acquisition

        In October 2006, the Company acquired Applied Graphics, Inc., a provider of production management and print-on-demand services with locations in California and Hawaii. Through the acquisition the Company established a presence in the West Coast market with sales executives in California, Hawaii and Nevada. The Company added 35 sales executives and significantly expanded the pipeline of clients to which the Company can market their enterprise solution. The acquisition price was $10,357,523, including expenses directly related to the acquisition and the payment of contingent consideration of $2.5 million in 2007. In addition, there is up to an additional $2,350,000 in cash payable contingent on the satisfaction of attainment of certain performance measures by Applied Graphics on or prior to September 30, 2008. As the Company acquired the stock of Applied Graphics, Inc. there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning October 1, 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7. Acquisitions (Continued)

        The following table summarizes the estimated fair values of the assets acquired at the date of the acquisition.

Accounts receivable	$4,730,295
Inventory	818,001
Other current assets	989,344
Property, plant and equipment	260,956
Other non-current assets	143,019
Customer list	2,500,000
Noncompete agreement	170,000
Trade name	390,000
Goodwill	7,473,011
Line of credit	(2,175,155)
Deferred tax liability related to customer list acquired	(1,244,741)
Assumed other liabilities	(3,697,207)

Net purchase price	$10,357,523

        For the year ended December 31, 2006, the Company recorded restructuring liabilities of $84,249 as a result of the acquisition. The restructuring liabilities relate to severance packages issued to certain Applied Graphics employees upon termination. All severance payments were made during 2007.

8. SNP Transaction

        In March 2006, the Company entered into an agreement with SNP Corporation Ltd. to grant a non-exclusive, non-transferable license to use certain non-core applications of the Company's software in China, Singapore and Hong Kong. Pursuant to the terms of the agreement, SNP paid the Company $1,000,000 in five monthly installments of $200,000, beginning in April 2006. The initial term of the agreement was one year and is automatically renewed for successive one-year terms in the absence of a termination by either party. Thus far, neither party has terminated the agreement. The revenue for this license agreement was recognized ratably over the 12-month initial term of the agreement and is recorded as revenue in the Consolidated Statements of Income. The $1,000,000 fee was for the initial term of the agreement only. SNP will pay the Company 1% of the gross revenue for all transactions processed through the licensed software during the term of the agreement. In addition, in April 2006, the Company sold 254,065 shares of its Class A common stock to SNP at a price of $4.92 per share for a total purchase price of $1,250,000 million. Mr. John R. Walter, the Chairman of the Board serves as the non-executive Chairman of SNP Corporation Ltd.

9. Public Offerings

Initial Public Offering

        In August 2006, the Company completed an initial public offering (IPO) in which 12,178,500 common shares were sold at a price to the public of $9.00 per share. 7,060,000 shares were sold by the Company and 5,118,500 shares were sold by the selling shareholders. The net proceeds to the Company from the IPO, after underwriting discounts, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under the line of credit, were approximately $47.8 million.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9. Public Offerings (Continued)

In connection with the IPO, the Company recapitalized all of its outstanding shares of capital stock into shares of its common stock on a one-for-one basis.

Follow-On Offering

        On January 18, 2007, the Company completed a follow-on public offering to sell shares of common stock to the public at an offering price of $13.50 per share, generating net proceeds to the Company of $37.8 million. As a result of the offering, 3,000,000 shares were sold by the Company and 5,000,000 shares were sold by the selling shareholders. An additional 451,379 shares of common stock were offered and sold by certain selling stockholders at a price of $13.50 upon exercise of stock options at a weighted average exercise price of $0.56 per share. The Company's proceeds related to exercise of the related options were approximately $254,000. The Company has used the net proceeds of the follow-on offering to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

10. Earnings (Loss) Per Share

        Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the conversion of preferred shares. Conversion of 1,600,000 of Series D preferred shares were excluded from the calculation in 2005, as they were anti-dilutive. During 2006, all outstanding preferred shares were converted to common shares in connection with the initial public offering completed in August 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

10. Earnings (Loss) Per Share (Continued)

        The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2005, 2006, and 2007, is as follows:

	Years Ended December 31,
	2005	2006	2007
Numerator:
Net income	$4,634,137	$8,280,436	$22,504,074
Preferred stock dividends	(761,825)	(1,408,740)	—

Numerator for basic earnings per share	3,872,312	6,871,696	22,504,074
Effect of dilutive securities:
Preferred stock dividends	78,750	1,408,740	—

	78,750	1,408,740	—

Numerator for diluted earnings per share	$3,951,062	$8,280,436	$22,504,074

Denominator:
Denominator for basic earnings per share—weighted-average shares	31,009,580	31,711,974	47,459,481
Effect of dilutive securities:
Convertible preferred shares	937,500	5,069,421	—
Employee stock options	760,212	2,590,786	2,505,013

Dilutive potential common shares	1,697,712	7,660,207	2,505,013

Denominator for dilutive earnings per share	32,707,292	39,372,181	49,964,494

Basic earnings per share	$0.12	$0.22	$0.47
Diluted earnings per share	$0.12	$0.21	$0.45

11. Stock-Based Compensation Plans

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

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

	Outstanding Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2004	2,985,000	$0.50	—
Granted	1,338,500	0.67	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at December 31, 2005	4,323,500	$0.55	$495,045
Granted	1,362,050	5.87	—
Exercised	(202,833)	0.55	918,222
Forfeited	(3,350)	9.00	—

Outstanding at December 31, 2006	5,479,367	$1.87	$77,204,309
Granted	86,000	14.23	—
Exercised	(968,441)	0.65	16,090,547
Forfeited	(4,925)	9.00	—

Outstanding at December 31, 2007	4,592,001	$2.35	$67,880,897

Options vested at December 31, 2007	3,316,627	$0.95	$54,105,932

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

        The cancellation of the outstanding contingent options and the related grant of new options was accounted for as a modification in accordance with SFAS No. 123(R). These options will vest ratably over six years. The Company calculates compensation expense under SFAS No. 123 (R) based on the Black-Scholes value of options at the time of grant and records compensation expense in equal amounts as the options vest. The Company engaged an independent valuation specialist to perform, contemporaneous with the granting of the above options, an appraisal of the fair market value of the common shares as of May 8, 2006. It determined the fair value to be $5.35 per share on that date.

        As of December 31, 2007, there were 4,592,001 options issued pursuant to the Plan. These options have exercise prices ranging from $0.43 to $18.69, vest ratably from one to six years and have a weighted-average contractual life of 7.38 years. As of December 31, 2006, there were 5,479,367 options issued pursuant to the Plan. These options have exercise prices ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted-average remaining contractual life of 8.35 years.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

Vested options totaled 3,639,667 and 3,316,627 shares as of December 31, 2006 and 2007, respectively. As of December 31, 2005, there were 4,323,500 options issued pursuant to the Plan. These options have exercise prices ranging from $0.50 to $1.00, vest ratably from one to six years and have a weighted-average remaining contractual life of nine years. At December 31, 2005, 1,493,500 shares were vested.

        The aggregate intrinsic value of options outstanding for 2005, 2006 and 2007 was $495,000, $77.2 million, and $67.9 million, respectively. The aggregate intrinsic value of options exercisable for 2005, 2006, and 2007 was $153,000, $56.1 million and $54.1 million, respectively.

        The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company's closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2005, 2006 and 2007, respectively. These amounts change based on the fair market value of the Company's stock which was $0.65, $15.96 and $17.26 on the last business day of the years ended December 31, 2005, 2006, and 2007, respectively.

        The fair value of the Company's common stock for options granted during 2005 was estimated by its management. The Company did not obtain contemporaneous valuations by an independent valuation specialist during this period. In August 2005, the Company engaged an independent valuation specialist to perform a retrospective valuation of its common stock as of November 30, 2004. The independent specialist arrived at a fair value using the income approach and determined the fair value of the Company's common stock to be $0.43 per share. The Company applied the independent specialist's methodology and determined the fair value of its common stock to be $0.65 per share as of June 30, 2005 and as of September 30, 2005. The Company accounted for stock-based compensation during this period in accordance with APB Opinion No. 25. The exercise price of all of the options that the Company granted during this period was at or above fair market value. As a result, there was no intrinsic value associated with these option grants. Pursuant to APB Opinion No. 25, the Company was not required to record any compensation expense in connection with these option grants.

        The weighted-average grant-date fair value of options granted during 2007 was $14.23.

        There was $4,539,289 and $4,702,444 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans as of December 31, 2006 and 2007, respectively. This cost is expected to be recognized over a weighted average period of 5.52 and 3.92 years, respectively. The stock-based compensation expense recorded for fiscal 2006 and 2007 was $561,470

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

and $1,061,582, respectively. The following table summarizes information about all stock options outstanding for the Company as of December 31, 2007:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.43 - $0.50	2,478,089	6.66	$0.50	2,428,089	$0.50
$0.62 - $0.65	486,945	7.73	$0.65	446,945	$0.65
$1.00 - $4.92	1,381,608	8.25	$4.34	413,273	$2.99
$5.35 - $9.00	61,359	8.59	$8.14	5,820	$8.37
$12.57 - $14.60	110,000	9.23	$13.90	10,000	$14.60
$16.25 - $18.69	74,000	9.10	$16.49	12,500	$16.41

	4,592,001	7.38	$2.35	3,316,627	$0.95

Restricted Stock

        Eligible employees receive restricted stock as a portion of their total compensation. The restricted stock options vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to unrestricted common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company's common stock at the grant date. There was $676,967 of total unrecognized compensation costs related to the restricted stock options as of December 31, 2007. This cost is expected to be recognized over a weighted average period of 4.91 years. The stock-based compensation expense for the year ended December 31, 2007 was approximately $19,000.

	Outstanding Options	Weighted- Average Grant Date Fair Value
Non-vested, December 31, 2006	$—	$—
Granted	50,500	13.80
Vested and transferred to unrestricted common stock	(500)	13.80

Non-vested, December 31, 2007	50,000	$13.80

12. Redeemable Preferred Shares and Members' Equity

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Redeemable Preferred Shares and Members' Equity (Continued)

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Redeemable Preferred Shares and Members' Equity (Continued)

Class D Preferred Shares

        The Company had authorized 1,600,000 Class D preferred shares, all of which were issued and outstanding at December 31, 2005. The Class D preferred shares were entitled to preferential cumulative distributions payable in arrears on a monthly basis at an annual rate of $.375 per unit, beginning subsequent to August 2004. No Class A, Class B, or Class C holders shall be paid until all Class D holders' distributions were satisfied. In addition, the Class D preferred shares were entitled to receive preferential distributions at an annual rate of $.09375 per unit payable in a lump sum upon the preference satisfaction date, as defined in the agreement. The Company was required under the original terms to pay the preference satisfaction amount, defined as the sum of the Class D preferred purchase price per share plus all accrued and unpaid dividends, in August 2008 (the preference satisfaction date), which could be extended to August 2009. If the preference satisfaction amount was distributed, each D Preferred Unit entitled its holder to all of the rights of an A Common Unit, and the preferential rights of each D Preferred Unit shall automatically terminate. In addition, if the preference satisfaction amount was distributed, the Class D holders would receive 100,000 A Common units. As the Class D preferred shares were mandatorily redeemable at a fixed date, these shares were classified as a liability on the consolidated balance sheet at December 31, 2004, pursuant to SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, and the related dividends were reflected as interest expense. In February 2005, the terms of the Class D preferred share were amended to remove the required payment date; the holders now have the right to demand redemption of the Class D preferred shares, no earlier than August 15, 2008, and no later than August 15, 2009 (the Final Preference Satisfaction Date). In the event the holders do not demand repayment, the Company shall immediately issue 200,000 Class A voting shares to the holders of the Class D preferred shares as additional consideration. The Class D preferred shares also receive a liquidation preference of $3.125 per share before any Class C, Class B, or Class A members receive any liquidation payments.

        The Class D preferred stock (i) may, at the option of a holder, be converted into Class A common stock and (ii) will automatically convert into Class A common stock (1) upon the election of the holders of at least a majority of the outstanding shares of Class D preferred stock or (2) upon the closing of a firmly underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, covering the offer and sale of common stock for the Company's account. The number of shares of Class A common stock to which a Class D preferred stock holder is entitled upon conversion is calculated by multiplying the applicable conversion rate then in effect (currently 1.0) by the number of Class D preferred shares to be converted. As of December 31, 2004, 640,000 shares of Class A common stock and as of December 31, 2005, 1,600,0000 shares of Class A common stock would have been required to be issued upon the conversion of all of the issued and outstanding shares of Class D preferred stock. These shares have been excluded from the calculation of diluted earnings per share for the years ended December 31, 2004 and 2005, as the impact resulting from the conversion and dividends paid would be anti dilutive.

        As a result of the initial public offering that was completed in August 2006, all outstanding preferred shares were converted to common shares. In addition, $343,118 of dividends and a $5,000,000 preference payment were paid to the Series D shareholders in the year ended December 31, 2006.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

12. Redeemable Preferred Shares and Members' Equity (Continued)

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

        As a result of the Company's initial public offering that was completed in August 2006, the 10,167,730 Series E preferred shares were converted into 10,167,730 shares of common stock. In addition, $1,263,441 of dividends and a $500,000 preference payment were paid to the Series E shareholders in the year ended December 31, 2006.

13. Significant Customer

        Sales to a single, different customer made up approximately 16%, 14% and 12% of total revenue for the years ended December 31, 2005, 2006 and 2007, respectively. All remaining revenue for the years ending December 31, 2005, 2006 and 2007, was made up of sales to customers less than 10%. The amount included in accounts receivable for this customer at December 31, 2005, 2006 and 2007 was approximately $13,000, $3,000,000 and $1,900,000, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14. Concentration of Credit Risk

        The Company maintains its cash balances in various financial institutions located in the United States. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000 per institution. The uninsured cash balance at December 31, 2007, was $25,889,948.

15. Benefit Plans

        The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company's employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2005, 2006 and 2007, the Company did not make any contributions to the plan.

16. New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This Statement is required to be adopted by the Company in the first quarter of its fiscal year 2008. The Company is currently evaluating the potential impact of adopting SFAS 157.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities — Including an amendment of FASB Statement No. 115" ("SFAS 159"). SFAS 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. Under SFAS 159, a company may elect to use fair value to measure accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees and issued debt. Other eligible items include firm commitments for financial instruments that otherwise would not be recognized at inception and non-cash warranty obligations where a warrantor is permitted to pay a third party to provide the warranty goods or services. If the use of fair value is elected, any upfront costs and fees related to the item must be recognized in earnings and cannot be deferred, e.g., debt issue costs. The fair value election is irrevocable and generally made on an instrument-by-instrument basis, even if a company has similar instruments that it elects not to measure based on fair value. At the adoption date, unrealized gains and losses on existing items for which fair value has been elected are reported as a cumulative adjustment to beginning retained earnings. Subsequent to the adoption of SFAS 159, changes in fair value are recognized in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company in the first quarter of 2008. The company currently is determining whether fair value accounting is appropriate for any of its eligible items and cannot estimate the impact, if any, which SFAS 159 will have on its consolidated results of operations and financial condition.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) requires companies to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

16. New Accounting Pronouncements (Continued)

the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired, assets and liabilities arising from contingencies, defining a purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity's first fiscal year that begins after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009. The Company is currently evaluating what impact, if any, SFAS 141(R) will have on its consolidated financial statements.

17. Related-Party Transactions

        In February 2005, the Company acquired a 10.2% ownership interest in Echo Global Logistics, LLC (Echo), an enterprise transportation start-up management firm with no net assets, liabilities or historical operating results for $125,000. As of December 31, 2007, the Company owned 2,000,000 shares of common stock, or 5.8%, of Echo. The remaining investors in Echo include certain shareholders and directors of the Company, as well as key members of the Echo's management team. Effective January 1, 2006, the Company entered into a sub-lease agreement with Echo pursuant to which Echo leased approximately 20% of the Company's available, but unused office space for approximately $7,500 per month. In January 2007, the Company amended this agreement and Echo agreed to pay 35% of the Company's lease payments for this space. The sub-lease agreement expired in April 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which Echo currently sub-leases a portion of the Company's office space in Chicago, and pays 29% of the Company's lease payment and overhead expense relating to this space. In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2005, 2006 and 2007 were approximately $1,200, $96,000 and $77,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $209,000, $616,000 and $708,000 for the years ended December 31, 2005, 2006 and 2007, respectively. The net payable due to Echo at December 31, 2006 and 2007 was $116,230 and $91,391, respectively.

        Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay the Company a fee equal to 5% of the gross profits on transactions generated through the Company's referral of new customers, subject to a $75,000 cap per year, per client referred. The referral agreement was terminated in February 2008 and was not renewed. Echo paid approximately $60,000 and $0 for such referrals through December 31, 2006 and 2007, respectively.

        The Company also sub-leased a portion of the Company's office space to Incorp, LLC, the Company's former largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp, pursuant to which Incorp leased a portion of the Company's office space in Chicago, and paid 20% of the Company's lease payment relating to this space for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

18. Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2007
	First Quarter(1)	Second Quarter	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$58,936	$67,307	$72,150	$90,038
Gross profit	14,406	17,226	18,344	23,412
Net income	2,662	3,821	4,027	11,994
Net income per share:
Basic	$0.06	$0.08	$0.08	$0.25
Diluted	$0.05	$0.08	$0.08	$0.24

    (1)
    The Company acquired Spectrum Printing Services in March 2007 and financial results of this acquisition are included in the consolidated financial statements beginning March 1, 2007.

    (2)
    The Company acquired Brown + Partners, Inc. in July 2007 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2007.

    (3)
    The Company acquired Data Flow Media Systems, LP and Graphic Resource Group, Inc. in October 2007 and financial results of these acquisitions are included in the consolidated financial statements beginning October 1, 2007. The Company acquired Corporate Edge in December 2007 and financial results of this acquisition are included in the consolidated financial statements beginning December 1, 2007.

	Year Ended December 31, 2006
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$22,435	$35,142	$41,785	$61,153
Gross profit	4,512	7,076	9,545	15,413
Net income	826	1,719	2,367	3,368
Net income per share:
Basic	$0.01	$0.05	$0.06	$0.08
Diluted	$0.01	$0.04	$0.05	$0.07

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

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe		Balance at End of Period
Fiscal year ended December 31, 2007 Allowance for doubtful accounts	$378,943	$299,706	$(41,236)	$705,881	(1)	$1,343,294
Fiscal year ended December 31, 2006 Allowance for doubtful accounts	$173,839	$314,172	$(193,106)	$84,038	(2)	$378,943
Fiscal year ended December 31, 2005 Allowance for doubtful accounts	$153,693	$176,392	$(156,246)	$—		$173,839

(1)
Amount represents the increase to the allowance for doubtful accounts balance as a result of the 2007 acquisitions and adjustments to certain 2006 acquisition allowance balances.

(2)
Amount represents the increase to the allowance for doubtful accounts balance as a result of the 2006 acquisitions.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

        Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this Annual Report (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission ("SEC") reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.

        As required under this Item 9A, the management report titled "Management's Assessment of Internal Control Over Financial Reporting" and the auditor's attestation report titled "Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting" appear on pages 43 and 45 of this Annual Report.

Changes in Internal Control Over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

        Mr. Eric P. Lefkofsky, a former director, was instrumental in the formation and development of our company, and our management team and Board of Directors consult regularly with him. In order to formalize this relationship, we entered into an agreement with Mr. Lefkofsky on March 14, 2008. Under the agreement, Mr. Lefkofsky has agreed to make himself available to provide advisory services. The agreement has a term of 12 months, which may be extended upon mutual consent. Mr. Lefkofsky will not be paid any fees or compensation but will be entitled to customary expense reimbursement and indemnification. The agreement is filed as Exhibit 10.14 to this Annual Report.

PART III

Item 10.    Directors and Executive Officers of the Registrant

        Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2008 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

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

Item 11.    Executive Compensation

        Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2008 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2008 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007. For information on securities authorized for issuance under equity compensation plans, see the section entitled "Market for Registrant's Common Equity and Related Stockholders Matters" in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.    Certain Relationships and Related Transactions

        Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our 2008 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

Item 14.    Principal Accounting Fees and Services

        Certain information required by this Item 14 regarding principal accounting fees and services is set forth under "Matters Concerning Our Independent Registered Public Accounting Firm" in our 2008 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2007.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

        (a)    (1)    Financial Statements:    Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8. of this Annual Report on Form 10-K.

        (2)    Financial Statement Schedule:    Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled "Financial Statements and Supplementary Data" in Part II, Item 8. of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

        (3)    Exhibits:    Exhibits are as set forth in the section entitled "Exhibit Index" which follows the section entitled "Signatures" in this Annual Report on Form 10-K. Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Zuccarini Steven E. Zuccarini	Chief Executive Officer and Director (principal executive officer)	March 17, 2008
/s/ Nicholas J. Galassi Nicholas J. Galassi	Chief Financial Officer (principal accounting and financial officer)	March 17, 2008
/s/ John R. Walter John R. Walter	Chairman of the Board	March 17, 2008
/s/ Jack M. Greenberg Jack M. Greenberg	Director	March 17, 2008
/s/ Peter J. Barris Peter J. Barris	Director	March 17, 2008
/s/ Sharyar Baradaran Sharyar Baradaran	Director	March 17, 2008
/s/ Linda S. Wolf Linda S. Wolf	Director	March 17, 2008

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)
3.2	Amended and Restated By-Laws.(1)
4.1	Specimen Common Stock Certificate.(2)
4.2	Investor Rights Agreement effective as of January 3, 2006 by and among InnerWorkings, Inc. and certain investors set forth therein.(2)
4.3	Form of Recapitalization Agreement.(2)
10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)
10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan.(2)
10.3	Form of InnerWorkings Restricted Stock Award Agreement.(4)
10.4	Form of Stock Option Agreement.(1)
10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)
10.6	Employment Agreement dated November 5, 2004 by and between InnerWorkings, Inc. and Steven Zuccarini, as amended.(2)
10.7	Employment Agreement dated January 1, 2005 by and between InnerWorkings, Inc. and Nicholas Galassi, as amended.(2)
10.7A	Amendment to Employment Agreement by and between Nicholas J. Galassi and InnerWorkings, Inc. effective as of January 1, 2008.(4)
10.8	Employment Agreement dated June 9, 2005 by and between InnerWorkings, Inc. and Eric Belcher, as amended.(2)
10.8A	Amendment to Employment Agreement by and between Eric D. Belcher and InnerWorkings, Inc. effective as of January 1, 2008.(4)
10.9	Employment Agreement dated January 1, 2005 by and between InnerWorkings, Inc. and Scott A. Frisoni, as amended.(2)
10.10	Consulting Agreement dated as of January 11, 2008 by and between Scott Frisoni and InnerWorkings, Inc.(5)
10.11	Employment Agreement dated as of January 2, 2008 by and between Kevin Harrell and InnerWorkings, Inc.(5)
10.12	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC's Board of Directors, as amended.(2)
10.13	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(2)
10.14	Agreement dated as of March 14, 2008 by and between InnerWorkings, Inc. and Eric P. Lefkofsky.
10.15	Form of Indemnification Agreement.(2)
10.16	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.(2)

10.17	Office Space Lease dated January 1, 2006 by and between InnerWorkings, Inc. and Incorp, LLC.(2)
10.18	Office Space Lease dated November 22, 2005 by and between InnerWorkings, Inc. and Echo Global Logistics, LLC.(2)
10.19	Purchase Agreement dated May 31, 2006 by and among InnerWorkings, Inc., Jerry Freundlich, David Freundlich and Graphography, Ltd.(2)
10.20	Purchase Agreement dated as of October 11, 2006 by and among InnerWorkings, Inc., Applied Graphics, Inc. and the owners of the capital stock of Applied Graphics, Inc.(3)
10.21	Stock Purchase Agreement dated as of November 26, 2007 by and among InnerWorkings, Inc., Corporate Edge, Inc., Scott Levy, Stuart Weisenfeld and Fred Moskowitz.(6)
10.22	Loan and Security Agreement dated as of June 30, 2006 by and between InnerWorkings, Inc. and JPMorgan Chase Bank, N.A.(1)
10.23	Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.(1)
21.1	Subsidiaries of InnerWorkings, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to InnerWorkings Form S-1 Registration Statement (File No. 333-139811).

(2)
Incorporated by reference to InnerWorkings Form S-1 Registration Statement (File No. 333-133950).

(3)
Incorporated by reference to the Current Report on Form 8-K filed on October 12, 2006.

(4)
Incorporated by reference to the Current Report on Form 8-K filed on January 28, 2008.

(5)
Incorporated by reference to the Current Report on Form 8-K filed on January 17, 2008.

(6)
Incorporated by reference to the Current Report on Form 8-K filed on November 27, 2007.

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
  Item 1A. Risk Factors
  Item 1B. Unresolved Staff Comments
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
  Item 6. Selected Consolidated Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm
InnerWorkings, Inc. Consolidated Balance Sheets
InnerWorkings, Inc. Consolidated Statements of Income
InnerWorkings, Inc. Consolidated Statements of Stockholder's Equity
InnerWorkings, Inc. Consolidated Statements of Cash Flows
InnerWorkings, Inc. Notes to Consolidated Financial Statements
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS Valuation and Qualifying Accounts
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Item 9A. Controls and Procedures
  Item 9B. Other Information
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Principal Accounting Fees and Services
PART IV
  Item 15. Exhibits, Financial Statement Schedules
SIGNATURES
EXHIBIT INDEX