Form 10-K/A
period 2007-12-31
INNERWORKINGS INC
filed 2008-04-29
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 29, 2007, the last business day of the registrant’s most recent completed second quarter was $568,667,355 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of April 28, 2008, the registrant had 48,230,534 shares of common stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

InnerWorkings, Inc. (the “Company”) hereby amends Part III, Items 10 through 14 of its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 as set forth in the pages attached hereto to provide the information required by such items that were previously omitted, as they were intended to be incorporated by reference to the Company’s definitive proxy statement for its 2008 annual meeting of shareholders:

This Form 10-K/A (Amendment No. 1) does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information is unchanged and reflects the disclosures made at the time of the filing of the Form 10-K. With this Form 10-K/A (Amendment No. 1), the principal executive officer and principal financial officer of the Company have reissued their certifications required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, included in Part IV, Item 15. Exhibits and Financial Statement Schedules.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

BOARD OF DIRECTORS AND EXECUTIVE OFFICERS

The names of our directors and executive officers, their ages as of April 29, 2008, and certain other information about them are set forth below:

Name	Age	Position
John R. Walter (1)(2)	61	Chairman of the Board
Steven E. Zuccarini	51	Chief Executive Officer, President and Director
Peter J. Barris (1)(2)	56	Director
Sharyar Baradaran (1)(2)	40	Director
Jack M. Greenberg (2)	65	Director
Linda S. Wolf (2)	60	Director
Nicholas J. Galassi	35	Chief Financial Officer and Secretary
Eric D. Belcher	39	Chief Operating Officer
Arthur K. Harrell	44	Executive Vice President of Sales
Neil P. Graver	37	Chief Technology Officer

(1)	Member of our Audit Committee.
(2)	Member of our Compensation and Nominating and Corporate Governance Committees.

John R. Walter has served as our non-executive Chairman of the Board since May 2004. Since December 1997, Mr. Walter has been the Chairman, President and Chief Executive Officer of Ashlin Management Company, a private investment firm. Mr. Walter served as President and Chief Operating Officer of AT&T Corporation from October 1996 until his retirement in July 1997, and from 1989 to 1996, he served as Chairman, President and Chief Executive Officer of R.R. Donnelley & Sons Company. Mr. Walter serves as the non-executive Chairman of SNP Corporation Ltd., a publicly-traded commercial printer based in Singapore, and is a director of Manpower, Inc. and VascoData Security International, Inc. He is also a trustee of Northwestern University and a director of Evanston Northwestern Healthcare and the Steppenwolf Theatre. He holds a bachelor’s degree from Miami University of Ohio.

Steven E. Zuccarini has served as our Chief Executive Officer since November 2004 and has served on our Board since May 2006. From September 2003 to November 2004, he was the President of the Global Solutions business unit at R.R. Donnelley & Sons Company, and from January 2000 to September 2003, he served as President of the Catalog & Retail business unit. Mr. Zuccarini joined R.R. Donnelley in 1979. Mr. Zuccarini serves on the board of directors of the Chicago Youth Centers and the Direct Marketing Education Foundation. Mr. Zuccarini holds a bachelor’s degree from Northwestern University.

Peter J. Barris has served on our Board since January 2006. Mr. Barris was elected pursuant to voting rights granted to New Enterprise Associates under our voting agreement, which was terminated upon the closing of our initial public offering in August 2006. Since 2000, Mr. Barris has been the Managing General Partner of New Enterprise Associates where he specializes in information technology investing. Mr. Barris also serves on the board of directors of Vonage Holdings Corp. Mr. Barris is a member of the board of trustees, Northwestern University; board of overseers, Tuck School at Dartmouth College; board of advisors, Tuck’s Center for Private Equity and Entrepreneurship at Dartmouth; and board of directors, Venture Philanthropy Partners. He received a Masters in Business Administration from Dartmouth College and a Bachelor of Science in Electrical Engineering from Northwestern University.

Sharyar Baradaran has served on our Board since May 2006. Mr. Baradaran was elected pursuant to voting rights granted to the former holders of our Series D preferred stock under our voting agreement, which was terminated upon the closing of our initial public offering in August 2006. Mr. Baradaran has served as Chief Executive Officer and chairman of BaradaranVentures, a privately held investment fund located in Los Angeles, California, since April 2001. Mr. Baradaran currently serves on the board of directors of several high growth technology companies, including Rainmakers, Inc. and MOTA Inc. Mr. Baradaran also serves on the advisory board of ISENSIX Inc. and KIYON Inc.

Jack M. Greenberg has served on our Board since October 2005. Mr. Greenberg currently serves as the non-executive Chairman of The Western Union Company. Mr. Greenberg retired as Chairman and Chief Executive Officer of McDonald’s Corporation at the end of 2002. He had served as McDonald’s Chairman since May 1999 and as its Chief Executive Officer since August 1998. Mr. Greenberg served as McDonald’s President from August 1998 to May 1999, and as its Vice-Chairman from December 1991 to August 1998. Mr. Greenberg also served as Chairman, from October 1996, and Chief Executive Officer, from July 1997, of McDonald’s USA until August 1998. He is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society and the Chicago Bar Association. Mr. Greenberg is a director of Abbott Laboratories, The Allstate Corporation, Hasbro, Inc. and Manpower Inc. He is also a member of the board of trustees of DePaul University, the Field Museum and the Chicago Community Trust. Mr. Greenberg is a graduate of DePaul University’s School of Commerce and School of Law.

Linda S. Wolf has served on our Board since November 2006. Ms. Wolf retired as Chairman and Chief Executive Officer of Leo Burnett Worldwide in April 2005. She had served as Leo Burnett Worldwide’s Chairman and Chief Executive Officer since January 2001 and as its Chief Executive Officer from July 1996 through December 2000. From March 1992 to June 1996 she was an Executive Vice President responsible for Business Development at Leo Burnett USA. Ms. Wolf is a director of Wal-Mart Stores Inc. and a trustee of Janus Funds. She is also a member of the board of trustees of the Field Museum, Children’s Memorial Hospital, Off the Street Club, The Chicago Council on Global Affairs and the Partnership for New Communities. Ms. Wolf holds a bachelor’s degree from Ohio Wesleyan University.

Nicholas J. Galassi has served as our Chief Financial Officer since September 2004. From November 2001 to September 2004, Mr. Galassi was Vice President of Finance at Wolverine Trading, a global derivatives trading firm, and from May 2000 to November 2001, he was the Director of Finance at HA-LO Industries, Inc., a promotional products distributor. From September 1995 to July 1999, Mr. Galassi served as an auditor in the commercial business division of Arthur Andersen. Mr. Galassi is a certified public accountant and holds a bachelor’s degree from the University of Notre Dame.

Eric D. Belcher has served as our Chief Operating Officer since December 2006. From June 2005 to December 2006, Mr. Belcher served as our Executive Vice President of Operations. Mr. Belcher served as Chief Operating Officer from March 2003 to June 2005 and as Chief Financial Officer from April 2001 to March 2003 of MAN Roland Inc., a printing equipment manufacturer and distributor. Mr. Belcher was also a director of MAN Roland, Inc. From 1995 to 2000, he led project teams at Marakon Associates, an international management consulting firm. Mr. Belcher holds a bachelor’s degree from Bucknell University and an MBA from the University of Chicago Graduate School of Business.

Arthur K. Harrell has served as our Executive Vice President of Sales since January 2008. From July 2006 to December 2007, Mr. Harrell was employed at Eastman Kodak Company, where he served in a senior sales management role. From February 1998 to July 2006, Mr. Harrell held various roles at Creo, Inc., a leading supplier of prepress and workflow systems used by commercial printers around the world.

Neil P. Graver has served as our Chief Technology Officer since March 2006. From January 2003 to February 2006, Mr. Graver held the title of Director of Information Technology at CAEL, a benefits management company based in Chicago. From January 2002 to January 2003, he managed The Information Management Group’s internal systems. From January 2001 to December 2001, Mr. Graver was Information Systems Manager at Sega North America and from January 1999 to October 2001, he was web site manager at iOwn.com. Mr. Graver received a Bachelor of Science from Southern Illinois University and holds MCSE, MCSA and MCT certificates.

Information about Mr. Eric P. Lefkofsky and Mr. Richard A. Heise, Jr.

Mr. Eric P. Lefkofsky and Mr. Richard A. Heise, Jr. were instrumental in the formation and development of our Company. In light of this historical relationship and to benefit from the valuable perspective gained from this involvement, our management and Board of Directors consults with each of them on a regular basis. In order to formalize the relationship with Mr. Lefkofsky, we entered into an agreement with him on March 14, 2008. Neither Mr. Lefkofsky nor Mr. Heise receives any compensation for such consulting. Mr. Lefkofsky served as an executive officer and a director and Mr. Heise served as a director of HA-LO Industries, Inc., a NYSE-listed company that filed for bankruptcy in July 2001. Mr. Lefkofsky is the husband of Elizabeth Kramer Lefkofsky, who controls Orange Media, LLC. As of December 31, 2007, Orange Media, LLC and Mr. Heise beneficially owned 9.0% and 13.4% of our common stock, respectively.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our common stock. They are also required to provide us with copies of any forms they file. Based solely on our review of the reports furnished to us, we believe that during the last fiscal year, all reports filed by our directors and executive officers under Section 16(a) were made timely.

CORPORATE GOVERNANCE

Audit Committee

The Board has an Audit Committee, which was formally established in August 2006 in connection with our initial public offering. The Audit Committee consists of John R. Walter, Peter J. Barris and Sharyar Baradaran. John R. Walter serves as the chairman of our Audit Committee. The Audit Committee reviews and recommends to the Board internal accounting and financial controls and accounting principles and auditing practices to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. John R. Walter is our Audit Committee financial expert under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002.

Code of Ethics

We have adopted a code of ethics, which is also available at www.inwk.com on the “Investor” page under the link “Corporate Governance.” We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K.

Item 11.	Director and Executive Compensation

Compensation Discussion and Analysis

Overview

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of our executive officers who served as named executive officers during the last completed fiscal year. This compensation discussion focuses on the information contained in the following tables and related footnotes and narrative for primarily the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Prior to our initial public offering in August 2006, our Board (and our Board of Managers when we were a limited liability company) oversaw and administered our executive compensation program. The Compensation Committee currently oversees the design and administration of our executive compensation program.

The principal elements of our executive compensation program are base salary, annual cash incentives, long-term equity incentives in the form of stock options and restricted stock, other benefits and perquisites, post-termination severance and acceleration of stock option vesting for certain named executive officers upon termination and/or a change in control. Our other benefits and perquisites consist of life and health insurance benefits, a qualified 401(k) savings plan and include reimbursement for certain medical insurance and automobile payments. Our philosophy is to position the aggregate of these elements at a level that is commensurate with our size and sustained performance.

Compensation Program Objectives and Philosophy

In General. The objectives of our compensation programs are to:

•	attract, motivate and retain talented and dedicated executive officers,

•	provide our executive officers with both cash and equity incentives to further the interests of us and our stockholders, and

•	provide employees with long-term incentives so we can retain them and provide stability during periods of rapid growth.

Generally, the compensation of our executive officers is composed of a base salary, an annual incentive compensation award and equity awards in the form of stock options. In setting base salaries, the Compensation Committee reviews the individual contributions of the particular executive. The annual incentive compensation award for 2007 is awarded under our Annual Incentive Plan. In addition, stock options are granted to provide the opportunity for long-term compensation based upon the performance of our common stock over time.

Competitive Market. We define our competitive market for executive talent and investment capital to be the business and technology services industries. During 2007, we did assess, for comparative purposes, compensation levels and programs of our executives to the practices of certain of our competitors. To date, we have not engaged in the benchmarking of executive compensation but we may choose to do so in the future.

Compensation Process. Prior to our initial public offering, our Board approved the compensation of our named executive officers, including the terms of their employment agreements. Our Board individually negotiated the employment agreements to retain key management and provide stability during a period of rapid growth. Going forward, for each of our named executive officers, the Compensation Committee will review and approve all elements of compensation taking into consideration recommendations from our principal executive officer (for compensation other than his own), as well as competitive market guidance provided at the request of the Compensation Committee.

Regulatory Considerations. We have designed our Annual Incentive Plan so that bonuses paid thereunder (beginning in 2007) may qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code). We will consider the size and frequency of any future stock option awards under our long-term equity incentive program based on Company and individual performance and other market factors.

Base Salaries

In General. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position, and to provide a base wage that is not subject to our performance risk. We review base salaries for our named executive officers annually in January and increases are based on our performance and individual performance. The salary of our principal executive officer is set by our Compensation Committee, but in accordance with his employment agreement, will not be less than $550,000 in 2008. Our Board has determined and approved a salary increase from $450,000 in 2007 in order to commensurate with Mr. Zuccarini’s experience and to recognize his contributions to our growth during the past four years. Based on the other named executive officers’ contributions to our growth, our Board also approved increases in the annual base salary rate from 2006 to 2007 and from 2007 to 2008. The table below shows our named executive officers’ base salary increases in the last fiscal year and the most recent increases, which became effective on January 1, 2008:

Name and Principal Position	Fiscal Year 2006	February 2007	Percent Increase	January 2008	Percent Increase
Steven E. Zuccarini Chief Executive Officer	$300,000	$450,000	50.0%	$550,000	22.2%

Nicholas J. Galassi Chief Financial Officer	$200,000	$250,000	25.0%	$335,000	34.0%

Eric D. Belcher Chief Operating Officer	$225,000	$300,000	33.3%	$425,000	41.7%

Scott A. Frisoni Former Executive Vice President of Sales	$225,000	$275,000	22.2%	(2)	N/A

Neil P. Graver (1) Chief Technology Officer	$118,000	$130,000	10.2%	$135,000	3.9%

(1)	Joined us on March 1, 2006.
(2)	Mr. Frisoni resigned from his position on January 11, 2008. He is entitled to receive $147,500 in 2008 pursuant to his consulting agreement.

Total Compensation Comparison. For 2007, base salaries accounted for approximately 53% of total compensation for the principal executive officer and 73% on average for our other named executive officers.

Annual Cash Incentives

In General. We provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our annual business goals. We review annual cash incentive awards for our named executive officers and other executives annually in January or February to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. Annual cash incentive awards for 2007 were administered under our Annual Incentive Plan. Pursuant to the terms of his employment agreement, in addition to any bonus paid under the our Annual Incentive Plan, Mr. Zuccarini was to receive an annual targeted bonus of $450,000 beginning for fiscal 2007 if our net income reaches targeted levels approved by our Board.

Target Award Opportunities. The 2007 target opportunities under the Annual Incentive Plan (the “Plan”) were approved by the Compensation Committee of the Board of Directors on February 13, 2007. Pursuant to the Plan, a participant is eligible to earn a bonus award equal to a certain percentage of his or her base salary, depending on the participant’s position with the Company. For the named executive officers, the target bonus awards were 100% of base salary for the Chief Executive Officer and the Chief Operating Officer, 75% of base salary for the Chief Financial Officer and the Executive Vice President of Sales and 20% of base salary for the Chief Technology Officer, and the maximum bonus awards payable under the Plan were 2x such target amounts. Mr. Zuccarini did not receive an annual cash incentive award for 2007. The awards for Messrs. Galassi, Belcher and Frisoni were subject to the Compensation Committee’s discretion and they took into account corporate performance measures, including, but not limited to, revenues, EBITDA, net income and successful completion of strategic acquisitions.

	Annual Cash Incentive Award Opportunity
		Target Performance		Maximum Performance		Actual Bonus Earned
		% Salary	$ Amount	% Target	$ Amount	% Target	$ Amount
Steven E. Zuccarini	FY 2007	100%	$450,000	200%	$900,000	—%	$—
Nicholas J. Galassi	FY 2007	75%	$187,500	150%	$375,000	42.7%	$80,000
Eric D. Belcher	FY 2007	100%	$275,000	200%	$550,000	32.7%	$90,000
Scott A. Frisoni	FY 2007	75%	$206,250	150%	$412,500	29.0%	$60,000
Neil P. Graver	FY 2007	20%	$26,000	40%	$52,000	—%	$—

The 2008 target opportunities under the Plan were approved by the Compensation Committee of the Board of Directors on January 22, 2008. For the named executive officers, the target bonus award is 50% of base salary for the Chief Executive Officer, 30% of the base salary for the Chief Operating Officer, Chief Financial Officer and Executive Vice President of Sales and 20% of base salary for the Chief Technology Officer, and the maximum bonus awards payable under the Plan are 2x such target amounts. The 2008 bonus targets were decreased from their 2007 levels due to the larger increase in salaries for 2008 compared to 2007 and the issuance of equity awards to certain executives in January 2008.

Individual Performance Goals. There were no specific individual performance goals for 2007 incentive awards, but the Compensation Committee or the Board could exercise discretion and take into account individual performance in determining awards.

Discretionary Adjustments. Under the Annual Incentive Plan, beginning in 2007, the Compensation Committee may make reasonable adjustments to our overall corporate performance goals and our actual performance results that may cause differences between the numbers used for our performance goals and the numbers reported in our financial statements. These adjustments may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executives, such as natural disasters, litigation, or regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, such as restructurings, acquisitions, or divestitures.

Total Compensation Comparison. For the last completed fiscal year, the annual bonus accounted for 0% of total compensation for the principal executive officer and 18% on average for our other named executive officers. In setting the target bonus amounts, our Board took into consideration that our named executive officers have significant equity interests in us through direct ownership of shares or prior option grants, which already provide them with performance incentives.

Long-term Equity Incentives

In General. We provide the opportunity for our named executive officers and other executives to earn a long-term equity incentive award. Long-term incentive awards provide employees with the incentive to stay with us for longer periods of time, which in turn, provides us with greater stability during a period of rapid growth. Typically, we review long-term equity incentives for our named executive officers and other executives annually in January. For the last completed fiscal year, our long-term equity incentive program consisted of grants of stock options.

Stock Options. For our named executive officers, our stock option program is based on grants that are individually negotiated in connection with employment agreements and other grants to our executives. We have traditionally used stock options as a form of equity compensation because stock options provide a relatively straightforward incentive for our executives, result in less immediate dilution of existing stockholders’ interests and, prior to our adoption of FAS 123(R), resulted in less compensation expense for us relative to other types of equity awards. On March 1, 2006 we granted Mr. Graver options to purchase 30,000 shares of common stock in connection with his commencement of employment. On May 8, 2006, at our request and to better align the value of his equity award with the long-term interests of our stockholders, Mr. Zuccarini agreed to amend his employment agreement to, among other things, eliminate his right to receive vested options to purchase 600,000 shares at an exercise price of $0.50 per share, which were subject to achievement of certain business and financial performance targets. As part of this amendment, Mr. Zuccarini received a grant of options to purchase 750,000 shares of common stock at an exercise price of $4.92 per share, which was the price paid by SNP Corporation Ltd. pursuant to its purchase of 254,065 of our shares in April 2006. The fair market value of our shares as of May 8, 2006 was later (in June 2006) determined by an independent valuation specialist to be $5.35 per share. All other grants of stock options to our employees were granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. For a discussion of the determination of the fair market value of these grants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Stock-Based Compensation” in our Annual Report on Form 10-K filed on March 17, 2008.

We do not time stock option grants to executives in coordination with the release of material non-public information. Our stock options have a 10-year contractual exercise term. In general, the option grants are also subject to the following post-termination and change in control provisions:

Event	Award Vesting	Exercise Term
Termination by Us for Reason Other than Cause, Disability or Death	Forfeit Unvested	Earlier of: (1) 1 Year or (2) Remaining Option Period

Disability or Death	Forfeit Unvested	Option Period

Termination for Cause	Forfeit Vested and Unvested	Expire

Other Termination	Forfeit Unvested	Earlier of: (1) Remaining Option Period or (2) 30 Days from Date of Termination

Change in Control	Accelerated*	*

*	The Compensation Committee may provide that, in the event of a change in control, any outstanding awards that are unexercisable or otherwise unvested will become fully vested and immediately exercisable. If there is a termination of employment, the applicable termination provisions regarding exercise term will apply.

The vesting of certain of our named executive officers’ stock options is accelerated pursuant to the terms of their employment agreements in certain termination and/or change in control events. These terms are more fully described in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.”

Total Compensation Comparison. For 2007, long-term equity incentives accounted for approximately 45% of total compensation for the principal executive officer and 3% on average for our other named executive officers. The Board determined that our named executive officers had a sufficient equity stake in us, consisting of shares of common stock and/or existing options, to align their interests with ours and our stockholders and consequently there were no new grants in 2007 to our named executive officers.

2008 Equity Grants. In order to attract, motivate, and retain talented executive officers, in January 2008, we granted to Messrs. Belcher and Galassi 69,638 and 55,710 restricted shares of common stock, respectively. We provided our executive officers with both cash and equity incentives to further the interests of us and our stockholders, and provide key employees with long term incentives so we can retain them and provide stability during periods of rapid growth. In addition, Mr. Belcher received an option to purchase 161,031 shares of common stock and Mr. Galassi received an option to purchase 128,824 shares of common stock. The restricted stock awards vest in four equal annual installments beginning on January 2, 2009. The stock options also vest in four equal annual installments beginning on January 2, 2009, have a term of ten years, and an exercise price of $14.36 per share. Both the restricted stock and stock options will (i) immediately vest for an additional twenty-four (24) months following a termination of the executive’s employment, either by the Company other than for cause or by the executive for good reason, and (ii) vest in their entirety upon a termination of the executive’s employment, either by the Company other than for cause or by the executive for good reason, in connection with a change in control.

Executive Benefits and Perquisites

In General. We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. We do not match employee contributions under our 401(k) plan. We provide these benefits to provide an additional incentive for our executives and to remain competitive in the general marketplace for executive talent. For the last completed fiscal year, we provided the following personal benefits and perquisites to our named executives officers:

Executive Benefit	Description
Reimbursed Car Payments	Certain executives are reimbursed for their automobile lease payments.

Reimbursed Medical Insurance Premiums	We reimburse certain executives for their medical insurance premium payments.

Health Club Membership	Mr. Galassi’s membership dues are reimbursed.

Total Compensation Comparison. For 2007, personal benefits and perquisites accounted for approximately 2% of total compensation for the principal executive officer and 6% on average for our other named executive officers.

Change in Control and Severance Benefits

In General. We provide the opportunity for certain of our named executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. Our severance and change in control provisions for the named executive officers are summarized in “—Employment Agreements” and “—Potential Payments upon Termination or Change in Control.” Our analysis indicates that our severance and change in control provisions are consistent with the provisions and benefit levels of other companies disclosing such provisions as reported in public SEC filings. We believe our arrangements are reasonable in light of the fact that cash severance is limited to two years for Mr. Zuccarini (at a rate of $50,000 per month) and one year for Messrs. Galassi and Belcher (at a rate equal to their then current base salary), there is no severance increase with a change in control and there are no “single trigger” benefits upon a change in control other than the vesting of Mr. Zuccarini’s option awards.

Executive Compensation

The following table shows information concerning the annual compensation for services provided to us by our Chief Executive Officer, the Chief Financial Officer and our three other most highly compensated executive officers during 2006 and 2007.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards(1) ($)	All Other Compensation(2) ($)	Total Compensation ($)
Steven E. Zuccarini	2007	450,000	—		386,250	17,475	853,725
Chief Executive Officer	2006	300,000	—		249,194	9,600	558,794

Nicholas J. Galassi	2007	250,000	80,000	(3)	3,600	24,660	358,260
Chief Financial Officer	2006	190,720	25,000	(4)	7,550	22,249	245,519

Eric D. Belcher	2007	300,000	90,000	(3)	5,202	29,588	424,790
Chief Operating Officer	2006	219,097	120,500	(5)	5,202	23,633	368,432

Scott A. Frisoni	2007	275,000	60,000	(3)	4,500	8,520	348,020
Former Executive Vice President of Sales	2006	224,375	25,000	(4)	8,750	18,645	276,770

Neil P. Graver	2007	129,000	—		32,040	9,000	170,040
Chief Technology Officer (6)	2006	96,695	7,500	(4)	26,700	4,050	134,945

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2006 and 2007, except that, with respect to Mr. Galassi and Mr. Frisoni, the amounts reporting in this column are $2,750 higher in 2006 than the amounts reported in our financial statements. The additional expense shown in the 2006 summary compensation table results from requirements of the Securities and Exchange Commission to report option grants made prior to 2006 using the modified prospective transition method pursuant to FAS 123(R), whereas we use the prospective transition method pursuant to FAS 123(R). The assumptions used by us with respect to the valuation of option grants are set forth in “InnerWorkings, Inc. Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” in our Annual Report on Form 10-K. The individual awards reflected in the summary compensation table are summarized below:

	Grant Date	Number of Shares	Amount Recognized in Financial Statements 2006($)	Amount Recognized in Financial Statements 2007($)
Steven E. Zuccarini	5/8/2006	750,000	249,194	386,250
Nicholas J. Galassi	10/1/2005	80,000	4,800	3,600
Eric D. Belcher	9/14/2005	120,000	5,202	5,202
Scott A. Frisoni	10/1/2005	100,000	6,000	4,500
Neil P. Graver	3/1/2006	30,000	26,700	32,040

(2)	Consists of reimbursed car payments for Mr. Zuccarini, reimbursed car payments and reimbursed medical insurance premiums for Messrs. Belcher and Frisoni, reimbursed car payments, reimbursed medical insurance premiums and health club dues for Mr. Galassi and reimbursed medical insurance premiums for Mr. Graver.
(3)	Bonuses earned pursuant to the Compensation Committee’s discretion, taking into account corporate performance measures, including, but not limited to, revenues, EBITDA, net income and successful completion of strategic acquisitions.
(4)	Special discretionary bonus earned for successfully meeting various performance measures.
(5)	Special discretionary bonus earned upon successful completion of strategic acquisitions.
(6)	Joined us on March 1, 2006.

For a description of the material terms of employment agreements with our named executive officers, see “—Employment Agreements.”

2007 GRANTS OF PLAN-BASED AWARDS

There were no new awards made to our named executive officers under any plan in 2007.

Employee Benefits Plans

2004 Unit Option Plan

Effective January 1, 2004, we adopted the InnerWorkings, LLC 2004 Unit Option Plan. The principal purpose of the Unit Option Plan has been to attract, retain and reward selected employees, consultants and directors through the granting of non-qualified stock options.

Upon adoption in 2006 of our Stock Incentive Plan, the Unit Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Except with respect to rights that may be protected under prior award agreements, outstanding awards under the Unit Option Plan are now subject to the Stock Incentive Plan. No additional awards may be made under the Unit Option Plan on or after the effective date of the Stock Incentive Plan.

2006 Stock Incentive Plan

We adopted the InnerWorkings, Inc. 2006 Stock Incentive Plan, which replaced our Unit Option Plan. The principal purpose of the Stock Incentive Plan is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The Stock Incentive Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock awards, performance-based awards and other stock-based awards.

Annual Incentive Plan

We have adopted the InnerWorkings Annual Incentive Plan (the Annual Incentive Plan) that rewards employees for meeting and exceeding annual performance goals established by the Compensation Committee based on one or more criteria set forth in the Annual Incentive Plan. Beginning in 2007, the Annual Incentive Plan was used to set bonus targets and pay bonuses.

Eligibility to participate in the Annual Incentive Plan is limited to substantially all regular full-time and part-time employees. Temporary employees, any independent contractors, and certain other specified classifications are not eligible to participate in the Annual Incentive Plan.

Employees are eligible to receive bonuses based on meeting operational and financial goals that may be stated (a) as goals of the company, a subsidiary, or a portion thereof, (b) on an absolute basis and/or relative to other companies, or (c) separately for one or more participants or business units. The objective performance goals for the Annual Incentive Plan are established by our Compensation Committee at the beginning of the year. Bonus payouts are determined within a reasonable time after the end of the performance period.

Our Compensation Committee administers the Annual Incentive Plan and has the authority to construe, interpret and implement the Annual Incentive Plan and prescribe, amend and rescind rules and regulations relating to the Annual Incentive Plan. The determination of the Compensation Committee on all matters relating to the Annual Incentive Plan or any award agreement is final, binding and conclusive. The Annual Incentive Plan may be amended or terminated by the Compensation Committee or our Board. However, the Annual Incentive Plan may not be amended without the prior approval of our stockholders, if such approval is necessary to qualify bonuses as performance-based compensation under Section 162(m) of the Code.

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2007.

	Option Awards
Name	Number of Securities Underlying Unexercised Options(#) Exercisable	Number of Securities Underlying Unexercised Options(#) Unexercisable		Option Exercise Price($)	Option Expiration Date
Steven E. Zuccarini	1,091,115	—		0.50	11/05/2014
	125,000	625,000	(1)	4.92	05/08/2016

Nicholas J. Galassi	100,000	—		0.50	09/01/2014
	25,000	—		0.65	07/15/2015
	80,000	—		0.65	10/01/2015

Eric D. Belcher	103,725	—		1.00	07/20/2015
	40,000	40,000	(2)	0.65	09/14/2015
	100,000	—		1.00	10/01/2015

Scott A. Frisoni	25,000	—		0.65	07/15/2015
	100,000	—		0.65	10/01/2015

Neil P. Graver	17,883	10,000	(3)	4.92	03/01/2016

(1)	These options vest in five equal annual installments beginning on May 8, 2008.
(2)	These options vest on June 20, 2008.
(3)	These options vest on September 1, 2008.

2007 OPTION EXERCISES AND STOCK VESTED

The following table summarizes stock option exercises by our named executive officers in 2007. No stock awards vested in 2007.

	Option Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise ($) (1)
Steven E. Zuccarini	276,052	3,588,676
Nicholas J. Galassi	—	—
Eric D. Belcher	41,275	529,938
Scott A. Frisoni	—	—
Neil P. Graver	2,117	18,164

(1)	Value based on aggregate difference between the closing market price on the date of exercise and the exercise price.

Pension Benefits

We do not sponsor any qualified or non-qualified defined benefit plans.

Nonqualified Deferred Compensation

We do not maintain any non-qualified defined contribution or deferred compensation plans. The Compensation Committee, which is comprised solely of “outside directors” as defined for purposes of Section 162(m) of the Code, may elect to provide our officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Compensation Committee determines that doing so is in our best interests. We sponsor a tax-qualified defined contribution 401(k) plan in which Messrs. Belcher, Frisoni and Graver participate.

Employment Agreements

Employment Agreement with Steven E. Zuccarini

We entered into an employment agreement with Steven E. Zuccarini, our Chief Executive Officer, in November 2004 and amended the agreement in May 2006. The employment agreement provides that the amount of Mr. Zuccarini’s base salary will be determined annually by our Board, but will not be less than $550,000 commencing in 2008. Additionally, Mr. Zuccarini will receive a target annual bonus of $275,000 in the event target levels of net income approved by our Board are exceeded. In addition, Mr. Zuccarini will be eligible to receive an annual bonus based on performance targets approved by our Board.

In connection with the execution of his employment agreement in November 2004, Mr. Zuccarini received options to purchase 1,500,000 shares of common stock at an exercise price of $0.50 per share. These options vested upon the completion of our initial public offering. As of December 31, 2007, 1,091,115 of these options remained outstanding.

In connection with his November 2004 employment agreement, Mr. Zuccarini also became entitled to receive fully vested options to purchase 600,000 shares of common stock at an exercise price of $0.50 per share, subject to the achievement of certain business and financial performance targets. In May 2006, at our request and to better align the value of this equity award with the long-term interests of the stockholders, Mr. Zuccarini agreed to amend his employment agreement to eliminate his rights to these options. As part of this amendment, Mr. Zuccarini received a grant of options to purchase 750,000 shares of common stock at an exercise price of $4.92 per share, which was the price per share paid by SNP Corporation Ltd. pursuant to its purchase of 254,065 of our shares in April 2006. These options will vest ratably over six years at a rate of 125,000 per year. Vesting of these options will accelerate in the event of a change of control (as defined in the agreement).

Mr. Zuccarini’s employment agreement may be terminated, with or without cause, by our Board. If we terminate the employment agreement for cause (as defined in the agreement) or on account of death or disability or if Mr. Zuccarini terminates the agreement for any reason other than a good reason (as defined in the agreement), Mr. Zuccarini is entitled to no further compensation or benefits other than those earned through the date of termination. If we terminate the agreement for any reason other than for cause, death or disability, or if Mr. Zuccarini terminates his employment for good reason, we will provide the following severance benefits:

•	continued payment of cash compensation at a rate of $600,000 per year for two years following termination,

•	additional vesting of his options that would have otherwise vested if he had remained employed by us during the two years following the termination of his employment, and

•	continued employee benefits for a period of two years following the termination of his employment or until comparable benefits are provided by a new employer.

Mr. Zuccarini’s employment agreement expires in November 2012.

Employment Agreements with Other Executive Officers

In addition to the employment agreement with Mr. Zuccarini, we have entered into employment agreements with Nicholas J. Galassi and Eric D. Belcher. The employment agreements generally provide for a base salary and eligibility to receive an annual performance bonus. The actual amount of the annual bonus is discretionary and determined based upon the executive’s performance, our performance and certain performance targets approved by our Board (and by the Compensation Committee under our Annual Incentive Plan). The agreements also grant options to purchase shares of common stock and contain customary non-competition and non-solicitation provisions.

The agreements may be terminated, with or without cause, by the executive, the Chief Executive Officer or our Board. If the executive’s employment is terminated by us for cause (as defined in the agreements), on account of death or disability or if the executive terminates his own employment for any reason other than for good reason (as defined in the agreements), the executive is entitled to no further compensation or benefits other than those earned through the date of termination. If the executive’s employment is terminated by us for any reason other than for cause, death or disability, or if the executive terminates his own employment for good reason, we will provide the following severance benefits: (i) continued payment of base salary for 12 months following termination and (ii) immediate vesting of all equity awards for an additional twenty-four (24) months following the termination.

If, during the three months prior to the public announcement of a proposed change of control (as defined in the agreements), or 12 months following a change of control, the executive’s employment is terminated by us for any reason other than cause, or terminated by the executive for good reason, the executive is generally entitled to full vesting of all equity awards. The employment agreements with Messrs. Galassi and Belcher expire in January 2012.

The employment agreement with Scott Frisoni was terminated on January 11, 2008, in connection with Mr. Frisoni’s resignation as the Company’s Executive Vice President of Sales. Mr. Frisoni entered into a consulting agreement with the Company, dated as of January 11, 2008. Under the consulting agreement, Mr. Frisoni agreed to provide consulting services to the Company for one year commencing on January 11, 2008, unless terminated earlier. The term may be extended on a monthly or annual basis upon the mutual written consent of Mr. Frisoni and the Company. The Company will pay Mr. Frisoni $147,500 per year for the term of the consulting agreement for his consulting services. This fee may be modified to a commission-based arrangement at the discretion of the Company. In return, Mr. Frisoni has agreed to provide part-time services to the Company substantially consistent with those he performed as its Executive Vice President of Sales.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2007, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Cash Severance
Steven E. Zuccarini	$50,000 per month for 24 months
Nicholas J. Galassi	$16,667 per month for 12 months
Eric D. Belcher	$18,750 per month for 12 months
Scott A. Frisoni *	$18,750 per month for 12 months
Neil P. Graver	None

*	Mr. Frisoni resigned on January 11, 2008. This table assumes a termination had occurred on December 31, 2007. Mr. Frisoni received no severance payments in connection with his resignation. He entered into a one-year consulting agreement with us for 2008, which is described in more detail in “Employment Agreements.”

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive not for good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2007, the following individuals would be entitled to accelerated vesting of their outstanding stock options described in the table below:

	Value of Equity Awards: Termination Without Cause or For Good Reason(1)	Value of Equity Awards: In Connection With a Change in Control(1)
Steven E. Zuccarini	Additional vesting that would have otherwise vested if employed during 24 months after termination. 250,000 options with value of $3,085,000	Fully Vested. 750,000 options with value of $9,255,000

Nicholas J. Galassi (2)	Immediate vesting of next 2 year’s options as if employment continued for 24 months after termination. As of December 31, 2007, all options have fully vested.	Upon termination, immediate vesting of next 2 year’s options as if employment continued for 24 months after termination. As of December 31, 2007, all options have fully vested.

	Value of Equity Awards: Termination Without Cause or For Good Reason(1)	Value of Equity Awards: In Connection With a Change in Control(1)
Eric D. Belcher (3)	None	Upon termination, immediate vesting of next 2 full year’s options as if employment continued for 2 years after termination. 40,000 options with value of $664,400

Scott A. Frisoni (4)	Immediate vesting of next 2 full year’s options as if employment continued for 24 months after termination. 50,000 options with value of $765,500	Upon termination, immediate vesting of next 2 full year’s options as if employment continued for 24 months after termination. 50,000 options with value of $765,500

Neil P. Graver	None	None

(1)	Values are based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on December 31, 2007, which was $15.96 per share.
(2)	Effective January 1, 2008, all of Mr. Galassi’s equity awards will (i) immediately vest for an additional twenty-four (24) months following a termination of employment without cause or for good reason, and (ii) vest in their entirety upon a termination of employment without cause or for good reason in connection with a change in control.
(3)	Beginning January 1, 2008, all of Mr. Belcher’s equity awards will (i) immediately vest for an additional twenty-four (24) months following a termination of employment without cause or for good reason, and (ii) vest in their entirety upon a termination of employment without cause or for good reason in connection with a change in control.
(4)	Mr. Frisoni’s employment agreement was terminated on January 11, 2008.

In connection with a termination without cause or a termination for good reason, no payments are due unless the executive executes a general release and waiver of claims against us. During the executive’s employment and for a period of two (2) years following a termination for any reason (including a termination without cause or for good reason or a termination in connection with a change in control), the executive cannot, anywhere in the specified geographic region, directly or indirectly:

(i)	perform services for, have any ownership interest in, or participate in the financing, operation, management or control of, any firm, partnership, corporation, or business that engages or participates in a competing business purpose;

(ii)	induce or attempt to induce any customer, potential customer, supplier, licensee, licensor or business relation of ours to cease doing business with us, or in any way interfere with the such relationships or solicit the business of any customer or potential customer of ours; or

(iii)	solicit, encourage, hire, or take any other action which is intended to induce or encourage, or has the effect of inducing or encouraging, any employee or independent contractor of ours to terminate his or her employment or relationship with us.

Additionally, in the event of a termination without cause or for good reason, Steven E. Zuccarini is entitled to receive benefits under any executive and employee benefit plans and/or insurance programs, as may be in effect, for twenty-four months following termination or until he becomes eligible for comparable benefits by virtue of new employment. Based on a December 31, 2007 termination, the benefits would have an estimated aggregate value of $28,066.

The following definitions apply to the termination and change in control provisions in the employment agreements.

A termination for “Cause” occurs if we terminate employment for the any of the following reasons:

(i)	the executive’s failure to perform his reasonably assigned duties after written notice of such failure and a reasonable opportunity to remedy such failure;

(ii)	theft, dishonesty, or falsification of any employment or our records by the executive;

(iii)	the determination that the executive has committed an act or acts constituting a felony or any act involving moral turpitude;

(iv)	the determination that the executive has engaged in willful misconduct or gross negligence that has had a material adverse effect on the our reputation or business; or

(v)	the material breach by the executive of any provision of the employment agreement after written notice of such breach and a reasonably opportunity to cure such breach.

Per Mr. Zuccarini’s employment agreement, clause (i) above no longer applies to him after the completion of our initial public offering in 2006.

A termination for “Good Reason” occurs if the executive terminates his employment for any of the following reasons:

(i)	we materially reduce the executive’s duties or responsibilities below what is customary for that executive’s position without the executive’s consent;

(ii)	we require the executive to relocate his office more than 100 miles from our current office without his consent; or

(iii)	we have breached the terms of the employment agreement and such breach continues for more than thirty (30) days after notice from the executive to us specifying the action which constitutes the breach and demanding its discontinuance.

“Change in Control” means:

(i)	An effective change of control pursuant to which any person or persons acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) beneficial ownership of our stock representing more than thirty-five percent (35%) of the voting power of our then outstanding stock; provided, however, that a Change in Control will not be deemed to occur by virtue of any of the following acquisitions: (A) by us or any Affiliate, (B) by any employee benefit plan (or related trust) sponsored or maintained by us or any Affiliate, or (C) by any underwriter temporarily holding securities pursuant to an offering of such securities;

(ii)	Any person or persons acting as a group acquires beneficial ownership of our stock that, together with our common stock already held by such person or group, constitutes more than fifty (50%) of the total fair market value or voting power of our then outstanding stock. The acquisition of our stock by us in exchange for property, which reduces the number of outstanding shares and increases the percentage ownership by any person or group to more than 50% of our then outstanding stock will be treated as a Change in Control;

(iii)	Individuals who constitute the Board immediately after the Effective Date (the “Incumbent Directors”) cease for any reason to constitute at least a majority of the Board during any 12-month period; provided, however, that: (A) any person becoming a director subsequent thereto whose election or nomination for election was approved by a vote of a majority of the Incumbent Directors then on the Board (either by a specific vote or by approval of our proxy statement in which such person is named as a nominee for director, without written objection to such nomination) will be an Incumbent Director, provided that no individual initially elected or nominated as director as a result of an actual or threatened election contest with respect to directors or as a result of any other actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board will be deemed to be an Incumbent Director; and (B) a Change in Control will not be deemed to have occurred pursuant to this paragraph (iii) if, after the Board is reconstituted, the Incumbent Stockholders (as defined below) beneficially own our stock representing more than thirty-five percent (35%) voting power of our then outstanding stock; or

(iv)

Any person or persons acting as a group acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) assets from us that have a total gross fair market value of at least forty percent (40%) of the total gross fair market value of all of our assets immediately prior to such acquisition. For purposes of this section, gross fair market value means the value of our assets, or the value of the assets being disposed of, without regard to any liabilities associated with such assets. The event described in this paragraph (iv) shall not be deemed to be a Change in Control if the assets are transferred to (A) any owner of our stock in exchange for or with respect to our stock, (B) an entity in which we own, directly or indirectly, at least fifty percent (50%) of the entity’s total value or total voting power, (C) any person that owns, directly or indirectly, at least fifty percent (50%) of our stock, or (D) an entity in which a person described in (iv)(C) above owns at least fifty percent (50%) of the total value or voting power. For purposes of this section, and except as otherwise provided, a person’s status is determined immediately after the transfer of the assets.

Notwithstanding the foregoing, shares of our stock beneficially owned by any of the following (collectively, the “Incumbent Stockholders”) will be excluded for purposes of determining a Change in Control: Incorp., LLC; Richard A. Heise, Jr.; Old Willow Partners, LLC: Heise Family 2005 Grantor Retained Annuity Trust; InnerWorkings Series C Investment Partners, LLC; Orange Media, LLC: Baradaran Revocable Trust; Sam Nazarian; Shula Nasarian Torbati; David and Angella Nazarian Family Trust; Anthony P. Bobulinski; Printworks, LLC; Printworks Series E, LLC; Younes & Soraya Nazarian Revocable Trust; Younes Nazarian 2006 Annuity Trust—Printworks; Soraya T. Nazarian 2006 Annuity Trust—Printworks; New Enterprise Associates 11, Limited Partnership; NEA Ventures 2005, Limited Partnership; or any of their respective affiliates, successors or assigns. In no event will a Change in Control be deemed to have occurred, with respect to the executive, if an employee benefit plan maintained by us or an Affiliate or the executive is part of a purchasing group that consummates the transaction that would otherwise result in a Change in Control. The employee benefit plan or the executive will be deemed “part of a purchasing group” for purposes of the preceding sentence if the plan or the executive is an equity participant in the purchasing company or group, except where participation is: (i) passive ownership of less than two percent (2%) of the stock of the purchasing company; or (ii) ownership of equity participation in the purchasing company or group that is otherwise not significant, as determined prior to the Change in Control by a majority of the non-employee continuing directors.

2007 Director Compensation

The following table summarizes compensation that our directors earned during 2007 for services as members of our Board.

Name	Fees Earned or Paid in Cash($)	Options Awards($)(1)	All Other Compensation($)	Total($)
John R. Walter	—	223,167	—	223,167
Peter J. Barris	—	—	—	—
Sharyar Baradaran	—	—	—	—
Jack M. Greenberg	—	111,125	—	111,125
Linda S. Wolf	—	—	—	—

(1)	Valuation based on the dollar amount of option grants recognized for financial statement reporting purposes pursuant to FAS 123(R) with respect to 2007. The assumptions we used with respect to the valuation of option grants are set forth in “InnerWorkings, Inc. Condensed Consolidated Financial Statements—Notes to Financial Statements—Note 2—Summary of Significant Accounting Policies—Stock-Based Compensation” in our Annual Report on Form 10-K. The aggregate option awards outstanding for each person in the table set forth above as of December 31, 2007 are as follows:

Name	Vested	Unvested	Exercise Price	Expiration Date
Jack M. Greenberg	100,000	—	$0.65	10/1/2015
John R. Walter	1,200,000	—	$0.50	6/1/2014
John R. Walter	66,680	333,320	$4.92	5/8/2016
Linda S. Wolf	12,500	37,500	$16.41	11/15/2016

Mr. Walter’s options to purchase 400,000 shares are exercisable in 16.67% annual installments beginning May 8, 2007. Ms. Wolf’s options are exercisable in 25% annual installments beginning November 15, 2007. Mr. Barris and Mr. Baradaran have not received any stock options.

Summary of Director Compensation

We do not provide cash compensation to our directors for their services as members of the Board or for attendance at Board or committee meetings. However, our directors will be reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees. Under our Stock Incentive Plan, directors are eligible to receive stock option grants at the discretion of the Compensation Committee or other administrator of the plan.

In March 2004, we entered into an agreement with John R. Walter in connection with his election as Chairman of the Board. Under this agreement, Mr. Walter:

•	purchased 100,000 shares of common stock at a price of $0.80 per share in March 2004,

•	purchased 200,000 shares of common stock at a price of $0.80 per share in May 2005, and

•	received options to purchase an additional 1,200,000 shares of common stock at an exercise price of $0.50 per share in March 2004. All of these options are vested.

In connection with the March 2004 agreement, Mr. Walter also became entitled to receive fully vested options to purchase 300,000 shares of common stock at an exercise price of $0.50 per share, subject to the achievement of certain business and financial performance targets. In May 2006, at our request and to better align the value of this equity award with the long-term interests of the stockholders, Mr. Walter agreed to eliminate his rights to these options in exchange for the grant of options to purchase 400,000 shares of common stock at an exercise price of $4.92 per share, which was the price per share paid by SNP in April 2006. These options will vest ratably over six years at a rate of 66,666 per year. Vesting of these options will accelerate in the event of a change of control (as defined in Mr. Walter’s agreement).

In October 2005, we entered into a compensation agreement with Jack Greenberg in connection with his election to the Board. Pursuant to this agreement, we granted Mr. Greenberg options to purchase 100,000 shares of common stock at an exercise price of $0.65 per share. These options vested in two equal installments on June 30, 2006 and 2007.

Upon her appointment to the Board on November 15, 2006, Ms. Wolf was granted options to purchase 50,000 shares of our common stock at an exercise price of $16.41 per share. These options have a term of ten years and vest in four equal annual installments beginning on November 15, 2007. Vesting of these options will accelerate in the event of a change of control (as defined in Ms. Wolf’s agreement).

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act of 1934 (the “Exchange Act”) that might incorporate future filings, including this Annual Report, in whole or in part, the following Report of the Compensation Committee shall not be deemed to be “Soliciting Material,” are not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

REPORT OF THE COMPENSATION COMMITTEE

OF THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

By the Compensation Committee of the Board of Directors,

Jack M. Greenberg (Chairman)
Linda S. Wolf
John R. Walter
Peter J. Barris
Sharyar Baradaran

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee serves, or has at any time served, as an officer or employee of us or any of our subsidiaries. None of our executive officers has served as a member of the Compensation Committee, or other committee serving an equivalent function, of any other entity, one of whose executive officers served as a member of our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 21, 2008 (except as indicated below) by:

•	all persons known by us to own beneficially 5% or more of our outstanding common stock;

•	each of our directors;

•	each of the named executive officers listed in the “EXECUTIVE AND DIRECTOR COMPENSATION—Executive Compensation—Summary Compensation Table” section of this Annual Report on Form 10-K/A; and

•	all of our directors and executive officers as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o InnerWorkings, Inc., 600 West Chicago Avenue, Suite 850, Chicago, Illinois 60610.

Name and Address	Number of Shares Beneficially Owned(1)		Approximate Percent of Class(1)
CERTAIN BENEFICIAL OWNERS:
Entities affiliated Orange Media, LLC	4,315,951	(2)	9.0%
Richard A. Heise, Jr.	6,459,906	(3)	13.4%
Entities affiliated with New Enterprise Associates c/o New Enterprise Associates 1119 St. Paul Street Baltimore, MD 21202	7,127,067	(4)	14.8%
FMR LLC 82 Devonshire Street Boston, MA 02109	5,688,239	(5)	11.8%
William Blair & Company LLC 222 West Adams Chicago, IL 60606	6,407,086	(6)	13.4%

DIRECTORS, DIRECTOR NOMINEES AND NAMED EXECUTIVE OFFICERS:
John R. Walter	1,289,280		2.7%
Steven E. Zuccarini	1,341,115		2.8%
Jack M. Greenberg	106,202		*
Peter J. Barris c/o New Enterprise Associates 1119 St. Paul Street Baltimore, MD 21202	7,130,118	(7)	14.9%
Sharyar Baradaran	—		*
Linda S. Wolf	12,500		*
Nicholas J. Galassi	306,340		*
Scott A. Frisoni	379,489		*
Eric D. Belcher	243,725		*
Neil P. Graver	17,883		*
All directors and executive officers as a group (10 persons)	10,447,163	(8)	21.6%

*	= less than 1%

(1)	“Beneficial ownership” means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of April 21, 2008 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. The number of shares beneficially owned is determined as of April 21, 2008, and the percentages are based upon 48,230,534 shares of our common stock outstanding as of April 21, 2008. Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder.
(2)	Based solely on Schedule 13G filed with the Securities and Exchange Commission on April 28, 2008. Includes 3,921,834 shares held by Orange Media, LLC, which is controlled by Elizabeth Kramer Lefkofsky, the wife of Eric P. Lefkofsky. Includes 394,117 shares held by the Lefkofsky Family Foundation, which is controlled by Mr. and Mrs. Lefkofsky.
(3)	Based solely on Schedule 13G filed with the Securities Exchange Commission on April 28, 2008. Includes 4,128,316 shares owned by Old Willow Partners, LLC and 1,897,417 shares owned by the Heise Family Grantor Annuity Trust, which are both controlled by Richard A. Heise, Jr.
(4)	Based solely on Schedule 13G/A filed with the Securities Exchange Commission on February 14, 2008.
(5)	Based solely on Schedule 13G/A filed with the Securities and Exchange Commission on April 10, 2008.
(6)	Based solely on Schedule 13G/A filed with the Securities and Exchange Commission on January 9, 2008.
(7)	Based solely on Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2008.
(8)	Excludes Scott A. Frisoni, who was not an executive officer as of April 21, 2008.

For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 of our Annual Report on Form 10-K filed March 17, 2008.

Item 13.	Certain Relationships, Related Transactions and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In the ordinary course of our business and in connection with our financing activities, we have entered into a number of transactions with our directors, officers and 5% or greater stockholders. All of the transactions set forth below were approved by the unanimous vote of our Board of Directors. We believe that we have executed all of the transactions set forth below on terms no less favorable to us than we could have obtained from unaffiliated third parties. Our Audit Committee is responsible for approving related party transactions, as defined in applicable rules by the Securities and Exchange Commission. Our Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest situations. Such transactions must be approved by our Audit Committee prior to consummation.

Minority Interest in Echo Global Logistics, Inc.

As of December 31, 2007, we owned 2,000,000 shares of common stock, or 5.8% on a fully-diluted basis, of Echo Global Logistics, Inc., an enterprise transportation management firm, which we acquired in March 2005 for $125,000. Other than Linda S. Wolf, each member of our Board of Directors has a direct and/or an indirect ownership interest in Echo. Certain stockholders of Echo, and their respective ownership interests in Echo, include:

•	John R. Walter (2.7%), one of our directors,

•	Jack Greenberg (0.10%), one of our directors,

•	Old Willow Partners, LLC (0.12%), which is owned by Richard A. Heise, Jr.,

•	Blue Media, LLC (.85%), which is owned by Elizabeth Kramer Lefkofsky, the wife of Eric P. Lefkofsky,

•	Polygal Row, LLC (28.0%), members of which include Old Willow, LLC, Blue Media, LLC, Steven E. Zuccarini, Nicholas J. Galassi, Scott A. Frisoni and Eric D. Belcher,

•	Green Media, LLC (2.5%), which is owned by Eric P. Lefkofsky and his wife, Elizabeth Kramer Lefkofsky,

•	Echo Global Logistics Series C Investment Partners, LLC (12.3%), members of which include Steven E. Zuccarini, our Chief Executive Officer, and John R. Walter, one our directors,

•	Entities affiliated with New Enterprise Associates (13.7%), of which Peter J. Barris, one of our directors, is a partner, and

•	Affiliates of the Nazarian Family (7.4%), which include Sharyar Baradaran, one of our directors.

We provided print procurement services to Echo and as consideration for these services, Echo paid us approximately $88,200 in 2007. In addition, Echo provided transportation services to us in 2007. As consideration for these services, we paid Echo approximately $748,600 in 2007. We also sub-lease a portion of our office space to Echo. Effective January 1, 2006, we entered into a sub-lease agreement with Echo pursuant to which Echo leases approximately 20% of our office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which Echo currently sub-leases a potion of the Company’s Chicago office space. As consideration for the leased space, we billed Echo $178,080 in 2007.

Effective October 1, 2006, we entered into a referral agreement with Echo pursuant to which Echo agreed to pay us a fee equal to 5% of its gross profit on jobs generated through our referral of new customers. Under the terms of the referral agreement, we paid/owed $75,000 in 2007 as of December 31, 2007. The referral agreement was terminated on February 19, 2008.

In June 2006, we entered into a supplier rebate program with Echo, pursuant to which Echo provides us with an annual rebate of 5% on all freight expenditures. In April 2008, we amended the terms of the rebate program, such that we receive an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, we received approximately $14,000 in rebates in 2007.

Transfer of Units to Incorp, LLC

In February 2004, InnerWorkings, LLC purchased a total of 2,400,000 Class A common units from two of our employee stockholders and re-issued the same number of Class A common units to Incorp. As consideration for these transactions, Incorp made cash payments totaling $100,000 to these stockholders and we agreed to eliminate the outstanding commission balances for each of these stockholders, which totaled $410,000 as of the date of the transfer, and to make monthly cash payments to these stockholders totaling $224,000 over a two-year period ending February 2006. Effective January 1, 2006, we entered into a sub-lease agreement with Incorp pursuant to which Incorp leases approximately 20% of our office space for approximately $7,500 per month. The sub-lease agreement expired in April 2007. Under the terms of the lease agreement, Incorp paid us approximately $30,000 in 2007.

DIRECTOR INDEPENDENCE

There are no family relationships among any of the directors or executive officers of the Company. Our Board of Directors has affirmatively determined that five of our six directors, Messrs. Walter, Barris, Baradaran and Greenberg and Ms. Wolf, are “independent directors” as defined in the rules of The Nasdaq Stock Market (“Nasdaq”).

Item 14.	Principal Accounting Fees and Services

FEES BILLED FOR SERVICES RENDERED BY PRINCIPAL

REGISTERED PUBLIC ACCOUNTING FIRM

For the fiscal years ended December 31, 2007 and 2006, Ernst & Young LLP, our independent registered public accounting firm, billed the approximate fees set forth below:

Fees	Fiscal Year Ended December 31, 2007 (2)	Fiscal Year Ended December 31, 2006 (1)
Audit Fees	$488,910	$1,128,505
Audit-Related Fees (3)	119,000	—
Tax Fees (4)	—	—
All Other Fees	—	—
Total	$607,910	$1,128,505

(1)	Audit Fees include fees billed for professional services rendered for the audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, the review of the Form S-1 registration statements filed in connection with our initial public offering and follow-on public offering on August 18, 2006 and January 24, 2007, respectively, and other related services that are normally provided in connection with statutory and regulatory filings.
(2)	Audit Fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings.
(3)	Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit Fees.” These services include accounting consultations and due diligence in connection with mergers and acquisitions, attest services related to financial reporting that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.
(4)	Tax fees consist of fees billed for professional services related to federal, state and international tax compliance, tax advice, assistance with tax audits and appeals and advice related to mergers and acquisitions.

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit service for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be approved during quarterly Audit Committee meetings.

All services provided by Ernst & Young LLP during the fiscal year ended December 31, 2007 were approved by the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

All exhibits filed by the Company in its Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the SEC on March 17, 2008 are incorporated by reference.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date
/s/ STEVEN E. ZUCCARINI	Chief Executive Officer and Director (principal executive officer)	April 29, 2008
Steven E. Zuccarini

/s/ NICHOLAS J. GALASSI	Chief Financial Officer (principal accounting and financial officer)	April 29, 2008
Nicholas J. Galassi

/s/ JOHN R. WALTER	Chairman of the Board	April 29, 2008
John R. Walter

/s/ JACK M. GREENBERG	Director	April 29, 2008
Jack M. Greenberg

/s/ PETER J. BARRIS	Director	April 29, 2008
Peter J. Barris

/s/ SHARYAR BARADARAN	Director	April 29, 2008
Sharyar Baradaran

/s/ LINDA S. WOLF	Director	April 29, 2008
Linda S. Wolf

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.