Form 10-Q
period 2008-03-31
INNERWORKINGS INC
filed 2008-05-12
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filer:  ☐    Accelerated filer:  ☒    Non-accelerated filer:  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of May 9, 2008, the Registrant had 48,480,779 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended March 31,
	2007	2008
Revenue	$58,936,159	$87,191,586
Cost of goods sold	44,530,102	65,623,360

Gross profit	14,406,057	21,568,226
Operating expenses:
Selling, general, and administrative expenses	10,178,331	15,050,555
Depreciation and amortization	443,829	722,923

Income from operations	3,783,897	5,794,748
Other income (expense):
Interest income	485,041	405,658
Interest expense	(1,128)	—
Other, net	68,777	169,255

Total other income	552,690	574,913

Income before taxes	4,336,587	6,369,661
Income tax expense	1,674,856	2,511,645

Net income	$2,661,731	$3,858,016

Basic earnings per share	$0.06	$0.08
Diluted earnings per share	$0.05	$0.08

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,716,239	$29,514,661
Marketable securities	17,975,000	15,134,226
Accounts receivable, net of allowance for doubtful accounts of $1,343,294 and $1,420,548 respectively	77,280,954	69,586,644
Unbilled revenue	12,432,916	10,359,562
Inventories	5,455,083	5,303,408
Prepaid expenses	6,653,493	7,547,981
Advances to related parties	11,931	21,123
Deferred income taxes	266,625	—
Other current assets	2,621,990	3,252,418

Total current assets	149,414,231	140,720,023
Property and equipment, net	5,468,597	5,779,760
Intangibles and other assets:
Goodwill	30,522,709	32,468,085
Intangible assets, net of accumulated amortization of $1,511,698 and $1,757,012, respectively	10,632,761	10,387,447
Deposits	366,850	331,247
Investment	125,000	125,000
Deferred income taxes	10,278,685	9,615,091
Other assets	24,397	24,397

	51,950,402	52,951,267

Total assets	$206,833,230	$199,451,050

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$46,017,853	$39,746,900
Amounts due to related parties	103,322	265,703
Current maturities of capital lease obligations	67,503	68,854
Customer deposits	6,203,377	4,047,469
Deferred income taxes	—	444,015
Other liabilities	1,737,622	1,301,189
Accrued expenses	5,110,993	1,002,068

Total current liabilities	59,240,670	46,876,198
Capital lease obligations, less current maturities	147,481	136,109

Total liabilities	59,388,151	47,012,307
Stockholders’ equity:
Common stock, par value $0.00001 per share, 47,982,760 and 48,223,034 shares were issued and outstanding as of December 31, 2007 and March 31, 2008, respectively	480	482
Additional paid-in capital	163,854,365	165,459,331
Treasury stock at cost	(40,000,000)	(40,000,000)
Accumulated other comprehensive income (loss)-unrealized gain (loss) on marketable securities	44,343	(424,977)
Retained earnings	23,545,891	27,403,907

Total stockholders’ equity	147,445,079	152,438,743

Total liabilities and stockholders’ equity	$206,833,230	$199,451,050

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash flows from operating activities
Net income	$2,661,731	$3,858,016
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	48,995	1,374,234
Noncash stock compensation expense	266,324	574,817
Depreciation and amortization	443,829	722,923
Bad debt recoveries	(28,346)	(116,233)
Deferred financing expense	2,396	—
Change in assets, net of acquisitions:
Accounts receivable	(1,875,429)	7,686,475
Inventories	42,929	151,675
Unbilled revenue	173,284	2,073,354
Prepaid expenses and other	1,245,240	(1,489,315)
Change in liabilities, net of acquisitions:
Accounts payable	(635,383)	(6,270,953)
Advances to (from) related parties	(113,672)	153,189
Customer deposits	344,595	(2,155,908)
Accrued expenses and other	(1,566,088)	(4,760,629)

Net cash provided by operating activities	1,010,405	1,801,645
Cash flows from investing activities
Purchases of property and equipment	(481,369)	(1,170,387)
Proceeds (purchase) of marketable securities	(23,584,127)	2,371,454
Payments for acquisitions, net of cash acquired	(4,982,933)	(1,224,420)

Net cash used in investing activities	(29,048,429)	(23,353)
Cash flows from financing activities
Principal payments on capital lease obligations	(23,478)	(10,021)
Issuance of shares	37,662,478	122,800
Tax benefit of stock options exercised	2,181,830	907,351

Net cash provided by financing activities	39,820,830	1,020,130

Increase in cash and cash equivalents	11,782,806	2,798,422
Cash and cash equivalents, beginning of period	20,612,944	26,716,239

Cash and cash equivalents, end of period	$32,395,750	$29,514,661

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year of 2008. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Marketable Securities

The fair values of the Company’s marketable securities, which consist of auction-rate securities, are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other things, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. As a result of the temporary decline in fair value for the Company’s auction-rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss of approximately $740,000 to accumulated other comprehensive income (loss). Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any special circumstances, the Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2007 analysis performed, no impairment charges were required.

The increase in goodwill for the three months ended March 31, 2008 is the result of an earn-out payment of $1,038,630, working capital adjustments of $185,790 and net asset adjustments of $720,956.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, non-compete agreements and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately thirteen years, five years and four years, respectively.

The following is a summary of the intangible assets:

	December 31, 2007	March 31, 2008	Weighted- Average Life
Customer lists	$11,082,459	$11,082,459	13.4 years
Non-compete agreements	672,000	672,000	4.5 years
Trade names	390,000	390,000	4.0 years

	12,144,459	12,144,459
Less accumulated amortization	(1,511,698)	(1,757,012)

Intangible assets, net	$10,632,761	$10,387,447

Amortization expense related to these intangible assets was $190,308 and $245,314 for the three months ended March 31, 2007 and 2008, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The estimated amortization expense for the next five years is as follows:

2008	$1,068,447
2009	1,010,963
2010	962,213
2011	895,863
2012	872,263
Thereafter	5,577,698

$10,387,447

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) issued FAS 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. 157-b, “Effective Date of FASB Statement No. 157” (FSP 157-b), which provides a one-year deferral of the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only adopted FAS 157 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The adoption of FAS 157 did not have a material impact on the Company’s fair value measurements. The provisions of FAS 157 have not been applied to non-financial assets and non-financial liabilities.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected not to apply the fair value option to any of its financial assets and financial instruments at this time.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123 (R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, the Company continues to account for non-vested equity awards outstanding at the date of adopting Statement 123 (R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options.

During the three month period ended March 31, 2008, the Company issued 207,380 options to various employees of the Company. In addition, the Company granted 467,392 restricted common shares to employees. No options were granted during the three months ended March 31, 2007. The Company used the Black-Scholes option valuation model and the assumptions listed below to determine the fair value of options granted during the first quarter of 2008. The Company recorded $266,324 and $574,817 in compensation expense for the three month periods ended March 31, 2007 and 2008, respectively.

The following assumptions were utilized in the valuation for options granted in 2008:

Dividend yield	—%
Risk-free interest rate	3.01%-3.54%
Expected life	7 years
Volatility	33.5%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and restricted stock. During the three months ended March 31, 2007 and 2008, 100,000 and 798,772 options, respectively, were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2007 and 2008 are as follows:

	Three Months Ended March 31,
	2007	2008
Numerator:
Net income	$2,661,731	$3,858,016

Denominator:
Denominator for basic earnings per share-weighted-average shares	46,545,330	48,025,475

Effect of dilutive securities:
Employee stock options and restricted stock	2,705,295	3,293,951

Denominator for dilutive earnings per share	49,250,625	51,319,426

Basic earnings per share	$0.06	$0.08

Diluted earnings per share	$0.05	$0.08

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.	Accumulated Other Comprehensive Income

	Three months ended March 31,
	2007	2008
Net income	$2,661,731	$3,858,016
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	46,122	(469,320)

Total comprehensive income	$2,707,853	$3,388,696

4.	Related Parties

As of March 31, 2008, the Company owned 2,000,000 shares of common stock, or 5.5%, of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, which it acquired in February 2005 for $125,000. In November 2005, the Company entered into an agreement with Echo pursuant to which Echo sub-leased a portion of the Company’s office space in Chicago, and paid 20% of the Company’s lease payment (and 25% of its overhead expense) relating to this space. In January 2007, the Company amended the agreement and Echo agreed to pay 35% of the Company’s lease payments for this space. This agreement expired in April 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which it currently sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payment and overhead expense relating to this space. Echo paid the Company approximately $23,000 and $56,000 in lease payments for the three months ended March 31, 2007 and 2008, respectively. The Company has notified Echo that it intends to terminate the sub-lease agreement at the end of 2008.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ended March 31, 2007 and 2008 was approximately $5,000 and $37,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $196,000 and $485,000 for the three months ended March 31, 2007 and 2008, respectively. The net amount payable to Echo at March 31, 2008 was approximately $245,000.

Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay the Company a fee equal to 5% of its gross profit on transactions generated through the Company’s referral of new customers, subject to a $75,000 cap per year client referred. Echo did not pay or owe the Company any amounts under the referral agreement for the three months ended March 31, 2007 and 2008. The referral agreement was terminated on February 18, 2008.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provides the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $4,000 and $3,000 in rebates for the three months ended March 31, 2007 and 2008, respectively.

The Company also sub-leased a portion of the Company’s office space to Incorp, LLC, the Company’s former largest stockholder. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp, pursuant to which Incorp leased a portion of the Company’s office space in Chicago, and paid 20% of the Company’s monthly rent for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

5.	Fair Value Measurement

As discussed in Note 1, Fair Value of Financial Instruments, the Company adopted Statement 157 on January 1, 2008 for their financial assets and financial liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s financial assets primarily relate to their marketable securities.

The Company utilizes the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

        Statement 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•	Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company’s investments in student loan auction-rate securities are its only Level 3 assets. The fair values of these securities are estimated utilizing a discounted cash flow analysis or other type of valuation model as of March 31, 2008. These analyses consider, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth our financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2008:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate commercial paper	$4,195,278	$—	$4,195,278	$—
Money market fund	$12,500,000	—	12,500,000	—
Marketable Securities	15,134,226	—	—	15,134,226

Total	$31,829,504	$—	$16,695,278	$15,134,226

The following table summarizes the change in fair values for Level 3 items for the quarter ended March 31, 2008.

Level 3
Changes in fair value during the period ended March 31, 2008 (pre-tax):
Beginning Balance	$—
Transfer to Level 3	15,875,000
Unrealized loss - included in other comprehensive income	(740,774)

Ending Balance	$15,134,226

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6.	Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires companies to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired, assets and liabilities arising from contingencies, defining a purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009. The Company is currently evaluating what impact, if any, SFAS 141(R) will have on its consolidated financial statements.

7.	Subsequent Events

Partial Sale of Investment

As of March 31, 2008, the Company owned 2,000,000 shares of common stock in Echo Global Logistics (See note 4). The stock is currently valued based on the cost method for the February 2005 purchase price of $125,000. On May 7, 2008, the Company sold 500,000 shares of common stock in Echo, or 25% of its holdings, for $5 million in cash. The shares were purchased by Printworks Series E, LLC, an affiliate of the Nazarian family and a stockholder of the Company. On April 30, 2008, Echo filed its Registration Statement on Form S-1 with the SEC for a potential initial public offering.

Share Repurchase

On May 8, 2008, the Company announced that its Board of Directors approved the repurchase of shares of Common Stock for an aggregate purchase amount of up to $50 million, exclusive of any fees, commissions or other expenses related to such repurchases, either: (1) in the open market (including through block purchases or tender offers), (2) through transactions in certain instruments or agreements that may be characterized as derivatives or (3) through privately-negotiated transactions, through December 31, 2009, and the subsequent retirement of any such repurchased shares.

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

Our proprietary software applications and database, PPM4™, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for print jobs. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match our print jobs with suppliers that are optimally suited to meet the client’s needs at a highly competitive price. Our procurement managers use PPM4™ to manage the print procurement process from end-to-end.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $87.2 million and $58.9 million during the three months ended March 31, 2008 and 2007, respectively, an increase of 47.9%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of March 31, 2008, we had 121 enterprise clients and, for the three months ended March 31, 2008, we have served over 2,900 transactional clients. During the three months ended March 31, 2008, enterprise clients accounted for 64% of our revenue, while transactional clients accounted for 36% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. We have early payment discount terms with several of our key suppliers. As we continue to take advantage of the early payment terms, it reduces our overall cost of goods sold. Our gross profit for the three months ended March 31, 2008 and 2007 was $21.6 million and $14.4 million, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 19.2% and 27.2% during the three months ended March 31, 2008 and 2007, respectively. Commission expense generally fluctuates based on the percentage of revenue generated from enterprise clients compared to transactional clients. The decrease in commission expense as a percentage of revenue is the result of an increase in revenue from enterprise clients which tend to pay lower commission rates than our transactional clients. Revenue from enterprise clients increased from 60% for the three months ended March 31, 2007 to 64% for the three months ended March 31, 2008.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance net of accrued earned commissions not yet paid increased to $1.9 million as of March 31, 2008 from $936,000 as of March 31, 2007.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. General and administrative expenses as a percentage of revenue were 12.5% and 10.6% for the three months ended March 31, 2008 and 2007, respectively. The increase in general and administrative expenses as a percentage of revenue is primarily due to the incremental professional expenses associated with being a public company, which consist of increased legal and accounting fees, including costs associated with becoming Sarbanes-Oxley compliant. Additionally, as we continue to grow in size, both in workforce and geography, there has been a corresponding increase in salary, facility and office expense. Stock-based compensation expense also increased during the three months ended March 31, 2008 due to our senior management equity grants in January 2008.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. For the three months ended March 31, 2008 and 2007, our bad debt recovery was $116,233 and $28,346, respectively.

Our income from operations for the three months ended March 31, 2008 and 2007 was $5.8 million and $3.8 million, respectively.

Comparison of three months ended March 31, 2008 and 2007

Revenue

Our revenue increased by $28.3 million, or 47.9%, from $58.9 million during the three months ended March 31, 2007 to $87.2 million during the three months ended March 31, 2008. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $20.4 million, or 58.0%, from $35.2 million during the three months ended March 31, 2007 to $55.6 million during the three months ended March 31, 2008. As of March 31, 2008, we had 121 enterprise clients compared to 99 enterprise clients under contract as of March 31, 2007. Additionally, revenue from transactional clients increased by $7.8 million, or 33.0%, from $23.8 million during the three months ended March 31, 2007 to $31.6 million during the three months ended March 31, 2008. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 68, or 41.7%, from 163 as of March 31, 2007 to 232 as of March 31, 2008.

Cost of goods sold

Our cost of goods sold increased by $21.1 million, or 47.4%, from $44.5 million during the three months ended March 31, 2007 to $65.6 million during the three months ended March 31, 2008. The increase reflects the revenue growth during the three months ended March 31, 2008. Our cost of goods sold as a percentage of revenue decreased from 75.6% during the three months ended March 31, 2007 to 75.3% during the three months ended March 31, 2008. The decrease is the result of our utilization of early payment terms with many of our key suppliers. As we continue to take advantage of the early payment terms, it reduces our overall cost of goods sold and increases our gross margin. Our gross profit for the three months ended March 31, 2007 and 2008 was $14.4 million, or 24.4% of revenue, and $21.6 million, or 24.7% of revenue, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 24.4% during the three months ended March 31, 2007 to 24.7% during the three months ended March 31, 2008. The increase is primarily the result of utilizing the early payment discounts with several of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $226,000, or 5.8%, from $3.9 million during the three months ended March 31, 2007 to $4.1 million during the three months ended March 31, 2008. As a percentage of gross profit, commission expense decreased from 27.2% during the three months ended March 31, 2007 to 19.2% during the three months ended March 31, 2008. The decrease in commission expense is the result of an increase in revenue from enterprise clients, which tend to pay lower commission rates than our transactional clients. Revenue from enterprise clients increased from 60% for the three months ended March 31, 2007 to 64% for the three months ended March 31, 2008.

General and administrative expense increased by $4.6 million, or 74.2%, from $6.3 million during the three months ended March 31, 2007 to $10.9 million during the three months ended March 31, 2008. General and administrative expense increased as a percentage of revenue from 10.6% during the three months ended March 31, 2007 to 12.5% during the three months ended March 31, 2008. The increase in general and administrative expenses as a percentage of revenue is primarily due to the incremental professional expenses associated with being a public company, which consist of increased legal and accounting fees, including costs associated with becoming Sarbanes-Oxley compliant, as well as the additional stock-based compensation expense incurred during the three months ended March 31, 2008. Additionally, as we continue to grow in size, both in workforce and geography, there has been a corresponding increase in salary, facility and office expense.

Depreciation and amortization

Depreciation and amortization expense increased by $279,000, or 62.9%, from $444,000 during the three months ended March 31, 2007 to $723,000 during the three months ended March 31, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our 2007 acquisitions.

Income from operations

Income from operations increased by $2.0 million, or 53.1%, from $3.8 million during the three months ended March 31, 2007 to $5.8 million during the three months ended March 31, 2008. As a percentage of revenue, income from operations increased from 6.4% during the three months ended March 31, 2007 to 6.6% during the three months ended March 31, 2008. The increase in income from operations as a percentage of revenue is a result of an increase in our gross profit margin and a decrease in commission expense as a percentage of revenue.

Other income and expense

Other income and expense increased by $22,000 from $553,000 during the three months ended March 31, 2007 to $575,000 during the three months ended March 31, 2008. The increase is due to an increase of $100,000 in the gain on sale of investments from $69,000 to $169,000 for the three months ended March 31, 2007 and 2008, respectively, offset by a decrease in interest income of $79,000 from $485,000 to $406,000 for the three months ended March 31, 2007 and 2008, respectively.

Provision for income taxes

Provision for income taxes increased by $837,000 from $1.7 million during the three months ended March 31, 2007 to $2.5 million during the three months ended March 31, 2008. Our effective tax rate was 38.6% and 39.4% for the three month periods ended March 31, 2007 and 2008, respectively.

Net income

Net income increased by $1.2 million, or 44.9%, from $2.7 during the three months ended March 31, 2007 to $3.9 million during the three months ended March 31, 2008. Net income as a percentage of revenue decreased from 4.5% during the three months ended March 31, 2007 to 4.4% during the three months ended March 31, 2008.

Liquidity and Capital Resources

At March 31, 2008, we had $44.6 million of cash, cash equivalents and marketable securities. Our marketable securities include auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of March 31, 2008. We continue to believe that the credit quality of these securities is high. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2008 was $1.8 million and primarily consisted of net income of $3.9 million and $2.6 million of non-cash items, offset by $4.6 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable of $7.7 million resulting from cash collections with a decrease in accounts payable of $6.3 million due to early payments to vendors and accrued expenses and other of $4.8 million.

Cash provided by operating activities in the three months ended March 31, 2007 was $1.0 million and consisted of net income of $2.7 million and $733,000 of non-cash items, offset by $2.4 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $1.9 million with a decrease in accrued expenses of $1.6 million, primarily due to the $1.1 million payment of 2006 income taxes.

Investing Activities. Cash used in investing activities in the three months ended March 31, 2008 of $23,000 was attributable to the proceeds on sale of marketable securities of $2.4 million, offset by $1.2 million in payments made in connection with our 2007 acquisitions and capital expenditures of $1.2 million.

Cash used in investing activities in the three months ended March 31, 2007 of $29.0 million was attributable to the purchase of marketable securities of $23.6 million with a portion of the net proceeds received from our follow-on offering, cash paid for the Spectrum acquisition of $3.3 million, additional purchase price payments of $1.6 million made in connection with the 2006 acquisitions of CoreVision and Applied Graphics and capital expenditures of $481,000.

Financing Activities. Cash provided by financing activities in the three months ended March 31, 2008 of $1.0 million was primarily attributable to a tax benefit of stock options exercised of $900,000 and the proceeds related to the exercise of stock options of $123,000.

Cash provided by financing activities in the three months ended March 31, 2007 of $39.7 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts and commissions and offering related expenses, of approximately $37.7 million and a tax benefit of stock options exercised of approximately $2.2 million.

We have a $20.0 million line of credit with JPMorgan Chase Bank, N.A. The line of credit was unused as of March 31, 2008. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

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

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of March 31, 2008, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	220	85	135	—	—
Operating lease obligations	15,187	3,363	5,755	3,546	2,523

Total	$15,407	$3,448	$5,890	$3,546	$2,523

This table does not include any contingent obligations related to any acquisitions. For discussion of 2007 acquisitions, see “Management Discussion and Analysis – Recent Developments” in the Company’s Form 10-K for the year ended December 31, 2007.

Critical Accounting Policies and Estimates

As of March 31, 2008, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires companies to continue to follow the guidance in SFAS No. 141 for certain aspects of business combinations, with additional guidance provided defining the acquirer, recognizing and measuring the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquired, assets and liabilities arising from contingencies, defining a purchase and recognizing and measuring goodwill or a gain from a bargain purchase. This statement is effective for all business combinations for which the acquisition date is on or after the beginning of an entity’s first fiscal year that begins after December 15, 2008. The Company will implement SFAS No. 141(R) for any business combinations occurring at or subsequent to January 1, 2009. The Company is currently evaluating what impact, if any, SFAS 141(R) will have on its consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2007.

Additional Information

The Company makes its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through its Internet website (http://www.inwk.com) as soon as reasonably practical after it electronically files or furnishes such materials to the SEC. All of the Company’s filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Interest Rate Risk

We have exposure to changes in interest rates on our line of credit. The interest rate on our line of credit fluctuates based on the prime rate. Assuming the $20.0 million line of credit was fully drawn, a 1.0% increase in the prime rate would increase our annual interest expense by $200,000. The $20 million line of credit, effective July 1, 2007, has a term of one year and will mature on June 30, 2008. The line of credit was unused as of March 31, 2008. The maximum amount outstanding under our line of credit cannot exceed 80% of the book value of our eligible accounts receivable. Our line of credit contains limitations on our ability to incur indebtedness, create liens and make certain investments. Advances made under our line of credit accrue interest at a per annum rate equal to the prime rate.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 5.	Other Information

On May 7, 2008, we entered in a stock purchase agreement with Printworks Series E, LLC, one of our stockholders and an affiliate of the Nazarian family, pursuant to which we sold 500,000 shares of common stock of Echo Global Logistics, Inc. for a purchase price of $5 million. The agreement is filed as Exhibit 10.1 to this Form 10-Q.

Item 6.	Exhibits

(a) The following is a list of exhibits filed as part of this Form 10-Q:

Exhibit No	Description of Exhibit
10.1	Stock Purchase Agreement dated May 7, 2008 by and between InnerWorkings, Inc. and Printworks Series E, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 12, 2008	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: May 12, 2008	By:	/s/ Nicholas J. Galassi
Nicholas J. Galassi
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Stock Purchase Agreement dated May 7, 2008 by and between InnerWorkings, Inc. and Printworks Series E, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.