Form 10-Q
period 2008-06-30
INNERWORKINGS INC
filed 2008-08-11
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Chicago, Illinois 60654

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

As of August 8, 2008, the Registrant had 48,505,670 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Revenue	$67,306,816	$105,346,429	$126,242,975	$192,538,015
Cost of goods sold	50,081,240	79,568,042	94,611,342	145,191,402

Gross profit	17,225,576	25,778,387	31,631,633	47,346,613
Operating expenses:
Selling, general, and administrative expenses	11,145,864	19,499,236	21,324,195	34,549,791
Depreciation and amortization	495,289	1,147,080	939,118	1,870,003

Income from operations	5,584,423	5,132,071	9,368,320	10,926,819
Other income (expense):
Gain on sale of investment	—	4,646,961	—	4,646,961
Interest income	591,070	249,325	1,076,111	654,983
Interest expense	(10,035)	(33,713)	(11,163)	(33,713)
Other, net	109,131	54,489	177,908	223,744

Total other income	690,166	4,917,062	1,242,856	5,491,975

Income before income taxes	6,274,589	10,049,133	10,611,176	16,418,794
Income tax expense	2,453,297	3,943,838	4,128,153	6,455,483

Net income	$3,821,292	$6,105,295	$6,483,023	$9,963,311

Basic earnings per share	$0.08	$0.13	$0.14	$0.21
Diluted earnings per share	$0.08	$0.12	$0.13	$0.20

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,716,239	$19,617,235
Marketable securities	17,975,000	14,893,230
Accounts receivable, net of allowance for doubtful accounts of $1,343,294 and $2,668,850, respectively	77,280,954	79,424,592
Unbilled revenue	12,432,916	16,585,740
Inventories	5,455,083	5,889,908
Prepaid expenses	6,653,493	9,192,543
Advance to seller	—	6,691,063
Advances to related parties	11,931	12,969
Deferred income taxes	266,625	387,395
Other current assets	2,621,990	3,580,931

Total current assets	149,414,231	156,275,606
Property and equipment, net	5,468,597	6,587,570
Intangibles and other assets:
Goodwill	30,522,709	35,003,989
Intangible assets, net of accumulated amortization of $1,511,698 and $2,276,769, respectively	10,632,761	16,105,690
Deposits	366,850	331,247
Investment	125,000	93,750
Deferred income taxes	10,278,685	9,188,547
Other assets	24,397	541,647

	51,950,402	61,264,870

Total assets	$206,833,230	$224,128,046

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$46,017,853	$58,317,314
Advances from related parties	103,322	152,034
Current maturities of capital lease obligations	67,503	65,814
Revolving credit facility	—	2,000,000
Customer deposits	6,203,377	3,754,264
Other liabilities	1,737,622	1,891,883
Accrued expenses	5,110,993	5,915,991

Total current liabilities	59,240,670	72,097,300
Capital lease obligations, less current maturities	147,481	325,920

Total liabilities	59,388,151	72,423,220
Stockholders’ equity:
Common stock, par value $0.0001 per share, 47,982,760 and 47,674,225 shares were issued and outstanding as of December 31, 2007 and June 30, 2008, respectively	480	476
Additional paid-in capital	163,854,365	166,285,753
Treasury stock at cost	(40,000,000)	(47,525,701)
Accumulated other comprehensive income (loss)	44,343	(564,904)
Retained earnings	23,545,891	33,509,202

Total stockholders’ equity	147,445,079	151,704,826

Total liabilities and stockholders’ equity	$206,833,230	$224,128,046

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash flows from operating activities
Net income	$6,483,023	$9,963,311
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	37,650	969,368
Noncash stock compensation expense	514,944	1,234,722
Depreciation and amortization	939,118	1,870,003
Gain on sale of investment	—	(4,646,961)
Bad debt provision	164,213	1,325,556
Change in assets, net of acquisitions:
Accounts receivable	(4,527,643)	6,697,583
Inventories	(136,822)	166,322
Unbilled revenue	(6,084,451)	(4,152,824)
Prepaid expenses and other	1,405,375	(3,002,110)
Change in liabilities, net of acquisitions:
Accounts payable	2,143,499	5,497,721
Advances to (from) related parties	(145,372)	47,674
Customer deposits	4,703,451	(2,449,113)
Accrued expenses and other	(1,166,616)	(2,426,897)

Net cash provided by operating activities	4,335,160	11,094,355
Cash flows from investing activities
Purchases of property and equipment	(930,293)	(2,217,696)
Deferred financing expense	4,791	(517,250)
Sale of investment	—	4,678,211
Proceeds (purchase) of marketable securities	(3,754,878)	2,443,650
Advance to seller	—	(6,691,063)
Payments for acquisitions, net of cash acquired	(6,260,593)	(11,546,836)

Net cash used in investing activities	(10,945,764)	(13,850,984)
Cash flows from financing activities
Principal payments on capital lease obligations	(43,105)	(42,059)
Net borrowings from revolving credit facility	—	2,000,000
Issuance of shares	37,542,648	163,873
Payment for share repurchase	—	(7,525,707)
Tax benefit of stock options exercised	3,329,625	1,032,795

Net cash provided by (used in) financing activities	40,829,168	(4,371,098)

Effect of exchange rate changes on cash and cash equivalents	—	28,723

Increase (decrease) in cash and cash equivalents	34,218,564	(7,099,004)
Cash and cash equivalents, beginning of period	20,612,944	26,716,239

Cash and cash equivalents, end of period	$54,831,508	$19,617,235

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2007 and 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year of 2008. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Marketable Securities

The fair values of the Company’s marketable securities, which consist of auction-rate securities, are estimated utilizing a discounted cash flow analysis or other type of valuation model as of June 30, 2008. These analyses consider, among other things, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. As a result of the temporary decline in fair value for the Company’s auction-rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss, net of tax, of approximately $169,000 and $638,000 to accumulated other comprehensive income (loss) for the three and six months ended June 30, 2008, respectively. No unrealized losses were recorded for the three or six months ended June 30, 2007. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to earnings as appropriate.

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

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, non-compete agreements and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately fourteen years, four years and thirteen years, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following is a summary of the intangible assets:

	December 31, 2007	June 30, 2008	Weighted- Average Life
Customer lists	$11,082,459	$15,202,459	13.9 years
Non-compete agreements	672,000	670,000	4.4 years
Trade names	390,000	2,510,000	13.3 years

	12,144,459	18,382,459
Less accumulated amortization	(1,511,698)	(2,276,769)

Intangible assets, net	$10,632,761	$16,105,690

Amortization expense related to these intangible assets was $519,757 and $765,071 for the three and six months ended June 30, 2008, respectively, and $190,308 and $380,616 for the three and six months ended June 30, 2007, respectively.

The estimated amortization expense for the next five years is as follows:

2008	$1,467,847
2009	1,421,963
2010	1,348,838
2011	1,296,563
2012	1,272,763
Thereafter	9,297,716

$16,105,690

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

During the six month periods ended June 30, 2008 and 2007, the Company issued 467,392 and 2,000 options, respectively, to various employees of the Company. In addition, during the six month period ended June 30, 2008, the Company granted 207,830 restricted common shares to employees. No restricted common shares were granted in 2007. During the six month periods ended June 30, 2008 and 2007, 272,165 and 688,138 options were exercised, 31,891 and 236,759 of which were exercised during the three month periods ended June 30, 2008 and 2007, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,234,722 and $514,944 in compensation expense for the six month periods ended June 30, 2008 and 2007, respectively.

The following assumptions were utilized in the valuation for options granted in 2007 and 2008:

	2007	2008
Dividend yield	—%	—%
Risk-free interest rate	4.61%	3.01% - 3.54%
Expected life	5 years	7 years
Volatility	33.5%	33.5%

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock. During the three and six months ended June 30, 2008, 954,672 and 1,001,322 options and restricted stock, respectively, were excluded from the calculation as these options and restricted stock were anti-dilutive. During the three and six months ended June 30, 2007, 153,100 options were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2007 and 2008 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Numerator:

Net income	$3,821,292	$6,105,295	$6,483,023	$9,963,311

Denominator:
Denominator for basic earnings per share - weighted-average shares	47,586,708	48,053,002	47,085,194	48,040,574

Effect of dilutive securities:
Employee stock options and restricted stock	2,507,648	2,134,073	2,606,752	2,187,813

Denominator for dilutive earnings per share	50,094,356	50,187,075	49,691,946	50,228,387

Basic earnings per share	$0.08	$0.13	$0.14	$0.21

Diluted earnings per share	$0.08	$0.12	$0.13	$0.20

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.	Accumulated Other Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2007	2008	2007	2008
Net income	$3,821,292	$6,105,295	$6,483,023	$9,963,311
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	44,157	(168,800)	90,279	(638,120)
Foreign currency translation adjustment	—	28,873	—	28,873

Total comprehensive income	$3,865,449	$5,965,368	$6,573,302	$9,354,064

4.	Acquisitions

The increase in goodwill for the six months ended June 30, 2008 is the result of the goodwill acquired in the purchase of etrinsic for $3,175,615, earn-out payments made of $4,497,051, working capital adjustment payments of $185,790, change in net assets of $619,735 and additional acquisition costs of $541,089. This increase in goodwill is offset by adjustments made to the Corporate Edge purchase price allocation based on an updated valuation report which resulted in an additional $4,538,000 being allocated to intangibles, with a corresponding reduction in goodwill.

As of June 30, 2008, the Company has a remaining restructuring liability of $363,080 relating to the 2007 Corporate Edge, Inc. acquisition. The restructuring liabilities consist of $46,680 in severance packages issued to certain Corporate Edge employees upon termination and $316,400 for lease termination costs. For the six months ended June 30, 2008, the Company made approximately $158,000 in severance payments and no lease restructuring payments were made. The Company anticipates that payments associated with the employee terminations will be made by the end of 2008 and lease restructuring costs will be paid by the end of 2010.

etrinsic Acquisition

In May 2008, the Company acquired etrinsic, a provider of print management services. As a result of the acquisition, we established a strategic presence in the United Kingdom and added fifteen sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $6,424,128, including expenses directly related to the acquisition. In addition, there is up to an additional $8,181,140 in cash payable contingent upon the achievement of certain performance measures by etrinsic. Any contingent payments will be recorded as additional goodwill on the Company’s balance sheet. As the Company acquired the stock of etrinsic, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning May 1, 2008.

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

Accounts receivable	$10,290,845
Property and equipment	387,824
Other current assets	1,061,278
Customer list	1,700,000
Goodwill	3,175,615
Accounts payable	(6,801,740)
Other liabilities assumed	(3,389,694)

Net purchase price	$6,424,128

The results of etrinsic’s operations do not have a material impact on the Company’s financial results. Therefore, pro forma financial information is not provided.

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

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

The Company’s investments in student loan auction-rate securities are its only Level 3 assets. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of June 30, 2008. These analyses consider, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth our financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2008:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate commercial paper*	$506,799	$—	$506,799	$—
Money market fund*	$5,000,000	—	5,000,000	—
Marketable securities	14,893,230	—	—	14,893,230

Total	$20,400,029	$—	$5,506,799	$14,893,230

*	Amounts included in cash and cash equivalents.

The following table summarizes the change in fair values for Level 3 items for the quarter ended June 30, 2008.

Level 3
Changes in fair value during the period (pre-tax):
Balance, December 31, 2007	$—
Transfer to Level 3	15,875,000
Unrealized loss - included in other comprehensive income	(740,774)

Balance, March 31, 2008	$15,134,226

Unrealized loss - included in other comprehensive income	(240,996)

Balance, June 30, 2008	$14,893,230

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6.	Share Repurchase Program

In May 2008, the Company’s Board of Directors authorized a new stock repurchase program allowing it to repurchase up to $50 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases, either: (1) in the open market (including through block purchases or tender offers), (2) through transactions in certain instruments or agreements that may be characterized as derivatives or (3) through privately-negotiated transactions, through December 31, 2009.

In the three months ended June 30, 2008, the Company repurchased approximately 581,000 shares of common stock directly at an average price of $12.95 per share. Total cash consideration for the repurchased stock was $7.5 million. These repurchased shares are recorded as part of treasury stock.

7.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries and interest is payable at the adjusted LIBO rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. The Company had outstanding borrowings of $2 million at June 30, 2008.

8.	Related Parties

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo. In May, 2008, the Company sold 500,000 of its shares of common stock in Echo, or 25% of its holdings, for $4.7 million in net cash to the Company. The Company recorded a gain on sale of investment of $4.6 million as the investment was recorded at cost of $31,250. The shares were purchased by Printworks Series E, LLC, an affiliate of the Nazarian family and a stockholder of the Company. On April 30, 2008, Echo filed a Registration Statement on Form S-1 with the SEC for a potential initial public offering.

In November 2005, the Company entered into an agreement with Echo pursuant to which Echo sub-leased a portion of the Company’s office space in Chicago, and paid 20% of the Company’s lease payments (and 25% of its overhead expenses) relating to this space. In January 2007, the Company amended the agreement and Echo agreed to pay 35% of the Company’s lease payments for this space for approximately $7,500 per month. This agreement expired in April 2007. Echo paid the Company approximately $22,500 and $7,500 in lease payments for the three and six months ended June 30, 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which it currently sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payments and overhead expenses relating to this space. Echo paid the Company approximately $58,000 and $114,000 in lease payments for the three and six months ended June 30, 2008, respectively. The Company has notified Echo that it intends to terminate the sub-lease agreement at the end of 2008.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three and six months ended June 30, 2008 was approximately $22,000 and $59,000, respectively. For the three and six months ended June 30, 2007, the Company billed approximately $36,000 and $41,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $665,000 and $1.2 million for the three and six months ended June 30, 2008, respectively. For the three and six months ended June 30, 2007, Echo billed the Company approximately $105,000 and $301,000, respectively. The net amount payable to Echo at June 30, 2008 was approximately $139,000.

Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay the Company a fee equal to 5% of Echo’s gross profit on transactions generated through the Company’s referral of new clients, subject to a $75,000 cap per year per client referred. Echo did not pay or owe the Company any amounts under the referral agreement for the three and six months ended June 30, 2008 and 2007. The referral agreement was terminated on February 18, 2008.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $3,000 and $6,000 in rebates for the three and six months ended June 30, 2008, respectively, and approximately $4,000 and $8,000 for the three and six months ended June 30, 2007, respectively.

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

8.	Subsequent Events

In July 2008, the Company acquired two additional companies which provide procurement and production management of printed and promotional products. The purchase price for both acquisitions totaled $11.5 million, net of cash acquired. The $6.7 million advance to seller relates to one of the acquisitions, as the cash payment was made in June and acquisition was finalized in July. As a result of these acquisitions, the Company broadened its geographic resources and added sales executives and their corresponding production teams.

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

Through our network of over 7,000 suppliers, we offer a full range of print, fulfillment and logistics services and are able to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

We believe the opportunity exists to expand our business into new geographic markets. We also maintain offices in New York, New Jersey, California, Hawaii, Michigan, Missouri, Minnesota, Texas, Pennsylvania and the United Kingdom. Our objective is to continue to increase our sales in the major print markets in both the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to continue to evaluate opportunities to access attractive markets outside the United States.

Recent Developments

Acquisitions

In May 2008, we acquired etrinsic, a leading provider of print management and marketing services based in the United Kingdom. The acquisition price consisted of $6.4 million in cash paid in May 2008 and up to an additional $8.2 million in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011.

In July 2008, we acquired two additional companies which provide procurement and production management of printed and promotional products. As a result of these acquisitions, the Company broadened its geographic resources and added sales executives and their corresponding production teams.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $192.5 million and $126.2 million during the six months ended June 30, 2008 and 2007, respectively, an increase of 52.5%. Our revenue is generated from two different types of clients: enterprise and transactional. Growth within these client types can be either organic or acquisitive. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Some of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of June 30, 2008, we had 130 enterprise clients and, during the six months ended June 30, 2008, we served over 3,100 transactional clients. During the six months ended June 30, 2008, enterprise clients accounted for 64% of our revenue, while transactional clients accounted for 36% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. We have early pay discount terms with several of our key suppliers. As we continue to take advantage of the early pay terms, it reduces our overall cost of goods sold and increases our gross margin. Our gross profit for the six months ended June 30, 2008 and 2007 was $47.3 million or 24.6% of revenue and $31.6 million or 25.1% of revenue, respectively.

Operating Expenses and Income from Operations

Commissions paid to our account executives are a significant component of our operating expenses. The commissions we pay to our account executives are based on the gross profit we collect from the clients for which they have responsibility. As a percentage of our gross profit, commissions were 19.8% and 25.7% during the six months ended June 30, 2008 and 2007, respectively. Commission expense generally fluctuates based on the percentage of revenue generated from enterprise clients compared to transactional clients. The decrease in commission expense as a percentage of gross profit is the result of an increase in revenue from enterprise clients which tend to pay lower commission rates than our transactional clients. Revenue from enterprise clients increased from 62% for the six months ended June 30, 2007 to 64% for the six months ended June 30, 2008.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $2.2 million as of June 30, 2008 from $546,000 as of June 30, 2007.

Our general and administrative expenses consist mainly of compensation costs for our management team and procurement managers. Our general and administrative expenses also include compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. General and administrative expenses as a percentage of revenue were 13.1% and 10.4% for the six months ended June 30, 2008 and 2007, respectively. The increase is the result of an increase in stock based compensation due to the issuance of approximately 675,000 options and restricted shares during the first quarter of 2008, the increase in our bad debt reserve for one client and the build of general corporate infrastructure to support our future growth.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was $1.3 million and $164,000 for the six months ended June 30, 2008 and 2007, respectively.

Our income from operations for the six months ended June 30, 2008 and 2007 was $10.9 million and $9.4 million, respectively.

Comparison of three months ended June 30, 2008 and 2007

Revenue

Our revenue increased by $38.0 million, or 56.5%, from $67.3 million during the three months ended June 30, 2007 to $105.3 million during the three months ended June 30, 2008. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $24.8 million, or 57.8%, from $42.9 million during the three months ended June 30, 2007 to $67.7 million during the three months ended June 30, 2008. As of June 30, 2008, we had 130 enterprise clients compared to 105 enterprise clients as of June 30, 2007. Additionally, revenue from transactional clients increased by $13.2 million, or 54.3%, from $24.4 million during the three months ended June 30, 2007 to $37.6 million during the three months ended June 30, 2008. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 83, or 48.8%, from 170 as of June 30, 2007 to 253 as of June 30, 2008.

Cost of goods sold

Our cost of goods sold increased by $29.5 million, or 58.9%, from $50.1 million during the three months ended June 30, 2007 to $79.6 million during the three months ended June 30, 2008. The increase reflects the revenue growth during the three months ended June 30, 2008. Our cost of goods sold as a percentage of revenue increased from 74.4% during the three months ended June 30, 2007 to 75.5% during the three months ended June 30, 2008. The increase is attributable to the sales activity from our recent acquisitions, whose sales activity, on average, have lower gross margins than our historic business.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.6% during the three months ended June 30, 2007 to 24.5% during the three months ended June 30, 2008. The decrease is the result of our recent acquisitions whose sales activity, on average, have lower gross margins than our historic business.

Selling, general and administrative expenses

Commission expense increased by $1.0 million, or 24.3%, from $4.2 million during the three months ended June 30, 2007 to $5.3 million during the three months ended June 30, 2008. As a percentage of revenue, commission expense decreased from 6.3% during the three months ended June 30, 2007 to 5.0% during the three months ended June 30, 2008. Commissions we pay to our account executives are based on gross profit, and, therefore, the decrease is the result of a decrease in our overall gross margin.

General and administrative expense increased by $7.3 million, or 105.8%, from $6.9 million during the three months ended June 30, 2007 to $14.2 million during the three months ended June 30, 2008. General and administrative expense increased as a percentage of revenue from 10.3% during the three months ended June 30, 2007 to 13.5% during the three months ended June 30, 2008. The increase is the result of an increase in stock based compensation due to the issuance of approximately 675,000 options and restricted shares during the first quarter of 2008, the increase in our bad debt reserve for one client and the build of general corporate infrastructure to support our future growth.

Depreciation and amortization

Depreciation and amortization expense increased by $652,000, or 131.6%, from $495,000 during the three months ended June 30, 2007 to $1.1 million during the three months ended June 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in acquisitions.

Income from operations

Income from operations decreased by $452,000 million, or 8.1%, from $5.6 million during the three months ended June 30, 2007 to $5.1 million during the three months ended June 30, 2008. As a percentage of revenue, income from operations decreased from 8.3% during the three months ended June 30, 2007 to 4.9% during the three months ended June 30, 2008. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $4.2 million from $690,000 during the three months ended June 30, 2007 to $4.9 million during the three months ended June 30, 2008. The significant increase is due to the sale of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. In May 2008, we sold 500,000 shares of common stock in Echo to a related party for $4.7 million in net cash. The gain on sale of this investment was $4.6 million for the three months ended June 30, 2008.

Income tax expense

Income tax expense increased by $1.5 million from $2.5 million during the three months ended June 30, 2007 to $3.9 million during the three months ended June 30, 2008. Our effective tax rate was 39.1% and 39.2% for the three month periods ended June 30, 2007 and 2008, respectively.

Net income

Net income increased by $2.3 million, or 59.8%, from $3.8 million during the three months ended June 30, 2007 to $6.1 million during the three months ended June 30, 2008. Net income as a percentage of revenue increased from 5.7% during the three months ended June 30, 2007 to 5.8% during the three months ended June 30, 2008. The increase in net income as a percentage of revenue is due to the sale of Echo shares to a related party resulting in a gain on sale of investment of $4.6 million offset by an increase in our cost of goods sold and general and administrative expenses as a percentage of revenue.

Comparison of six months ended June 30, 2008 and 2007

Revenue

Our revenue increased by $66.3 million, or 52.5%, from $126.2 million during the six months ended June 30, 2007 to $192.5 million during the six months ended June 30, 2008. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $45.2 million, or 57.9%, from $78.1 million during the six months ended June 30, 2007 to $123.3 million during the six months ended June 30, 2008. As of June 30, 2008, we had 130 enterprise clients compared to 105 enterprise clients as of June 30, 2007. Additionally, revenue from transactional clients increased by $21.1 million, or 43.8%, from $48.1 million during the six months ended June 30, 2007 to $69.2 million during the six months ended June 30, 2008. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 83, or 48.8%, from 170 as of June 30, 2007 to 253 as of June 30, 2008.

Cost of goods sold

Our cost of goods sold increased by $50.6 million, or 53.5%, from $94.6 million during the six months ended June 30, 2007 to $145.2 million during the six months ended June 30, 2008. The increase reflects the revenue growth during the six months ended June 30, 2008. Our cost of goods sold as a percentage of revenue increased from 74.9% during the six months ended June 30, 2007 to 75.4% during the six months ended June 30, 2008. The increase is a result of a higher concentration of our business coming from enterprise accounts, which typically have lower gross margins than our transactional accounts. During the six months ended June 30, 2007, 62% of our revenue was generated from enterprise accounts compared to 64% during the six months ended June 30, 2008.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.1% during the six months ended June 30, 2007 to 24.6% during the six months ended June 30, 2008. The decrease is the result of our recent acquisitions whose sales activity, on average, have lower gross margins than our historic business.

Selling, general and administrative expenses

Commission expense increased by $1.3 million, or 15.4%, from $8.1 million during the six months ended June 30, 2007 to $9.4 million during the six months ended June 30, 2008. As a percentage of gross profit, commission expense decreased from 25.7% during the six months ended June 30, 2007 to 19.8% during the six months ended June 30, 2008. The decrease is a result of a higher concentration of our business coming from enterprise accounts, which have lower gross margins and generally result in lower commission expense to the sales executives. Our enterprise business historically pays lower commission rates than our transactional business. Our revenue from enterprise accounts increased from 62% during the six months ended June 30, 2007 to 64% during the six months ended June 30, 2008.

General and administrative expense increased by $12.0 million, or 90.8%, from $13.2 million during the six months ended June 30, 2007 to $25.2 million during the six months ended June 30, 2008. General and administrative expense increased as a percentage of revenue from 10.4% during the six months ended June 30, 2007 to 13.1% during the six months ended June 30, 2008. The increase is the result of an increase in stock based compensation due to the issuance of approximately 675,000 options and restricted shares during the first quarter of 2008, an increase in the bad debt reserve for one client and the build of general corporate infrastructure to support our future growth.

Depreciation and amortization

Depreciation and amortization expense increased by $931,000, or 99.1%, from $939,000 during the six months ended June 30, 2007 to $1.9 million during the six months ended June 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalization of costs of computer software for internal use in accordance with Statement of Position 98-1. The increase in amortization expense is a result of the amortization of the intangible assets acquired in our acquisitions.

Income from operations

Income from operations increased by $1.6 million, or 16.6%, from $9.4 million during the six months ended June 30, 2007 to $10.9 million during the six months ended June 30, 2008. As a percentage of revenue, income from operations decreased from 7.4% during the six months ended June 30, 2007 to 5.7% during the six months ended June 30, 2008. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $4.2 million from $1.2 million during the six months ended June 30, 2007 to $5.5 million during the six months ended June 30, 2008. The significant increase is due to the sale of a portion of the shares we hold in Echo, a related party. In May 2008, we sold 500,000 shares of common stock in Echo to a related party for $4.7 million in net cash. The gain on sale of this investment was $4.6 million for the six months ended June 30, 2008.

Income tax expense

Income tax expense increased by $2.3 million from $4.1 million during the six months ended June 30, 2007 to $6.5 million during the six months ended June 30, 2008. Our effective tax rate was 38.9% and 39.3% for the six month periods ended June 30, 2007 and 2008, respectively.

Net income

Net income increased by $3.5 million, or 53.7%, from $6.5 million during the six months ended June 30, 2007 to $10.0 million during the six months ended June 30, 2008. Net income as a percentage of revenue increased from 5.1% during the six months ended June 30, 2007 to 5.2% during the six months ended June 30, 2008. The increase in net income as a percentage of revenue is due to the sale of Echo shares resulting in a gain on sale of investment of $4.6 million offset by an increase in our cost of goods sold and general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

At June 30, 2008, we had $34.5 million of cash, cash equivalents and marketable securities. Our marketable securities are auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of June 30, 2008. We continue to believe that the credit quality of these securities is high. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2008 was $11.1 million and primarily consisted of net income of $10.0 million, $753,000 of non-cash items and $378,000 provided by working capital and other activities.

        Cash provided by operating activities in the six months ended June 30, 2007 was $4.3 million and consisted of net income of $6.5 million and $3.8 million used in working capital and other activities. Working capital and other activities primarily consisted of an increase in accounts receivable of $4.5 million and an increase in unbilled revenue of $6.1 million, offset by an increase in customer deposits of $4.7 million.

Investing Activities. Cash used in investing activities in the six months ended June 30, 2008 of $13.9 million was attributable to the proceeds from the sale of marketable securities of $2.4 million and proceeds from the sale of a portion of our Echo investment of $4.7 million, offset by $11.5 million of payments made in connection with our 2007 and 2008 acquisitions, $6.7 million paid in advance to seller, $517,000 of deferred financing fees and capital expenditures of $2.2 million.

Cash used in investing activities for the six months ended June 30, 2007 of $10.9 million was attributable to the purchase of marketable securities of $3.7 million with a portion of the net proceeds received from our follow-on offering, cash paid for the Spectrum acquisition of $3.4 million, earn-out payments of $2.6 million made in connection with the 2006 acquisitions of CoreVision and Graphography and capital expenditures of $930,000.

Financing Activities. Cash used in financing activities in the six months ended June 30, 2008 of $4.4 million was primarily attributable to the $7.5 million repurchase of approximately 581,000 shares of our outstanding common stock, offset by $2.0 million of borrowings on the revolving credit facility and $1.0 million from the tax benefit of options exercised.

Cash provided by financing activities in the six months ended June 30, 2007 of $40.8 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts and commissions and offering related expenses, of approximately $37.5 million and a tax benefit of stock options exercised of approximately $3.3 million.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. We had a $2 million in outstanding borrowing under this facility as of June 30, 2008. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries and interest is payable at the adjusted LIBO rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2008, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.

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

Contractual Obligations

As of June 30, 2008, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$421	$179	$238	$4	$—
Operating lease obligations	14,681	3,550	5,650	3,190	2,291

Total	$15,102	$3,729	$5,888	$3,194	$2,291

This table includes capital lease obligations associated with the May 2008 etrinsic acquisition. This table does not include any contingent obligations related to any acquisitions. For discussion of 2007 and 2008 acquisitions, see “Management’s Discussion and Analysis—Recent Developments” in the Company’s Form 10-K for the year-ended December 31, 2007 and “Management’s Discussion and Analysis—Recent Developments” in this Form 10-Q for discussion of the acquisition made during the six months ended June 30, 2008.

Critical Accounting Policies and Estimates

As of June 30, 2008, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2007.

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

Commodity Risk

We are dependent upon the availability of paper and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depends on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. Assuming we were unable to pass along price increases in paper to our clients, there would be a risk of margin erosion on future business.

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the LIBO rate or the alternate base. Assuming the $75.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $750,000. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

We do not use derivative financial instruments for speculative trading purposes.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 19, 2008. The matters which were voted on by stockholders at the annual meeting included:

(A)	A proposal to elect six directors. Each nominee was elected to a term expiring at our annual meeting of stockholders in 2009 by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld
John R. Walter	35,897,838	1,716,491
Steven E. Zuccarini	37,482,022	132,307
Peter J. Barris	36,681,982	932,971
Sharyar Baradaran	36,489,982	1,124,347
Jack M. Greenberg	36,116,797	1,497,532
Linda S. Wolf	36,680,358	933,971

(B)	A proposal to approve the selection of Ernst & Young LLP as independent registered auditors for the fiscal year ending December 31, 2008. The proposal was approved by a vote of the stockholders as follows:

Affirmative votes	37,549,548
Negative votes	12,763
Abstentions	52,018

(C)	A proposal to approve the Amendment and Restatement of InnerWorkings, Inc. 2006 Stock Incentive Plan. The proposal was approved by a vote of the stockholders as follows:

Affirmative votes	25,156,707
Negative votes	7,134,153
Abstentions	34,389
Broker non-vote	5,289,080

Item 6.	Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 11, 2008	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini
Chief Executive Officer

Date: August 11, 2008	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.