Form 10-Q
period 2008-09-30
INNERWORKINGS INC
filed 2008-11-10
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

As of November 7, 2008, the Registrant had 48,557,170 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Revenue	$72,149,970	$122,016,248	$198,392,945	$314,554,263
Cost of goods sold	53,806,336	92,540,770	148,417,678	237,732,172

Gross profit	18,343,634	29,475,478	49,975,267	76,822,091
Operating expenses:
Selling, general, and administrative expenses	11,877,927	20,305,114	33,202,122	54,854,905
Depreciation and amortization	640,697	1,337,901	1,579,815	3,207,904

Income from operations	5,825,010	7,832,463	15,193,330	18,759,282
Other income (expense):
Gain on sale of investment	—	1,451,198	—	6,098,159
Interest income	637,709	82,968	1,713,820	737,951
Interest expense	(7,576)	(146,839)	(18,739)	(180,552)
Other, net	149,315	—	327,223	223,744

Total other income	779,448	1,387,327	2,022,304	6,879,302

Income before taxes	6,604,458	9,219,790	17,215,634	25,638,584
Income tax expense	2,577,243	3,540,699	6,705,397	9,996,182

Net income	$4,027,215	$5,679,091	$10,510,237	$15,642,402

Basic earnings per share	$0.08	$0.12	$0.22	$0.33
Diluted earnings per share	$0.08	$0.12	$0.21	$0.31

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2007	September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,716,239	$17,985,954
Marketable securities	17,975,000	14,492,918
Accounts receivable, net of allowance for doubtful accounts of $1,343,294 and $2,807,658, respectively	77,280,954	92,197,483
Unbilled revenue	12,432,916	22,322,325
Inventories	5,455,083	8,092,811
Prepaid expenses	6,653,493	7,914,395
Due from related parties	11,931	24,876
Deferred income taxes	266,625	1,656,855
Other current assets	2,621,990	5,011,125

Total current assets	149,414,231	169,698,742
Property and equipment, net	5,468,597	7,824,023
Intangibles and other assets:
Goodwill	30,522,709	58,729,170
Intangible assets, net of accumulated amortization of $1,511,698 and $2,621,777, respectively	10,632,761	16,558,682
Deposits	366,850	362,979
Investment	125,000	84,375
Deferred income taxes	10,278,685	9,012,586
Other assets	24,397	472,452

	51,950,402	85,220,244

Total assets	$206,833,230	$262,743,009

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$46,017,853	$73,137,100
Due to related parties	103,322	314,215
Current maturities of capital lease obligations	67,503	64,527
Revolving credit facility	—	35,478,508
Customer deposits	6,203,377	3,722,156
Other liabilities	1,737,622	146,168
Accrued expenses	5,110,993	10,605,987

Total current liabilities	59,240,670	123,468,661
Capital lease obligations, less current maturities	147,481	271,375

Total liabilities	59,388,151	123,740,036
Stockholders’ equity:
Common stock, par value $0.0001 per share, 47,982,760 and 46,082,347 shares were issued and outstanding as of December 31, 2007 and September 30, 2008, respectively	480	460
Additional paid-in capital	163,854,365	166,754,179
Treasury stock at cost	(40,000,000)	(66,246,271)
Accumulated other comprehensive income (loss)	44,343	(693,688)
Retained earnings	23,545,891	39,188,293

Total stockholders’ equity	147,445,079	139,002,973

Total liabilities and stockholders’ equity	$206,833,230	$262,743,009

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash flows from operating activities
Net income	$10,510,237	$15,642,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(89,864)	(124,131)
Other noncash expense	764,424	1,459,683
Depreciation and amortization	1,579,815	3,207,904
Gain on sale of investment	—	(6,098,159)
Bad debt provision	228,693	1,464,364
Change in assets, net of acquisitions:
Accounts receivable	(8,995,932)	300,853
Inventories	(656,064)	(121,527)
Unbilled revenue	(4,124,623)	(9,889,409)
Prepaid expenses and other	773,558	(2,936,979)
Change in liabilities, net of acquisitions:
Accounts payable	8,785,893	14,551,617
Advances to (from) related parties	(86,150)	197,948
Customer deposits	175,869	(2,481,221)
Accrued expenses and other	(1,991,580)	(445,992)

Net cash provided by operating activities	6,874,276	14,727,353

Cash flows from investing activities
Purchases of property and equipment	(1,343,003)	(4,316,432)
Proceeds from sale of investment	—	6,138,784
Proceeds (purchase) of marketable securities	(5,872,186)	2,599,771
Payments for acquisitions, net of cash acquired	(7,762,513)	(38,150,293)

Net cash used in investing activities	(14,977,702)	(33,728,170)

Cash flows from financing activities
Principal payments on capital lease obligations	(63,289)	(97,891)
Deferred financing expense	—	(448,055)
Net borrowings from revolving credit facility	—	35,478,508
Payments for share repurchase	—	(26,246,293)
Issuance of shares	37,712,841	219,472
Tax benefit of stock options exercised	4,158,822	1,220,661

Net cash provided by financing activities	41,808,374	10,126,402

Effect of exchange rate changes on cash and cash equivalents	—	144,130

Increase (decrease) in cash and cash equivalents	33,704,948	(8,730,285)
Cash and cash equivalents, beginning of period	20,612,944	26,716,239

Cash and cash equivalents, end of period	$54,317,892	$17,985,954

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2007 and 2008

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year of 2008. These condensed interim consolidated financial statements and notes should be read in conjunction with our Consolidated Financial Statements and Notes thereto as of December 31, 2007 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2008.

Marketable Securities

The fair values of the Company’s marketable securities, which consist of auction-rate securities, are estimated utilizing a discounted cash flow analysis. This analysis considers, among other things, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company. As a result of the temporary decline in fair value for the Company’s auction-rate securities, which the Company attributes to liquidity issues rather than credit issues, it has recorded an unrealized loss, net of tax, of approximately $244,000 and $882,000 to accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2008, respectively. No unrealized losses were recorded for the three or nine months ended September 30, 2007. Any future fluctuation in fair value related to these instruments that the Company deems to be temporary, including any recoveries of previous write-downs, would be recorded to accumulated other comprehensive income (loss). If the Company determines that any future valuation adjustment is other than temporary, it would record a charge to net income as appropriate.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The implied fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of potential impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2007 analysis performed, no impairment charges were required.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The following is a summary of the intangible assets:

	December 31, 2007	September 30, 2008	Weighted- Average Life
Customer lists	$11,082,459	$16,000,459	13.9 years
Non-compete agreements	672,000	670,000	4.4 years
Trade names	390,000	2,510,000	13.3 years

	12,144,459	19,180,459
Less accumulated amortization	(1,511,698)	(2,621,777)

Intangible assets, net	$10,632,761	$16,558,682

Amortization expense related to these intangible assets was $480,806 and $1,110,079 for the three and nine months ended September 30, 2008, respectively, and $271,974 and $652,591 for the three and nine months ended September 30, 2007, respectively.

The estimated amortization expense for the next five years is as follows:

2008	$1,503,197
2009	1,475,163
2010	1,377,663
2011	1,339,463
2012	1,321,463
Thereafter	9,541,733

$16,558,682

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment to FASB Statement No. 115,” which permits entities to choose to measure

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected to apply the fair value option to its financial assets and financial liabilities.

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

During the nine-month periods ended September 30, 2008 and 2007, the Company issued 826,485 and 62,000 options, respectively, to various employees of the Company. In addition, during the nine-month period ended September 30, 2008, the Company granted 336,736 restricted common shares to employees. No restricted common shares were granted in 2007. During the nine-month periods ended September 30, 2008 and 2007, 319,283 and 880,358 options were exercised, 47,118 and 192,220 of which were exercised during the three- month periods ended September 30, 2008 and 2007, respectively.

All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly and as actual forfeitures occur.

The following assumptions were utilized in the valuation for options granted in 2007 and 2008:

	2007	2008
Dividend yield	—%	—%
Risk-free interest rate	4.60-4.61%	3.01-3.64%
Expected life	10 years	7 years
Volatility	33.5%	33.5%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock. For the three and nine months ended September 30, 2008, 1,127,886 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. For the three and nine months ended September 30, 2007, 160,000 options were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2007 and 2008 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Numerator:
Net income	$4,027,215	$5,679,091	$10,510,237	$15,642,402

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,768,666	47,097,230	47,370,337	47,723,840
Effect of dilutive securities:
Employee stock options and restricted common shares	2,423,348	2,039,186	2,544,780	2,138,319

Denominator for dilutive earnings per share	50,192,014	49,136,416	49,885,117	49,862,159

Basic earnings per share	$0.08	$0.12	$0.22	$0.33

Diluted earnings per share	$0.08	$0.12	$0.21	$0.31

3.	Accumulated Other Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2007	2008	2007	2008
Net income	$4,027,215	$5,679,091	$10,510,237	$15,642,402
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	7,780	(244,191)	98,059	(882,311)
Foreign currency translation adjustment	—	115,407	—	144,280

Total comprehensive income	$4,034,995	$5,550,307	$10,608,296	$14,904,371

4.	Acquisitions

The increase in goodwill for the nine months ended September 30, 2008 is predominately the result of the goodwill acquired in the purchase of etrinsic for $4,228,203, goodwill acquired in the purchase of MediaLink Creative Solutions for $4,513,399, goodwill acquired in the purchase of Marketing-Out-of-the-Box for $4,033,786 and goodwill acquired in the purchase of Mikam Graphics for $11,769,918. The increase in goodwill is also the result of earn-out payments made of $5,869,799, working capital adjustment payments of $1,381,237, change in net assets acquired of $404,738 and additional acquisition costs of $543,381. This increase in goodwill

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

is offset by adjustments made to the Corporate Edge purchase price allocation based on an updated valuation report which resulted in an additional $4,538,000 being allocated to intangibles, with a corresponding reduction in goodwill.

As of September 30, 2008, the Company has a remaining restructuring liability of $503,209 relating to the 2007 Corporate Edge acquisition and the 2008 etrinsic acquisition. The restructuring liabilities consist of $46,680 and $140,129 in severance packages issued to certain Corporate Edge and etrinsic employees, respectively, upon termination and $316,400 for lease termination costs. For the nine months ended September 30, 2008, the Company made approximately $158,000 in severance payments. The Company anticipates that payments associated with the employee terminations will be made by the end of 2008 and lease restructuring costs will be paid by the end of 2010.

etrinsic Acquisition

In May 2008, the Company acquired etrinsic, a provider of print management services. As a result of the acquisition, the Company established a strategic presence in the United Kingdom and added fifteen sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $7,476,716, including expenses directly related to the acquisition. In addition, there is up to an additional $8,181,140 in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011. Any contingent payments will be recorded as additional goodwill on the Company’s balance sheet. As the Company acquired the stock of etrinsic, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning May 1, 2008.

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

Accounts receivable	$10,290,845
Property and equipment	387,824
Other current assets	1,061,278
Customer list	1,700,000
Goodwill	4,228,203
Accounts payable	(6,801,740)
Other liabilities assumed	(3,389,694)

Net purchase price	$7,476,716

MediaLink Creative Solutions Acquisition

In July 2008, the Company acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Greenville, Wisconsin. As a result of the acquisition, the Company established a strategic presence in the Wisconsin print market. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $7,305,849, including expenses directly related to the acquisition. In addition, there is up to an additional $4,750,000 in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011. As of September 30, 2008, all

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Current assets (including cash acquired of $262,819)	$1,442,627
Inventories	1,758,724
Property and equipment	106,502
Customer list	181,000
Goodwill	4,513,399
Accounts payable	(335,186)
Other current liabilities	(361,217)

Net purchase price	$7,305,849

Marketing-Out-of-the-Box Inc. Acquisition

In July 2008, the Company acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Des Plaines, Illinois. As a result of the acquisition, the Company broadened its strategic presence in the suburban Chicago area print market. The acquisition price was $6,761,494, including expenses directly related to the acquisition. In addition, there is up to an additional $5,833,333 in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box by June 30, 2011. As the Company acquired the stock of Marketing Out-of-the-Box, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Current assets (including cash acquired of $2,430,170)	$2,622,316
Accounts receivable	1,033,673
Property and equipment	16,069
Customer list	105,000
Goodwill	4,033,786
Accounts payable	(1,028,079)
Other current liabilities	(21,271)

Net purchase price	$6,761,494

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Mikam Graphics Acquisition

In August 2008, the Company acquired Mikam Graphics, a leader in the publishing industry that specializes in the procurement and management of printed and promotional products, located in New York. As a result of the acquisition, the Company continues to expand its geographic presence in the New York area print market and added six sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $12,837,695, including expenses directly related to the acquisition. In addition, there is up to an additional $14,100,000 in cash payable contingent on the achievement of certain performance measures by Mikam Graphics by July 31, 2011. As of September 30, 2008, all of the goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on August 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition. The allocation of purchase price is based on preliminary estimates and assumptions and is subject to revision when the valuation and integration plans are finalized. Accordingly, revisions to the allocation of purchase price, which may be significant, will be reported in a future period as increases or decreases to amounts previously reported.

Current assets (including cash acquired of $1,016,670)	$1,228,143
Accounts receivable	4,303,108
Property and equipment	8,038
Customer list	512,000
Goodwill	11,769,918
Accounts payable	(4,402,625)
Other current liabilities	(580,887)

Net purchase price	$12,837,695

The results of the operations of each of etrinsic, MediaLink Creative Solutions, Marketing-Out-of-the-Box and Mikam Graphics do not have a material impact on the Company’s financial results. Therefore, pro forma financial information is not provided.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions. The fair value hierarchy consists of the following three levels:

•	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

•

Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•	Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company’s investments in student loan auction-rate securities are its only Level 3 assets. The fair values of these securities are estimated utilizing a discounted cash flow analysis as of September 30, 2008. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2008:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Corporate commercial paper*	$204,362	$—	$204,362	$—
Marketable securities	14,492,918	—	—	14,492,918

Total	$14,697,280	$—	$204,362	$14,492,918

*	Amounts included in cash and cash equivalents.

The following table summarizes the change in fair values for Level 3 items for the quarter ended September 30, 2008.

Level 3
Changes in fair value during the period (pre-tax):
Balance, December 31, 2007	$—
Transfer to Level 3	15,875,000
Unrealized loss—included in other comprehensive income	(740,774)

Balance, March 31, 2008	$15,134,226

Unrealized loss—included in other comprehensive income	(240,996)

Balance, June 30, 2008	$14,893,230
Unrealized loss—included in other comprehensive income	(400,312)

Balance, September 30, 2008	$14,492,918

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6.	Share Repurchase Program

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

In the three months and nine months ended September 30, 2008, the Company repurchased approximately 1.6 million and 2.2 million shares of common stock, respectively, at an average price of $11.42 and $11.82 per share, respectively. Total cash consideration for the three and nine-month periods for the repurchased stock was $18.7 and $26.2 million million, respectively. These repurchased shares are recorded as part of treasury stock.

7.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries and interest is payable at the adjusted LIBOR or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. The Company had outstanding borrowings of $35.5 million at September 30, 2008.

8.	Related Parties

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo. In May 2008, the Company sold 500,000 of its shares of common stock in Echo, or 25% of its holdings, for $4.7 million in net cash to the Company. The Company recorded a gain on sale of investment of $4.6 million as the investment was recorded at cost of $31,250. The shares were purchased by Printworks Series E, LLC, an affiliate of the Nazarian family and a stockholder of the Company. In September 2008, the Company sold 150,000 of its shares of common stock in Echo for $1.5 million in cash to the Company. The Company recorded a gain on sale of investment of approximately $1.5 million as the investment was recorded at cost of $9,375. The shares were purchased by the Y&S Nazarian Family Foundation, an affiliate of the Nazarian family.

In November 2005, the Company entered into an agreement with Echo pursuant to which Echo sub-leased a portion of the Company’s office space in Chicago and paid 20% of the Company’s lease payments (and 25% of its overhead expenses) relating to this space. In January 2007, the Company amended the agreement and Echo agreed to pay 35% of the Company’s lease payments for this space for approximately $7,500 per month. This agreement expired in April 2007. Under this agreement, Echo paid the Company approximately $30,000 in lease payments for the four months ending April 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which it currently sub-leases a portion of the Company’s office space in Chicago and pays 29% of the Company’s lease payments and overhead expenses relating to this space. Echo paid the Company approximately $58,000 and $174,000 in lease payments for the three and nine months ended September 30, 2008,

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

respectively. For the three and nine months ended September 20, 2007, Echo paid the Company approximately $58,000 and $77,000, respectively. The Company has notified Echo that it intends to terminate the sub-lease agreement in the secord half of 2009.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2008 was approximately $35,000 and $94,000, respectively. For the three and nine months ended September 30, 2007, the Company billed approximately $14,000 and $55,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $837,000 and $2.0 million for the three and nine months ended September 30, 2008, respectively. For the three and nine months ended September 30, 2007, Echo billed the Company approximately $158,000 and $458,000, respectively. The net amount payable to Echo at September 30, 2008 was approximately $289,000.

Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay the Company a fee equal to 5% of Echo’s gross profit on transactions generated through the Company’s referral of new clients, subject to a $75,000 cap per year per client referred. Echo did not pay or owe the Company any amounts under the referral agreement for the three and nine months ended September 30, 2008 and 2007. The referral agreement was terminated on February 18, 2008.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $3,000 and $9,000 in rebates for the three and nine months ended September 30, 2008, respectively, and approximately $4,000 and $12,000 for the three and nine months ended September 30, 2007, respectively.

The Company also sub-leased a portion of the Company’s office space to Incorp, LLC, a former stockholder of the Company. Effective January 1, 2006, the Company entered into a sub-lease agreement with Incorp, pursuant to which Incorp leased a portion of the Company’s office space in Chicago and paid 20% of the Company’s monthly rent for approximately $7,500 per month. The sub-lease agreement expired in April 2007 and was not renewed.

7.	Recently Issued Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or Statement 141(R). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. The contingent purchase price of any future acquisitions will be accounted for under this new pronouncement. Statement 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. The Company is required to adopt Statement 141(R) prospectively for business combinations on or after January 1, 2009. Assets and liabilities that arose from business combinations prior to January 1, 2009 are not affected by the adoption of Statement 141(R).

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

8.	Subsequent Events

Origen Partners Acquisition

In October 2008, the Company acquired Origen Partners in an asset purchase transaction. Origen Partners is a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials located in Atlanta, Georgia. The acquisition price consisted of $7.9 million in cash paid in October 2008 and up to an additional $14.0 million in cash payable contingent or the achievement of certain performance measures by Origen Partners by September 30, 2012. As a result of the acquisition, the Company broadened its geographic presence and added nine sales executives and their corresponding production teams.

Auction-rate Securities Agreement

On October 17, 2008, the Company entered into an agreement with UBS regarding its outstanding auction-rate securities. Under the agreement, the Company has the right to sell all of its outstanding auction-rate securities back to UBS at their par value. The agreement will allow the Company to exercise this right starting on June 10, 2010 and the right will expire on July 2, 2012. The Company currently holds auction-rate securities with a fair value of $14.5 million.

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

We believe the opportunity exists to expand our business into new geographic markets. We also maintain offices in New York, New Jersey, California, Hawaii, Michigan, Missouri, Minnesota, Texas, Pennsylvania, Georgia, Wisconsin and the United Kingdom. Our objective is to continue to increase our sales in the major print markets in both the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets, which accounted for, in aggregate, $17.3 billion of print expenditures in 2006, according to Printing Industries of America/Graphic Arts Technical Foundation. In addition, given that the print industry is a global business, over time we intend to continue to evaluate opportunities to access attractive markets outside the United States.

Recent Developments

Acquisitions

In May 2008, we acquired etrinsic, a leading provider of print management and marketing services based in the United Kingdom. The acquisition price consisted of $7.5 million in cash paid in May 2008 and up to an additional $8.2 million in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011.

In July 2008, we acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Illinois. The acquisition price consisted of $6.8 million in cash paid in June 2008 and up to an additional $5.8 million in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box Inc. by June 30, 2011.

In July 2008, we acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Wisconsin. The acquisition price consisted of $7.3 million in cash paid in July

2008 and up to an additional $4.8 million in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011.

In August 2008, we acquired Mikam Graphics, a leader in the publishing industry that specializes in the procurement and management of printed and promotional products, located in New York. The acquisition price consisted of $12.8 million in cash paid in August 2008 and up to an additional $14.1 million in cash payable contingent on the achievement of certain performance by Mikam Graphics by July 31, 2011.

In October 2008, we acquired Origen Partners, a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials, located in Atlanta, Georgia. The acquisition price consisted of $7.9 million in cash paid in October 2008, and up to an additional $14.0 million in cash payable contingent on the achievement of certain performance measures by Origen Partners by September 30, 2012. As a result of this acquisition, we broadened our geographic resources and added nine sales executives and their corresponding production teams.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $314.6 million and $198.4 million during the nine months ended September 30, 2008 and 2007, respectively, an increase of 58.6%. Our revenue is generated from two different types of clients: enterprise and transactional. Growth within these client types can be either organic or acquisitive. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Some of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of September 30, 2008, we had 137 enterprise clients and, during the nine months ended September 30, 2008, we served over 3,300 transactional clients. During the nine months ended September 30, 2008, enterprise clients accounted for 64% of our revenue, while transactional clients accounted for 36% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the nine months ended September 30, 2008 and 2007 was $76.8 million or 24.4% of revenue and $50.0 million or 25.2% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 17.4% and 16.7% for the nine months ended September 30, 2008 and 2007, respectively. The increase in 2008 compared to 2007 is primarily the result of an increase of $1.5 million, or 0.5%, in our bad debt reserve for one client recorded in the second quarter of 2008.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $1.8 million as of September 30, 2008 from $262,000 as of September 30, 2007.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. To date, the failure of our clients to make required payments has not had a material adverse effect on our results of operations. Our bad debt expense was $1.5 million and $229,000 for the nine months ended September 30, 2008 and 2007, respectively.

Our income from operations for the nine months ended September 30, 2008 and 2007 was $18.8 million and $15.2 million, respectively.

Comparison of three months ended September 30, 2008 and 2007

Revenue

Our revenue increased by $49.9 million, or 69.1%, from $72.1 million during the three months ended September 30, 2007 to $122.0 million during the three months ended September 30, 2008. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $29.6 million, or 62.9%, from $47.0 million during the three months ended September 30, 2007 to $76.6 million during the three months ended September 30, 2008. For the three months ended September 30, 2008, we added seven enterprise clients compared to five enterprise clients during the three months ended September 30, 2007. Additionally, revenue from transactional clients increased by $20.3 million, or 80.7%, from $25.1 million during the three months ended September 30, 2007 to $45.4 million during the three months ended September 30, 2008. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 87, or 48.9%, from 178 as of September 30, 2007 to 265 as of September 30, 2008.

Cost of goods sold

Our cost of goods sold increased by $38.7 million, or 72.0%, from $53.8 million during the three months ended September 30, 2007 to $92.5 million during the three months ended September 30, 2008. The increase reflects the revenue growth during the three months ended September 30, 2008. Our cost of goods sold as a percentage of revenue increased from 74.6% during the three months ended September 30, 2007 to 75.8% during the three months ended September 30, 2008. The increase is primarily the result of our new and not fully integrated acquisitions with lower gross margins in which we have not fully leveraged our technology, supplier certification and sourcing processes.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.4% during the three months ended September 30, 2007 to 24.2% during the three months ended September 30, 2008. The decrease is primarily the result of our new and not fully integrated acquisitions with lower gross margins in which we have not fully leveraged our technology, supplier certification and sourcing processes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $8.4 million, or 70.9%, from $11.9 million during the three months ended September 30, 2007 to $20.3 million during the three months ended September 30, 2008. As a percentage of revenue, selling, general and administrative expenses are essentially flat at 16.6% for the three months ended September 30, 2008 compared to 16.5% for the three months ended September 30, 2007.

Depreciation and amortization

Depreciation and amortization expense increased by $697,000, or 108.8%, from $641,000 during the three months ended September 30, 2007 to $1.3 million during the three months ended September 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is a result of the amortization of the intangible assets acquired in acquisitions.

Income from operations

Income from operations increased by $2.0 million, or 34.5%, from $5.8 million during the three months ended September 30, 2007 to $7.8 million during the three months ended September 30, 2008. As a percentage of revenue, income from operations decreased from 8.1% during the three months ended September 30, 2007 to 6.4% during the three months ended September 30, 2008. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as a slight increase in our depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $608,000 from $779,000 during the three months ended September 30, 2007 to $1.4 million during the three months ended September 30, 2008. The significant increase is due to the sale of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. In September 2008, we sold 150,000 shares of common stock in Echo to a related party for $1.5 million in net cash. The shares were purchased by the Y&S Nazarian Family Foundation, an affiliate of the Nazarian family. The gain on the sale was $1.5 million for the three months ended September 30, 2008.

Income tax expense

Income tax expense increased by $963,000 from $2.6 million during the three months ended September 30, 2007 to $3.5 million during the three months ended September 30, 2008. Our effective tax rate was 39.0% and 38.1% for the three-month periods ended September 30, 2007 and 2008, respectively.

Net income

Net income increased by $1.7 million, or 41.0%, from $4.0 million during the three months ended September 30, 2007 to $5.7 million during the three months ended September 30, 2008. Net income as a percentage of revenue decreased from 5.6% during the three months ended September 30, 2007 to 4.7% during the three months ended September 30, 2008. The decrease in net income as a percentage of revenue is due to an increase in our cost of goods sold and depreciation and amortization as a percentage of revenue.

Comparison of nine months ended September 30, 2008 and 2007

Revenue

Our revenue increased by $116.2 million, or 58.6%, from $198.4 million during the nine months ended September 30, 2007 to $314.6 million during the nine months ended September 30, 2008. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $75.2 million, or 60.1%, from $125.1 million during the nine months ended September 30, 2007 to $200.3 million during the nine months ended September 30, 2008. As of September 30, 2008, we had 137 enterprise clients compared to 110 enterprise clients as of September 30, 2007. Additionally, revenue from transactional clients increased by $41.0 million, or 55.9%, from $73.3 million during the nine months ended September 30, 2007 to $114.3 million during the nine months ended September 30, 2008. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 87, or 48.9%, from 178 as of September 30, 2007 to 265 as of September 30, 2008.

Cost of goods sold

Our cost of goods sold increased by $89.3 million, or 60.2%, from $148.4 million during the nine months ended September 30, 2007 to $237.7 million during the nine months ended September 30, 2008. The increase reflects the revenue growth during the nine months ended September 30, 2008. Our cost of goods sold as a percentage of revenue increased from 74.8% during the nine months ended September 30, 2007 to 75.6% during the nine months ended September 30, 2008. The increase is primarily the result of a higher concentration of our business coming from enterprise accounts, which typically have lower gross margins than our transactional accounts. During the nine months ended September 30, 2007, 63% of our revenue was generated from enterprise accounts compared to 64% during the nine months ended September 30, 2008. Also contributing to the increase are new and not fully integrated acquisitions with lower margins in which we have not fully leveraged our technology, supplier certification and sourcing processes.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.2% during the nine months ended September 30, 2007 to 24.4% during the nine months ended September 30, 2008. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients and new and not fully integrated acquisitions with lower gross margins in which we have not fully leveraged our technology, supplier certification and sourcing processes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $21.7 million, or 65.2%, from $33.2 million during the nine months ended September 30, 2007 to $54.9 million during the nine months ended September 30, 2008. As a percentage of revenue, selling, general and administrative expenses increased from 16.7% during the nine months ended September 30, 2007 to 17.4% during the nine months ended September 30, 2008. The increase in 2008 compared to 2007 is primarily the result of an increase of $1.5 million, or 0.5% in our bad debt reserve for one client recorded in second quarter of 2008.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million, or 103.1%, from $1.6 million during the nine months ended September 30, 2007 to $3.2 million during the nine months ended September 30, 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is a result of the amortization of the intangible assets acquired in our acquisitions.

Income from operations

Income from operations increased by $3.6 million, or 23.5%, from $15.2 million during the nine months ended September 30, 2007 to $18.8 million during the nine months ended September 30, 2008. As a percentage of revenue, income from operations decreased from 7.7% during the nine months ended September 30, 2007 to 6.0% during the nine months ended September 30, 2008. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our selling, general and administrative expense and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense increased $4.9 million from $2.0 million during the nine months ended September 30, 2007 to $6.9 million during the nine months ended September 30, 2008. The significant increase is due to the sale of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. In May 2008, we sold 500,000 shares of common stock in Echo to a related party for $4.7 million in net cash and in September 2008, we sold 150,000 shares of common stock in Echo to another related party for $1.4 million in net cash. The gain on the sale was $6.1 million for the nine months ended September 30, 2008.

Income tax expense

Income tax expense increased by $3.3 million from $6.7 million during the nine months ended September 30, 2007 to $10.0 million during the nine months ended September 30, 2008. Our effective tax rate was 38.9% for the nine-month periods ended September 30, 2007 and 2008.

Net income

Net income increased by $5.1 million, or 48.8%, from $10.5 million during the nine months ended September 30, 2007 to $15.6 million during the nine months ended September 30, 2008. Net income as a percentage of revenue decreased from 5.3% during the nine months ended September 30, 2007 to 5.0% during the nine months ended September 30, 2008. The decrease in net income as a percentage of revenue is due to an increase in our cost of goods sold, selling general and administrative expenses and depreciation and amortization as a percentage of revenue, offset by the gain on sale of Echo shares.

Liquidity and Capital Resources

At September 30, 2008, we had $32.5 million of cash, cash equivalents and marketable securities. Our marketable securities are auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of September 30, 2008. We continue to believe that the credit quality of these securities is high. While the recent auction failures will limit our ability to liquidate these investments for some period of time, we do not believe the auction failures will materially impact our ability to fund our working capital needs, capital expenditures or other business requirements.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2008 was $14.7 million and primarily consisted of net income of $15.6 million, offset by $90,000 of non-cash items and $825,000 used to fund working capital and other activities.

Cash provided by operating activities for the nine months ended September 30, 2007 was $7.0 million and primarily consisted of net income of $10.5 million and $2.5 million of non-cash items, offset by $6.0 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $9.0 million and an increase in unbilled revenue of $4.1 million due to revenue growth, offset by an increase in accounts payable of $8.8 million.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2008 of $33.7 million was attributable to the proceeds from the sale of marketable securities of $2.6 million and proceeds from the sales of a portion of our Echo investment of $6.1 million, offset by $38.2 million of payments made in connection with our 2007 and 2008 acquisitions and capital expenditures of $4.3 million.

Cash used in investing activities in the nine months ended September 30, 2007 of $15.0 million was attributable to the purchase of marketable securities of $5.9 million with a portion of the net proceeds received from our follow-on offering, $7.8 million of payments made in connection with our 2006 and 2007 acquisitions and capital expenditures of $1.3 million.

Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2008 of $10.1 million was primarily attributable to the $35.5 million of borrowings under our revolving credit facility, offset by $26.2 million repurchase of approximately 2.2 million shares of our outstanding common stock, $448,000 of deferred financing fees and $1.2 million from the tax benefit of options exercised.

Cash provided by financing activities in the nine months ended September 30, 2007 of $41.8 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts and commissions and offering related expenses, and the exercise of stock options, of approximately $37.7 million and a tax benefit of stock options exercised of approximately $4.2 million.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. We had $35.5 million in outstanding borrowings under this facility as of September 30, 2008. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries and interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2008, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

We will continue to utilize cash to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that together with our available cash and cash equivalents and amounts available under our revolving credit facility, should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

As of September 30, 2008, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$381	$85	$296	$—	$—
Operating lease obligations	14,419	3,831	5,570	2,958	2,060

Total	$14,800	$3,916	$5,866	$2,958	$2,060

This table includes capital lease obligations associated with the May 2008 etrinsic acquisition. This table does not include any contingent obligations related to any acquisitions. For discussion of our 2006 and 2007 acquisitions, see “Management’s Discussion and Analysis—Recent Developments” in the Company’s Form 10-K for the year-ended December 31, 2007. See “Management’s Discussion and Analysis—Recent Developments” in this Form 10-Q for discussion of the acquisitions made during the nine months ended September 30, 2008.

Critical Accounting Policies and Estimates

As of September 30, 2008, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2007.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or Statement 141(R). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. Statement 141(R) also requires, among other things, that acquisition-related costs be recognized separately from the acquisition. We are required to adopt Statement 141(R) prospectively for business combinations on or after January 1, 2009. Assets and liabilities that arose from business combinations prior to January 1, 2009 are not affected by the adoption of Statement 141(R).

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

Additional Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our Internet website (http://www.inwk.com) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. All of our filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk

We are dependent upon the availability of paper, and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depends on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. Assuming we were unable to pass along price increases in paper to our clients, there would be a risk of margin erosion on future business.

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the LIBOR rate or the alternate base. Assuming the $75.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $750,000. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

We do not use any derivative financial instruments at this time.

Foreign Currency Risk

A portion of our earnings are attributable to operations conducted outside of the United States. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. Changes in certain foreign currency exchange rates could have an adverse effect on our ability to meet interest and principal obligations on our United States dollar-denominated debt.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2008, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

INNERWORKINGS, INC.

Date: November 10, 2008	By:	/s/ Steven E. Zuccarini
Steven E. Zuccarini Chief Executive Officer

Date: November 10, 2008	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.