Form 10-K
period 2008-12-31
INNERWORKINGS INC
filed 2009-03-05
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant’s most recent completed second quarter was $445,235,662 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 3, 2009, the registrant had 45,344,448 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2008. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation and its subsidiaries.

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part 1, Item 1A and Part I, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Company

We are a leading provider of managed print and promotional procurement solutions to corporate clients across a wide range of industries. We combine the talent of our employees with our proprietary technology, extensive supplier base and domain expertise to procure, manage and deliver printed products as part of a comprehensive outsourced enterprise solution. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

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

Through our supplier base of over 7,000 suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients fall into two categories, enterprise and transactional. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our transactional clients on an order-by-order basis. For the year ended December 31, 2008, enterprise and transactional clients accounted for 64% and 36% of our revenue, respectively. For the year ended December 31, 2007, enterprise and transactional clients accounted for 62% and 38% of our revenue, respectively. For the year ended December 31, 2006, enterprise and transactional clients accounted for 70% and 30% of our revenue, respectively.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. From our inception through December 31, 2008, we served over 8,100 clients, through 6,000 suppliers. We have increased our revenue from $5.0 million in 2002 to $419.0 million in 2008, representing a compound annual growth rate of 109.2%. In 2008, our revenue was $419.0 million, compared to $288.4 million in 2007.

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

Follow-On Public Offering

In January 2007, we completed a follow-on public offering of shares of our common stock. We offered and sold 3,000,000 shares of our common stock and certain selling shareholders offered and sold an additional 5,000,000 shares at a price of $13.50 per share. We did not receive any proceeds from the sale of the 5,000,000 shares sold by certain selling stockholders. After deducting underwriting discounts, commissions and offering related expenses, our net proceeds from the follow-on offering were approximately $37.8 million.

Acquisitions

In May 2008, we acquired etrinsic, a leading provider of print management and marketing services based in the United Kingdom. The acquisition price consisted of $6.9 million in cash paid in May 2008 and up to an additional $5.9 million in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011.

In July 2008, we acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Illinois. The acquisition price consisted of $6.9 million in cash paid in June 2008 and up to an additional $5.8 million in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box Inc. by June 30, 2011.

In July 2008, we acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Wisconsin. The acquisition price consisted of $7.4 million in cash paid in July 2008 and up to an additional $4.8 million in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011.

In August 2008, we acquired Mikam Graphics, a leader in the publishing industry that specializes in the procurement and management of printed and promotional products, located in New York. The acquisition price consisted of $13.0 million in cash paid in August 2008 and up to an additional $14.1 million in cash payable contingent on the achievement of certain performance measures by Mikam Graphics by July 31, 2011.

In October 2008, we acquired Origen Partners, a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials, located in Georgia. The acquisition price consisted of $7.4 million in cash paid in October 2008 and up to an additional $14.0 million in cash payable contingent on the achievement of certain performance measures by Origen Partners by September 30, 2012. As a result of this acquisition, we broadened our geographic resources and added nine sales executives and their corresponding production teams.

Industry Overview

Our business of providing print procurement solutions intersects two large and growing industries, commercial printing and business process outsourcing, or BPO. The North American commercial print markets have estimated revenues of approximately $170.0 billion each year. The print industry includes the following product categories:

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

In addition, the U.S. print industry is highly fragmented, with an estimated 39,300 printing plants. In 2007, the ten largest commercial print companies accounted for less than 17% of the total domestic market. The traditional process of procuring, designing and producing a print order requires extensive collaboration by printers, designers, brokers and other middlemen and is often highly inefficient for the customer, who typically pays a mark-up at each intermediate stage of the supply chain. Print procurement is often dispersed across several areas of a business enterprise, including sales, marketing, communications and finance.

To become more competitive, many businesses seek to focus on core competencies and outsource non-core business functions, such as print procurement. The National Association of Procurement Managers ranked print procurement as the third most significant resource procurement outsourcing opportunity for U.S. businesses. According to International Data Corporation, a market intelligence firm, the worldwide market for BPO is estimated to reach $641.2 billion by 2009, representing a compound annual growth rate of 10.9% from 2005 to 2009. Consolidating all print activities across the organization represents an opportunity to reduce total print expenditure and decrease the number of vendors in the print supply chain. Applying software and database technology to manage the print procurement process also provides for enhanced tracking and auditing capabilities.

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

Our Solution

Utilizing our proprietary technology and database, we are able to create a competitive bid process to procure, purchase and deliver printed products to our clients. Our supplier base of over 7,000 suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

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

Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee’s compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2008, we had 336 procurement managers, including 56 procurement managers working on-site at our clients.

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

Step 2—Select appropriate suppliers.    Based on the historical transaction data and supplier capability information contained in our database, PPM4™ can generate a list of potential suppliers within our extensive network with the most efficient equipment profiles to produce the job. The procurement manager may select suppliers from this list, select suppliers suggested by the client, or select suppliers based on experience. Our technology also enables the procurement manager to disaggregate the job into its component parts and put each part out for competitive bid in order to generate additional savings for the client. After selecting the list of optimal suppliers, the procurement manager electronically transfers the job specifications into an e-mail or e-fax in the form of a request for proposal and sends it to those suppliers.

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

Step 10—Generate and reconcile invoices.    Upon shipment of the finished product, the supplier issues an invoice to us for the cost of the job and our technology automatically converts the quote executed by our client into an invoice that we issue to the client. PPM4™ reconciles the supplier’s invoice to the print order to ensure that the supplier adhered to the pricing and other terms set forth in the print order.

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

Our database stores the production capabilities of our supplier network, as well as price and quote data for bids we receive and transactions we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. Our procurement managers use this data to discover excess print manufacturing capacity, select optimal suppliers, negotiate favorable pricing and efficiently procure high-quality products and services for our clients.

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

•

Standardized reporting.    Our solution generates transaction reports that contain quote, supplier capability, price and customer service information regarding the print jobs the client has completed with us. These reports can be customized, sorted and searched based on a specified time period or the type of printed product, price or supplier. In addition, the reports give our clients insight into their print spend for each individual print job and on an enterprise-wide basis, which allows the client to track the amounts it spends on printed paper, print, productions and logistics.

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

•

Historical price baseline.    Some of our larger clients have provided us with pricing data for print jobs they completed before they began to use our solution. For these clients, PPM4™ automatically compares our current price for a print job to the price obtained by the client for a comparable historical job, which enables us to demonstrate on an ongoing basis the cost savings we provide.

We have also created customized Internet-based stores, which we refer to as IW stores, for certain of our clients that allow them to order pre-selected products, such as personalized business stationery, marketing brochures and promotional products, through an automated ordering process with viewable and variable PDF capabilities.

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. From our inception through December 31, 2008, we served over 8,100 clients through 6,000 suppliers. For the years ended December 31, 2007 and 2008, our largest customer accounted for 12% and 9% of our revenue, respectively. All of our other revenue for the years ended December 31, 2007 and 2008 was derived from customers that each accounted for less than 10% of our annual revenue. Revenue from our top-ten clients accounted for 41% and 33% of our revenue in 2007 and 2008, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients generally have an open-ended term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2006, 2007 and 2008, enterprise clients accounted for 70%, 62% and 64% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2006, 2007 and 2008, transactional clients accounted for 30%, 38% and 36% of our revenue, respectively.

As part of our growth strategy, we seek to expand our base of transactional clients by hiring account executives, or acquiring groups of them, with established client relationships. We also aim to sell our enterprise solution to our transactional clients to capture a greater portion of their recurring print expenditures.

Our Products and Services

We offer a full range of print, fulfillment and logistics services in over 60 different print categories, which allows us to procure printed products on virtually any substrate. The printed products we procure for our clients may be printed with any of the eight major types of printing, which include offset sheet-fed, web offset, digital offset, letterpress, screen printing, waterless, flexography and gravure, as well as several forms of specialty printing.

Our major products include:

direct mail pieces books brochures catalogues point-of-purchase displays magazines packaging store fixtures	CDs/DVDs promotional products annual reports envelopes labels calendars folders gift cards signage	posters newsletters billboards playing cards binders apparel games stationery business and automobile wraps	postcards stickers bags magnets warehousing pick and pack distribution print on demand

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

Our Supplier Network

Our supplier base of over 7,000 suppliers includes printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers.

These suppliers have been selected from among thousands of potential suppliers worldwide based on their ability to effectively serve our clients on the basis of price, quality and customer service. We direct requests for proposal from our clients to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients.

In 2008, our top-ten suppliers accounted for approximately 14% of our cost of goods sold and no supplier accounted for over 2% of our cost of goods sold. As of December 31, 2008, a majority of our top-100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60 days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed a print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

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

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2008, we had 280 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

To date, we have been successful in attracting and retaining qualified account executives. As of December 31, 2008, our account executives had an average of over 14 years of sales experience in the print industry, which in certain cases included employment as sales representatives for some of the largest printers in the United States. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our Intranet. Because the account executives we hire generally have significant sales experience, they can begin marketing our services after limited training on our model and systems.

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

We also compete with print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, Cirqit and NewlineNoosh, offer print procurement services or enterprise software applications for the print industry.

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

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws as well as restrictions and patents to protect our intellectual property rights. As of December 31, 2008, we have been issued one US Patent and have three patent applications pending related to our proprietary sourcing methods. We expect to apply for additional patents in the future. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

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

Employees

As of December 31, 2008, we had 761 employees and independent contractors, consisting of 145 corporate staff, 336 procurement managers and 280 account executives. We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission. Additionally, all of our filings may be read or copied at the Securities and Exchange Commission’s Public Reference Room at 100F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room can be obtained by calling the Securities and Exchange Commission at 1-800-SEC-0330. The Securities and Exchange Commission maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

The information contained on our website is not a part of this report and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

Item 1A.	Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “Forward-Looking Statements” on page one of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and other information contained in this Annual Report on Form 10-K before you decide to buy our common stock. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment.

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

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Williams Lea, Cirqit, Workflow/Relizon and Newline/Noosh, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with or superior to our current or proposed offerings and achieve greater market acceptance. In addition, a software solution and database similar to PPM4™ could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business and our operating results.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top-ten clients accounted for 47%, 41% and 33% of our revenue during the years ended December 31, 2006, 2007 and 2008, respectively. Our largest client accounted for 14%, 12% and 9% of our revenue in 2006, 2007 and 2008, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn, or a dramatic decline in the demand for printed products, could adversely affect our revenues and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. An economic stagnation or downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of print jobs that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of each fiscal year. Furthermore, our independent registered public accounting firm (“Firm”) is required to report on whether it believes we maintained, in all material respects, effective internal control over financial reporting as of the end of each fiscal year. We successfully completed our assessment and obtained our Firm’s report as to the effectiveness of our internal control over financial reporting as of December 31, 2008. In future years, if we fail to timely complete this assessment, or if we cannot obtain our Firm’s report as to the effectiveness of our internal control over financial reporting, we could be subject to regulatory sanctions and a loss of public confidence in our internal control. In addition, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to timely meet our regulatory reporting obligations.

A decrease in the number of our suppliers could adversely affect our business.

In 2008, our top-ten suppliers accounted for approximately 14% of the products we sold, and no supplier accounted for over 2% of our products sold. We expect to continue to rely on these suppliers to fulfill a substantial portion of our print orders in the future. These suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of these suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4™, which could affect our ability to obtain favorable pricing for our clients.

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

As part of our growth strategy, we seek to attract new enterprise clients and migrate our transactional client relationships into enterprise engagements under long-term contracts. If we are unable to attract new enterprise clients or expand our relationships with our existing transactional clients, our ability to grow our business will be hindered.

Many of our clients may terminate their relationship with us on short notice and with no penalties or limited penalties.

Our transactional clients, which accounted for approximately 30%, 38% and 36% of our revenue in 2006, 2007 and 2008, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 70%, 62%

and 64% of our revenue in 2006, 2007 and 2008, respectively, that generally have an open-ended duration. Most of these contracts, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or print procurement strategy. If a significant number of our transactional or enterprise clients elect to terminate or not to renew their engagements with us, or if the volume of their print orders decreases, our business, operating results and financial condition could suffer.

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

Our revenues increased from $5.0 million in 2002 to $419.0 million in 2008, representing a compound annual growth rate of 109.2%. Between January 1, 2002 and December 31, 2008, the number of our employees and independent contractors increased from 21 to 761. Continued growth could place a significant strain on our ability to:

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

We believe that for the past several years the U.S. commercial print industry has experienced significant levels of excess capacity. Our business seeks to capitalize on imbalances between supply and demand in the print industry by obtaining favorable pricing terms from suppliers in our network through a competitive bid process. Reduced excess capacity in the print industry generally and in our supplier network specifically could have an adverse impact on our ability to execute our business strategy and on our business results and growth prospects.

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

We rely heavily on PPM4™ to procure printed products for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of print buyers or the trends in the print industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our President and Chief Executive Officer, Joseph Busky, our Chief Financial Officer, Ryan Irwin, our Executive Vice President of Sales, Jan Sevcik, our Chief Information Officer, and Jonathan Shean, our Senior Vice President of Operations. The loss of the services of any of these or other individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under federal securities laws. In particular, these obligations will require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

Because many of the members of our management team have been employed with us for a short period of time, we cannot be certain that they will be able to manage our business successfully.

We are dependent on our management team for our business to be successful. Many of our key management personnel have been employed by us for less than one year. Therefore, we cannot be certain that we will be able to allocate responsibilities appropriately and that the new members of our management team will succeed in their roles. Our inability to integrate members of our current management team with our business model would make it difficult for us to manage our business successfully and to pursue our growth strategy.

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

The print industry relies on a constant supply of various raw materials, including paper and ink. Prices within the print industry are directly affected by the cost of paper, which is purchased in a price sensitive market that has historically exhibited price and demand cyclicality. Prices are also affected by the cost of ink. Our profit margin and profitability are largely a function of the rates that our suppliers charge us compared to the rates that we charge our clients. If our suppliers increase the price of our print orders, and we are not able to find suitable or alternative suppliers, our profit margin may decline.

If any of our products causes damages or injuries, we may experience product liability claims.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2006, 2007 and 2008, our revenue was $160.5 million, $288.4 million and $419.0 million, respectively, and our top-ten clients accounted for 47%, 41% and 33%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

We face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the Securities and Exchange Commission, the Public Company Accounting Oversight Board and the Nasdaq Global Market, impose additional reporting and other obligations on public companies. We expect that continuing compliance with these public company requirements will increase our costs and make some activities more time-consuming. We also expect that it will be difficult and expensive to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Advocacy efforts by stockholders and third parties may also prompt even more changes in governance and reporting requirements. We expect that the additional reporting and other obligations imposed on us by these rules and regulations will increase our legal and financial compliance costs and the costs of our related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been and may continue to be volatile.

The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in August 2006 through March 3, 2009, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

In addition, as a result of the current economic crisis, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The current economic environment has negatively affected demand for our services, and we anticipate reduced demand will continue in early 2009. If any of the foregoing occurs, it could cause our stock price to fall.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our common stock, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if these analysts issue other unfavorable commentary or cease publishing reports about us or our business.

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

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier of a print job and our receipt of payment from our clients varies with each print job and client. In addition, a significant percentage of our revenue is subject to the discretion of our enterprise and transactional clients, who may stop using our services at any time, subject, in the case of most of our enterprise clients, to advance notice requirements. Therefore, the number, size and profitability of print jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock. This may lead to volatility in our stock price. The factors that are likely to cause these variations include:

•	the demand for our print procurement solution;

•	the use of outsourced enterprise solutions;

•	clients’ business decisions regarding the quantities of printed products they purchase;

•	the number, timing and profitability of our print jobs, unanticipated contract terminations and print job postponements;

•	new product introductions and enhancements by our competitors;

•	changes in our pricing policies;

•	our ability to manage costs, including personnel costs; and

•	costs related to possible acquisitions of other businesses.

Because a limited number of stockholders control a significant amount of the voting power of our common stock, investors in the Company may not be able to determine the outcome of stockholder votes.

Orange Media, LLC, the sole member of which is Elizabeth Kramer Lefkofsky, who is the wife of Eric P. Lefkofsky, and Richard A. Heise, Jr. beneficially owned and had the ability to exercise voting control over, in the aggregate, 21.0% of our outstanding common stock as of December 31, 2008. In addition, New Enterprise Associates 11, Limited Partnership and various affiliates of New Enterprise Associates 11 beneficially owned, and had the ability to exercise voting control over, in the aggregate, 14.7% of our outstanding common stock as of December 31, 2008. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We also maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Georgia, Wisconsin, Missouri and the United Kingdom. We believe that our facilities are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from June 1, 2009 to December 1, 2015. As of December 31, 2008, we conducted our business from the following properties:

Location	Use
Chicago, Illinois	Corporate Headquarters
Carol Stream, Illinois	Business Development and Warehousing
Des Plaines, Illinois	Business Development
Naperville, Illinois	Business Development
New York, New York	Business Development and Warehousing

Location	Use
East Brunswick, New Jersey	Business Development and Warehousing
Roseville, California	Business Development
Monterey, California	Business Development and Warehousing
Grover Beach, California	Business Development
Irvine, California	Business Development and Warehousing
Santa Clara, California	Business Development
San Rafael, California	Business Development and Warehousing
Hilo, Hawaii	Business Development and Warehousing
Honolulu, Hawaii	Business Development
Wailuku, Hawaii	Business Development
Grand Rapids, Michigan	Business Development
Medina, Minnesota	Business Development and Warehousing
Plano, Texas	Business Development and Warehousing
Blue Bell, Pennsylvania	Business Development and Warehousing
Atlanta, Georgia	Business Development
Greenville, Wisconsin	Business Development and Warehousing
Kansas City, Missouri	Business Development
Birmingham, United Kingdom	Business Development

Item 3.	Legal Proceedings

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

	High	Low
2006
Third Quarter (from August 16, 2006)	$12.58	$10.10
Fourth Quarter	$18.15	$11.68

2007
First Quarter	$16.52	$11.08
Second Quarter	$16.15	$11.68
Third Quarter	$17.23	$13.26
Fourth Quarter	$18.69	$13.26

2008
First Quarter	$16.20	$11.10
Second Quarter	$15.00	$11.92
Third Quarter	$13.23	$10.36
Fourth Quarter	$10.38	$4.83

Holders

As of March 3, 2009, there were 78 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2008.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	5,484,366	$4.19	168,855	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	5,484,366	$4.19	168,855

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

In May 2008, our Board of Directors authorized a new stock repurchase program allowing us to repurchase up to $50 million of our outstanding shares of common stock, exclusive of any fees, commissions or other expenses directly related to such repurchases, either: (1) in the open market (including through block purchases or tender offers), (2) through transactions in certain instruments or agreements that may be characterized as derivatives or (3) through privately-negotiated transactions, through December 31, 2009.

The following table provides information about purchases we made during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2008 through October 31, 2008	724,233	$9.67	724,233	$15,800,000
November 1, 2008 through November 31, 2008	—	—	—	$15,800,000
December 1, 2008 through December 31, 2008	—	—	—	$15,800,000

Item 6.	Selected Consolidated Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2004	2005	2006	2007	2008(1)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$38,884	$76,870	$160,515	$288,431	$419,017
Cost of goods sold	30,483	61,272	123,970	215,043	314,996

Gross profit	8,401	15,598	36,545	73,388	104,021
Selling, general and administrative expenses	6,105	10,606	22,675	47,982	79,655
Depreciation and amortization	223	388	1,030	2,216	4,761

Income from operations	2,073	4,604	12,840	23,190	19,605
Other income (expense)	(124)	(29)	775	2,671	6,445
Minority interest income (expense)	(192)	58	—	—	—

Total other income (expense)	(316)	29	775	2,671	6,445

Income before income taxes	1,757	4,633	13,615	25,861	26,050
Income tax expense	—	—	(5,335)	(3,357)	(10,097)

Net income	1,757	4,633	8,280	22,504	15,953
Dividends on preferred shares	(462)	(762)	(1,409)	—	—

Net income applicable to common stockholders	$1,295	$3,871	$6,871	$22,504	$15,953

Net income per share of common stock:
Basic	$0.04	$0.12	$0.22	$0.47	$0.34
Diluted	$0.04	$0.12	$0.21	$0.45	$0.32
Shares used in per share calculations:
Basic	29,449	31,010	31,712	47,459	47,137
Diluted	29,449	32,707	39,372	49,964	49,141

Other data:
Enterprise clients(2)	46	69	92	116	143
Transactional clients(3)	593	667	2,228	4,584	5,776
Total clients(4)	639	736	2,320	4,700	5,919
Total print jobs(5)	6,972	10,736	21,960	69,069	144,000
Employees and independent contractors	85	154	312	567	761

(1)	See note 8 of the Company’s Notes to Consolidated Financial Statements for a discussion of the acquisitions made during 2008 and a presentation of 2007 and 2008 unaudited pro forma information, as if the acquisitions were completed as of January 1, 2007, for additional comparative information.
(2)	Reflects number of enterprise clients determined as of the last day of the applicable period.
(3)	Reflects number of transactional clients served in the applicable period.
(4)	Reflects the total number of enterprise clients as of the last day of the applicable period and the number of transactional clients served in the applicable period.
(5)	Reflects the total number of print jobs executed in the applicable period.
(6)	Reflects the number of employees and independent contractors as of the last day of the applicable period.

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(7)	$1,476	$2,963	$20,613	$26,716	$4,012
Working capital(7)	3,467	3,540	57,705	90,174	10,382
Total assets(7)	14,713	26,685	113,510	206,833	253,822
Line of credit(7)	678	2,924	—	—	—
Revolving credit facility	—	—	—	—	42,590
Long-term debt	2,022	—	—	—	—
Capital leases	128	393	296	215	268
Convertible redeemable preferred shares(7)(8)	2,863	5,008	—	—	—
Total members’ equity/stockholders’ equity(7)(8)	91	1,252	81,455	147,445	133,738

(7)	In connection with our initial public offering in August 2006, we raised approximately $47.8 million, net of underwriting discounts, preference payments, dividend payments, professional fees, and repayment of outstanding indebtedness under our line of credit. In connection with our follow-on offering in January 2007, we raised approximately $37.8 million, net of underwriting discounts, commissions and offering related expenses.
(8)	In connection with our initial public offering in August 2006, all outstanding Class A Common Shares and Class B, D, E Preferred Shares were converted to common shares.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of print and promotional procurement solutions to corporate clients across a wide range of industries. We combine the talent of our employees with our proprietary technology, extensive supplier base and domain expertise to procure, manage and deliver printed products as part of a comprehensive outsourced enterprise solution. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

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

Through our supplier base of over 7,000 suppliers, we offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill up to 100% of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

We maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Georgia, Wisconsin, Missouri and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States.

Recent Developments

In May 2008, we acquired etrinsic, a leading provider of print management and marketing services based in the United Kingdom. The acquisition price consisted of $6.9 million in cash paid in May 2008 and up to an additional $5.9 million in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011.

In July 2008, we acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Illinois. The acquisition price consisted of $6.9 million in cash paid in June 2008 and up to an additional $5.8 million in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box Inc. by June 30, 2011.

In July 2008, we acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Wisconsin. The acquisition price consisted of $7.4 million in cash paid in July 2008 and up to an additional $4.8 million in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011.

In August 2008, we acquired Mikam Graphics, a leader in the publishing industry that specializes in the procurement and management of printed and promotional products, located in New York. The acquisition price consisted of $13.0 million in cash paid in August 2008 and up to an additional $14.1 million in cash payable contingent on the achievement of certain performance measures by Mikam Graphics by July 31, 2011.

In October 2008, we acquired Origen Partners, a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials, located in Georgia. The acquisition price consisted of $7.4 million in cash paid in October 2008 and up to an additional $14.0 million in cash payable contingent on the achievement of certain performance measures by Origen Partners by September 30, 2012. As a result of this acquisition, we broadened our geographic resources and added nine sales executives and their corresponding production teams.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $160.5 million, $288.4 million and $419.0 million in 2006, 2007 and 2008, respectively, reflecting growth rates of 108.8%, 79.7% and 45.3% in 2006, 2007 and 2008, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of December 31, 2006, 2007 and 2008, we had 92, 116 and 143 enterprise clients, respectively. From our inception through December 31, 2008, we have served over 8,100 clients. For the years ended December 31, 2006, 2007 and 2008, enterprise clients accounted for 70%, 62% and 64% of our revenue, respectively, while transactional clients accounted for 30%, 38% and 36% of our revenue, respectively.

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

Because we have made several acquisitions in recent years, comparing our revenue results from year to year is complex. In an effort to make it easier for investors to compare our results in different periods, we are providing revenue information on our 2008 acquisitions. During 2008, we made five strategic acquisitions, etrinsic, Marketing-Out-of-the-Box, MediaLink Creative Solutions, Mikam Graphics and Origen Partners. Adding these operations to our existing business contributed $64.0 million of revenue in 2008. Additionally, our 2008 revenue includes 6% of organic growth. Our 2008 organic revenue growth illustrates our gain in market share in a reduced print spend environment.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins we typically realize in our transactional business. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our transactional business on an operating profit basis because the commission expense associated with enterprise jobs is generally lower.

The print industry has historically been subject to seasonal sales fluctuations because a substantial number of print orders are placed for the year-end holiday season. We have historically experienced seasonal client buying patterns with a higher percentage of our revenue being earned in our third and fourth quarters. We expect these seasonal revenue patterns to continue.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2006, 2007 and 2008 was $36.5 million, $73.4 million and $104.0 million, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 14.1%, 16.6% and 19.0% in 2006, 2007 and 2008, respectively. The increase in 2008 as a percentage of revenue compared to 2007 is primarily the result of an increase of $3.5 million in our bad debt reserve and decreased revenue due to poor macroeconomic conditions in the fourth quarter of 2008.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $1.1 million as of December 31, 2006, $1.3 million as of December 31, 2007 and $2.5 million as of December 31, 2008.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $314,000, $300,000 and $4.1 million in 2006, 2007 and 2008, respectively.

Our income from operations for 2006, 2007 and 2008 was $12.8 million, $23.2 million and $19.6 million, respectively.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. Under SFAS No. 142, Goodwill and other Intangible Assets, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist, in accordance with the provisions of SFAS No. 142. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As of December 31, 2008, our goodwill balance was $68.2 million.

SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Our intangible assets consist of customer lists, trade names, and non-compete agreements with account executives and are amortized on the straight-line basis. We believe the customer lists have ten to fifteen year useful lives, and we are amortizing the non-compete agreements over the terms of the agreements. As of December 31, 2008, the net balance of our intangible assets was $20.7 million.

Fair Value of Financial Instruments

We adopted Statement 157 on January 1, 2008 for our financial assets and financial liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of FAS 157 did not have a material impact on our fair value measurements. As of December 31, 2008, our financial assets primarily relate to our auction rate securities.

We utilize the market approach to measure fair value for our financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

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

As of December 31, 2008, our investment in student loan auction-rate securities is our only Level 3 asset. The fair values of these securities are estimated utilizing a discounted cash flow analysis. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. We adopted this statement as of January 1, 2008 and have elected to apply the fair value option to a put option relating to our auction rate securities.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), Share-Based Payments, using the prospective transition method and Black-Scholes as the option valuation model. Under the prospective transition method, we continued to account for nonvested equity awards outstanding at the date of adopting Statement 123(R) in the same manner as they had been accounted for prior to adoption. As a result, under APB No. 25, compensation expense is based on the difference, if any, on the grant date between the estimated fair value of our stock and the exercise price of options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. As of December 31, 2006, all options granted under APB No. 25 had exercise prices which were equal to or exceeded fair value on the date of the grant and therefore no compensation expense was recorded.

Using the Black-Scholes option valuation model and the assumptions set forth below, we recorded $1.1 million and $2.2 million in compensation expense, including $0.01 million and $0.8 million in compensation expense related to restricted stock grants, in 2007 and 2008, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly and as actual forfeitures occur.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2006	2007	2008
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	77.2	74.6	75.2

Gross profit	22.8	25.4	24.8

Selling, general and administrative expenses	14.1	16.6	19.0
Depreciation and amortization	0.7	0.8	1.1

Income from operations	8.0	8.0	4.7

Other income (expense)	0.5	0.9	1.5

Income before income taxes	8.5	8.9	6.2
Income tax expense	(3.3)	(1.1)	(2.4)

Net income	5.2%	7.8%	3.8%

Comparison of years ended December 31, 2008 and 2007

Revenue

Our revenue increased by $130.6 million, or 45.3%, from $288.4 million in 2007 to $419.0 million in 2008. Our revenue growth reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $87.5 million, or 48.6%, from $180.2 million in 2007 to $267.7 million in 2008. As of December 31, 2008, we had 143 enterprise clients under contract compared to 116 enterprise clients under contract as of December 31, 2007. The increase in our enterprise business is the result of more deeply penetrating our existing enterprise accounts and adding new enterprise accounts during the year. Our revenue from transactional clients increased by $43.1 million, or 39.8%, from $108.2 million in 2007 to $151.3 million in 2008. This increase in revenue is largely the result of our ongoing efforts to hire or acquire experienced sales executives with existing books of business, which helped, in turn, drive this transactional business growth. We increased our number of account executives by 59, or 26.7%, from 221 as of December 31, 2007 to 280 as of December 31, 2008.

A component of our revenue during 2008 came from the five acquisitions made during the year. Adding these operations to our existing business contributed $64.0 million of revenue in 2008. Additionally, our 2008 revenue includes 6% of organic growth. Our 2008 organic revenue growth illustrates our gain in market share in a reduced print spend environment.

Cost of goods sold

Our cost of goods sold increased by $100.0 million, or 46.5%, from $215.0 million in 2007 to $315.0 million in 2008. The increase reflects the revenue growth during 2008. Our cost of goods sold as a percentage of revenue increased from 74.6% in 2007 to 75.2% in 2008. The increase in cost of goods sold as a percentage of revenue is a result of our enterprise business generating lower gross profit as 64% of our revenue was generated through enterprise revenue in 2008 compared to 62% in 2008. Also contributing to the increase are new and not fully integrated acquisitions with lower margins with respect to which we have not fully leveraged our technology, supplier certification and sourcing processes.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.4% in 2007 to 24.8% in 2008. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and new and not fully integrated acquisitions with lower gross margins with respect to which we have not fully leveraged our technology, supplier certification and sourcing processes.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $31.7 million, or 66.0%, from $48.0 million in 2007 to $79.7 million in 2008. As a percentage of revenue, selling, general and administrative expenses increased from 16.6% in 2007 to 19.0% in 2008. The increase in 2008 as a percentage of revenue compared to 2007 is primarily the result of an increase of $3.5 million in our bad debt reserve and decreased revenue due to poor macroeconomic conditions in the fourth quarter of 2008.

Depreciation and amortization

Depreciation and amortization expense increased by $2.6 million, or 114.8%, from $2.2 million in 2007 to $4.8 million in 2008. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations decreased by $3.6 million, or 15.5%, from $23.2 million in 2007 to $19.6 million in 2008. As a percentage of revenue, income from operations decreased from 8.0% in 2007 to 4.7% in 2008. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense increased by $3.8 million, or 141.3%, from $2.7 million in 2007 to $6.4 million in 2008. The significant increase is due to the sale of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. In May 2008, we sold 500,000 shares of common stock in Echo to a related party for $4.7 million in net cash and, in September 2008, we sold 150,000 shares of common stock in Echo to another related party for $1.5 million in net cash. The gain on the sales was $6.1 million for the year ended December 31, 2008.

Provision for income taxes

Provision for income taxes increased by $6.7 million, or 200.7%, from $3.4 million in 2007 to $10.1 million in 2008. In 2007, the provision for federal and state income taxes was $3.4 million, resulting in an effective tax rate of 13.0%. In 2008, the provision for federal and state income taxes was $10.1 million, resulting in an effective tax rate of 38.8%. The increase in effective tax rate is the result of the 2007 reversal of the $6.6 million valuation allowance recorded initially in January 2006. Excluding the reversal of the $6.6 million valuation allowance, the 2007 effective tax rate would have been 38.5%. Periodically, we reviewed the continuing need for the valuation allowance based on the factors existing at the time of review. We evaluated this valuation allowance as of December 31, 2007 and determined that the full valuation allowance was no longer needed.

Net income

Net income decreased by $6.6 million, or 29.1%, from $22.5 million in 2007 to $16.0 million in 2008. Net income as a percentage of revenue decreased from 7.8% in 2007 to 3.8% in 2008. The decrease in net income as a percentage of revenue is due to an increase in our cost of goods sold, selling, general and administrative expenses, depreciation and amortization expenses, and income tax expense as a percentage of revenue, offset by the gain on the sales of Echo shares.

Comparison of years ended December 31, 2007 and 2006

Revenue

Our revenue increased by $127.9 million, or 79.7%, from $160.5 million in 2006 to $288.4 million in 2007. Our revenue growth reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $67.6 million, or 60.0%, from $112.6 million in 2006 to $180.2 million in 2007. As of December 31, 2007, we had 116 enterprise clients under contract compared to 92 enterprise clients under contract as of December 31, 2006. The increase in our enterprise business is the result of more deeply penetrating our existing enterprise accounts and adding new enterprise accounts during the year. Our revenue from transactional clients increased by $60.3 million, or 125.8%, from $47.9 million in 2006 to $108.2 million in 2007. This increase in revenue is largely the result of our ongoing efforts to hire or acquire experienced sales executives with existing books of business, which helped, in turn, drive this transactional business growth. We increased our number of account executives by 68, or 44.4%, from 153 as of December 31, 2006 to 221 as of December 31, 2007. Additionally, a component of our revenue during 2007 came from the six acquisitions made during the year. Adding these operations to our existing business contributed $31.8 million of revenue in 2007.

Cost of goods sold

Our cost of goods sold increased by $91.1 million, or 73.5%, from $124.0 million in 2006 to $215.0 million in 2007. The increase reflects the revenue growth during 2007. Our cost of goods sold as a percentage of revenue decreased from 77.2% in 2006 to 74.6% in 2007. The decrease in cost of goods sold as a percentage of revenue is a result of our transactional business generating higher gross profit as 38% of our revenue was generated through transactional revenue in 2007 compared to 30% in 2006. Additionally, we have cash discount terms for early payment with many of our suppliers, which we utilized, thereby reducing our cost of goods sold.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 22.8% in 2006 to 25.4% in 2007. The increase is the result of a greater percentage of our revenue coming from transactional business during 2007, which typically has higher gross margins, as well as early payment discounts with many of our key suppliers.

Selling, general and administrative expenses

Commission expense increased by $7.8 million, or 88.3%, from $8.8 million in 2006 to $16.6 million in 2007. As a percentage of revenue, commission expense increased from 5.5% in 2006 to 5.7% in 2007. The increase is a result of a higher percentage of our revenue being generated from transactional business, which typically results in higher commission expense to the account executives.

General and administrative expense increased by $17.5 million, or 126.4%, from $13.9 million in 2006 to $31.4 million in 2007. General and administrative expense increased as a percentage of revenue from 8.6% in 2006 to 10.9% in 2007. The increase is primarily due to an increase in salaries and benefits as a percentage of revenue, which increased from 5.2% in 2006 to 6.6% in 2007. This increase is a result of continuing to invest in key personnel dedicated to the growth of the business, including sales management and strategic sourcing. Additionally, we have increased salaries and benefits through our recent acquisitions. Finally, our legal and accounting fees increased as a result of being a public company for all of 2007.

Depreciation and amortization

Depreciation and amortization expense increased by $1.2 million, or 115.1%, from $1.0 million in 2006 to $2.2 million in 2007. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as capitalization of costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $10.3 million, or 80.6%, from $12.8 million in 2006 to $23.2 million in 2007. As a percentage of revenue, income from operations was consistent in 2006 and 2007.

Other income and expense

Other income and expense increased by $1.9 million from $775,000 in 2006 to $2.7 million in 2007. The significant increase is due to an increase in interest income from $949,000 in 2006 to $2.3 million in 2007. The increase in interest income is largely the result of the capital raised in connection with our initial public offering and follow-on offering. As a result of the initial public offering completed in August 2006, we sold 7,060,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions, professional fees, preference payments, dividend payments and repayment of outstanding indebtedness under our line of credit, of approximately $47.8 million. As a result of the follow-on offering completed in January 2007, we sold 3,000,000 shares of our common stock with net proceeds to us, after deducting underwriting discounts, commissions and offering related expenses, of approximately $37.8 million. These proceeds were used to fund acquisitions, with a portion invested in money market funds and auction-rate securities.

Provision for income taxes

Provision for income taxes decreased by $2.0 million from $5.3 million in 2006 to $3.4 million in 2007. In 2006, the provision for federal and state income taxes was $5.3 million, resulting in an effective tax rate of 39.2%. In 2007, the provision for federal and state income taxes was $3.4 million, resulting in an effective tax rate of 13.0%. The decrease in effective tax rate is the result of the reversal of the $6.6 million valuation allowance recorded initially in January 2006. Periodically, we reviewed the continuing need for the valuation allowance based on the factors existing at the time of review. We evaluated this valuation allowance as of December 31, 2007 and determined that the full valuation allowance was no longer needed.

In 2006, we used $40 million of the $50 million we received in exchange for the issuance of our Series E preferred stock to redeem Class A common shares held by our existing stockholders in connection with our conversion from a limited liability company to a corporation. The cash distribution was taxable to our stockholders and, because the redemption was done when the company was an LLC, it resulted in a $34.0 million step-up in the basis of our assets for tax purposes. As a result of the $34.0 million step-up, we recognized a deferred tax asset of $13.2 million, for which we recorded a valuation allowance of $6.6 million and a corresponding net increase to additional paid in capital of $6.6 million. This valuation allowance of $6.6 million was reversed as a result of the evaluation we performed during the fourth quarter of 2007.

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

	Three months ended
	Mar. 31, 2007 (1)	Jun. 30, 2007	Sept. 30, 2007 (2)	Dec. 31, 2007 (3)	Mar. 31, 2008	Jun. 30, 2008 (4)(7)	Sept. 30, 2008 (5)(8)	Dec. 31, 2008 (6)(9)
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$58,936	$67,307	$72,150	$90,038	$87,192	$105,346	$122,016	$104,462
Gross profit	14,406	17,226	18,344	23,412	21,568	25,778	29,475	27,200
Net income	2,662	3,821	4,027	11,994	3,858	6,105	5,679	311
Net income per share of common stock:
Basic	$0.06	$0.08	$0.08	$0.25	$0.08	$0.13	$0.12	$0.01
Diluted	$0.05	$0.08	$0.08	$0.24	$0.08	$0.12	$0.12	$0.01

(1)	The Company acquired Spectrum Printing Services in March 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning March 1, 2007.

(2)	The Company acquired Brown + Partners, Inc. in July 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning July 1, 2007.
(3)	The Company acquired Data Flow Media Systems, LP and Graphic Resource Group, Inc. in October 2007 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning October 1, 2007. The Company acquired Corporate Edge in December 2007 and financial results of this acquisition are included in the Consolidated Financial Statements beginning December 1, 2007.
(4)	The Company acquired etrinsic in May 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning May 1, 2008.
(5)	The Company acquired Marketing-Out-of-the-Box and MediaLink Creative Solutions in July 2008 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2008. The Company acquired Mikam Graphics in August 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning August 1, 2008.
(6)	The Company acquired Origen Partners in October 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning October 1, 2008.
(7)	The Company sold 500,000 shares of common stock in Echo Global Logistics, Inc. in May 2008 for $4.7 million in net cash.
(8)	The Company sold 150,000 shares of common stock in Echo Global Logistics, Inc. in September 2008 for $1.5 million in net cash.
(9)	The decrease in net income for the three months ended December 31, 2008 is primarily the result of an increase in the Company’s bad debt reserve and a decrease in revenue due to poor macroeconomic conditions in the fourth quarter of 2008.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2006, 2007 or 2008.

Liquidity and Capital Resources

At December 31, 2008, we had $4.0 million of cash and cash equivalents and $13.2 million in auction-rate securities. The auction-rate securities are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of December 31, 2007. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all of our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire on July 2, 2012. As a result of this agreement, we reclassified our auction-rate securities from marketable securities to long-term investments.

Operating Activities.    Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2008 was $12.6 million and primarily reflected net income of $16.0 million and $3.5 million of non-cash items offset by $6.8 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $21.6 million due to revenue growth and a decline in macroeconomic conditions offset by an increase in accounts payable of only $9.2 million and a decrease in unbilled revenue of $15.4 million.

In 2007, cash provided by operating activities was $8.1 million and primarily reflected net income of $22.5 million offset by $2.1 million of non-cash items and $12.3 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $19.6 million due to revenue growth with an increase in accounts payable of only $13.1 million due to our decision to take advantage of discount opportunities with many of our suppliers by accelerating payments.

Investing Activities.    Cash used in investing activities in 2008 of $45.4 million was attributable to the proceeds from the sale of marketable securities of $2.1 million and proceeds from the sale of a portion of our Echo investment of $6.1 million, offset by $48.3 million of payments made in connection with our 2007 and 2008 acquisitions and capital expenditures of $5.4 million.

In 2007, cash used in investing activities of $44.2 million was attributable to purchases of marketable securities of $7.9 million with a portion of the net proceeds received from our follow-on offering, cash paid for acquisitions of $33.9 million and capital expenditures of $2.4 million.

Financing Activities.    Cash provided by financing activities in 2008 of $9.3 million was primarily attributable to the $42.6 million of borrowings under our revolving credit facility and $1.5 million from the tax benefit of options exercised, offset by $34.3 million for the repurchase of approximately 3.0 million shares of our outstanding common stock and $500,000 of deferred financing fees.

In 2007, cash provided by financing activities of $42.3 million was primarily attributable to the net proceeds received from our follow-on offering, after underwriting discounts, commissions and offering related expenses, of approximately $37.8 million and the tax benefit of stock options exercised of $4.6 million, offset slightly by approximately $0.1 million in principal payments made on capital lease obligations.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. We had $42.6 million in outstanding borrowings under this facility as of December 31, 2008. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries and interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2008, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

We will continue to utilize cash to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and amounts available under our revolving credit facility should be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

Contractual Obligations

As of December 31, 2008, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Capital lease obligations	$309	$150	$159	$—	$—
Operating lease obligations	14,529	3,950	5,645	3,107	1,827
Revolving credit facility	42,590	42,590	—	—	—
Due to seller	684	684	—	—	—

Total	$58,112	$47,374	$5,804	$3,107	$1,827

This table does not include contingent obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. See “Recent Developments.”

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

Commodity Risk

We are dependent upon the availability of paper, and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depend on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. We believe a 10% increase in the price of paper would not have a significant effect on the Company’s consolidated statements of income or cash flows, as these costs are generally passed through to our clients.

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base. Assuming the $75.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $750,000. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

Foreign Currency Risk

A portion of our sales and earnings are attributable to operations conducted outside of the United States. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations.

We do not use derivative financial instruments.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

MANAGEMENT’S ASSESSMENT OF

INTERNAL CONTROL OVER FINANCIAL REPORTING

The financial statements were prepared by management, which is responsible for their integrity and objectivity and for establishing and maintaining adequate internal controls over financial reporting.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

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

iii.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2008, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2008, 2007 and 2006 and the Company’s internal control over financial reporting as of December 31, 2008. Their reports are presented on the following pages.

InnerWorkings, Inc.

March 4, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2009, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 4, 2009

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innerworkings, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of InnerWorkings, Inc. and our report dated March 4, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 4, 2009

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31, 2007	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$26,716,239	$4,011,855
Marketable securities	17,975,000	—
Accounts receivable, net of allowance for doubtful accounts of $1,343,294 and $5,045,059, respectively	77,280,954	73,628,112
Unbilled revenue	12,432,916	27,802,667
Inventories	5,455,083	7,539,870
Prepaid expenses	6,653,493	9,257,086
Advances to related parties	11,931	28,283
Deferred income taxes	266,625	1,881,354
Other current assets	2,621,990	6,171,916

Total current assets	149,414,231	130,321,143
Property and equipment, net	5,468,597	8,112,656
Intangibles and other assets:
Goodwill	30,522,709	68,176,168
Intangible assets, net of accumulated amortization of $1,511,698 and $3,274,425, respectively	10,632,761	20,652,370
Auction rate securities	—	13,236,041
Deposits	366,850	458,270
Investment	125,000	84,375
Deferred income taxes	10,278,685	9,664,474
Other assets	24,397	3,116,819

	51,950,402	115,388,517

Total assets	$206,833,230	$253,822,316

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$46,017,853	$54,084,430
Advances from related parties	103,322	53,176
Current maturities of capital lease obligations	67,503	123,040
Revolving credit facility	—	42,589,679
Due to seller	—	684,178
Customer deposits	6,203,377	6,777,265
Other liabilities	1,737,622	5,656,103
Accrued expenses	5,110,993	9,971,423

Total current liabilities	59,240,670	119,939,294
Capital lease obligations, less current maturities	147,481	144,993

Total liabilities	59,388,151	120,084,287
Stockholders’ equity:
Common stock, par value $0.00001 per share, 47,982,760 and 45,344,448 shares were issued and outstanding as of December 31, 2007 and 2008, respectively	480	453
Additional paid-in capital	163,854,365	167,729,745
Treasury stock at cost	(40,000,000)	(74,307,200)
Accumulated other comprehensive income	44,343	816,045
Retained earnings	23,545,891	39,498,986

Total stockholders’ equity	147,445,079	133,738,029

Total liabilities and stockholders’ equity	$206,833,230	$253,822,316

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years ended December 31,
	2006	2007	2008
Revenue	$160,514,987	$288,431,279	$419,016,715
Cost of goods sold	123,968,796	215,043,482	314,995,872

Gross profit	36,546,191	73,387,797	104,020,843
Operating expenses:
Selling, general, and administrative expenses	22,675,423	47,981,962	79,654,824
Depreciation and amortization	1,029,968	2,215,543	4,760,819

Income from operations	12,840,800	23,190,292	19,605,200
Other income (expense):
Gain on sale of investment	—	—	6,098,159
Interest income	949,036	2,266,515	853,902
Interest expense	(168,784)	(56,260)	(683,423)
Other, net	(5,242)	460,861	175,925

Total other income	775,010	2,671,116	6,444,563

Income before taxes	13,615,810	25,861,408	26,049,763
Income tax expense	5,335,374	3,357,334	10,096,668

Net income	8,280,436	22,504,074	15,953,095
Dividends on preferred shares	(1,408,740)	—	—

Net income applicable to common shareholders	$6,871,696	$22,504,074	$15,953,095

Basic earnings per share	$0.22	$0.47	$0.34
Diluted earnings per share	$0.21	$0.45	$0.32

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common A		Class B Preferred		Series E Preferred		Common Stock		Treasury Stock		Member Receivable	Addi- tional Paid-In- Capital	Accumulated Other Compre- hensive Gain (Loss)	Retained Earnings (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount					Total
Balance at January 1, 2006	31,926,375	$2,635,091	937,500	$770,625	—	—	—	—	—	—	$(188,469)	$46,500	—	$(2,011,599)	$1,252,148
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	8,280,436	8,280,436
Other comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(20,245)		(20,245)

Total other comprehensive income									—				(20,245)		(20,245)
Total comprehensive income									—						8,260,191
Issuance of Preferred shares	—	—	—	—	10,167,730	49,305,973	—	—	—	—	—	—	—	—	49,305,973
Issuance of Common A shares	254,065	1,250,000	—	—	—	—	—	—	—	—	—	—	—	—	1,250,000
Exercise of stock options	202,833	110,717	—	—	—	—	—	—	—	—	—	—	—	—	110,717
Repurchase of Common A shares	(8,134,184)	—	—	—	—	—	—	—	8,134,184	(40,000,000)	—	—	—	—	(40,000,000)
Conversion to C Corp	—	—	—	—	—	—	—	—	—	—	—	(2,011,599)	—	2,011,599	—
Tax benefit derived from stock option exercises	—	—	—	—	—	—	—	—	—	—	—	370,213	—	—	370,213
Record tax basis intangible resulting from share purchase	—	—	—	—	—	—	—	—	—	—	—	6,603,203	—	30,807	6,634,010
Repayment of member receivable	—	—	—	—	—	—	—	—	—	—	188,469	—	—	—	188,469
Preferred Series D accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(167,031)	(167,031)
Initial public offering proceeds	—	—	—	—	—	—	7,060,000	71	—	—	—	55,811,303	—	—	55,811,374
Preference payments on preferred shares	—	—	—	—	—	—		—	—	—	—	—	—	(5,500,000)	(5,500,000)
Preferred Series B and E dividends	—	—	—	(20,625)	—	—		—	—	—	—	—	—	(1,408,740)	(1,429,365)
Distributions on Common A shares	—	—	—	—	—	—	—	—	—	—	—	—	—	(193,655)	(193,655)
Stock based compensation expense	—	—	—	—	—	—		—	—	—	—	561,470	—	—	561,470
Conversion of Preferred Series D	—	—	—	—	—	—	1,600,000	16				4,999,984			5,000,000
Conversion to Common Stock	(24,249,089)	(3,995,808)	(937,500)	(750,000)	(10,167,730)	(49,305,973)	35,354,319	353	—	—	—	54,051,428	—	—	—

Balance at December 31, 2006	—	$—	—	$—	—	$—	44,014,319	$440	8,134,184	$(40,000,000)	$—	$120,432,502	$(20,245)	$1,041,817	$81,454,514
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	22,504,074	22,504,074
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	64,588	—	64,588

Total other comprehensive income													64,588		64,588
Total comprehensive income															22,568,662
Proceeds from sale of public offering	—	—	—	—	—	—	3,000,000	30	—	—	—	37,127,313	—	—	37,127,343
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	968,441	10	—	—	—	624,756	—	—	624,766
Tax benefit derived from stock option exercise	—	—	—	—	—	—	—	—	—	—	—	4,608,212	—	—	4,608,212
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	1,061,582	—	—	1,061,582

Balance at December 31, 2007	—	$—	—	$—	—	$—	47,982,760	$480	8,134,184	$(40,000,000)	$—	$163,854,365	$44,343	$23,545,891	$147,445,079
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	15,953,095	15,953,095
Other comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	—	—	—	—	—	—	—	(69,926)	—	(69,926)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	841,628	—	841,628

Total other comprehensive income													771,702		771,702
Total comprehensive income															16,724,797
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	404,817	4	—	—	—	228,920	—	—	228,924
Purchase of treasury shares	—	—	—	—	—	—	(3,043,129)	(31)	3,043,129	(34,307,200)	—	—	—	—	(34,307,231)
Tax benefit derived from stock option exercises	—	—	—	—	—	—	—	—	—	—	—	1,453,634	—	—	1,453,634
Stock based compensation expense	—	—	—	—	—	—	—	—	—	—	—	2,192,826	—	—	2,192,826

Balance at December 31, 2008	—	$—	—	$—	—	$—	45,344,448	$453	11,177,313	$(74,307,200)	$—	$167,729,745	$816,045	$39,498,986	$133,738,029

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2007	2008
Cash flows from operating activities
Net income	$8,280,436	$22,504,074	$15,953,095
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	883,483	(5,700,010)	(1,000,518)
Noncash stock compensation expense	561,470	1,061,582	2,192,826
Depreciation and amortization	1,029,968	2,215,543	4,760,819
Gain on sale of investment	—	—	(6,098,159)
Bad debt provision	314,172	299,706	3,645,655
Change in assets, net of acquisitions:
Accounts receivable	(21,705,153)	(19,589,734)	21,598,224
Unbilled revenue	(1,163,217)	(7,741,370)	(15,369,751)
Inventories	(429,847)	(925,966)	431,414
Prepaid expenses and other	(1,191,010)	2,657,455	(5,208,731)
Change in liabilities, net of acquisitions:
Accounts payable	4,519,009	13,059,337	(9,188,905)
Advances to (from) related parties	159,201	(24,838)	(66,498)
Customer deposits	(2,888,180)	3,903,062	(39,346)
Accrued expenses and other	1,916,727	(3,672,817)	1,009,568

Net cash provided by (used in) operating activities	(9,712,941)	8,046,024	12,619,693
Cash flows from investing activities
Purchases of property and equipment	(1,381,523)	(2,431,804)	(5,405,161)
Sale of investment	—	—	6,138,784
Proceeds (purchase) of marketable securities	(10,000,000)	(7,930,657)	2,080,377
Payments for acquisitions, net of cash acquired	(10,741,738)	(33,868,975)	(48,252,227)

Net cash used in investing activities	(22,123,261)	(44,231,436)	(45,438,227)
Cash flows from financing activities
Principal payments on capital lease obligations	(111,475)	(81,195)	(165,760)
Deferred financing expense	9,581	9,581	(526,574)
Repayment of member receivable	188,469	—	—
Net repayments of note payable, bank	(6,971,569)	—	—
Net borrowings from revolving credit facility	—	—	42,589,679
Payment of distributions	(3,330,654)	—	—
Payment of dividends on preferred shares	(1,646,136)	—	—
Preference payments on preferred shares	(5,500,000)	—	—
Payments for share repurchase	(40,000,000)	—	(34,307,231)
Issuance of shares	106,477,977	37,752,109	228,924
Tax benefit of stock options exercised	370,213	4,608,212	1,453,634

Net cash provided by financing activities	49,486,406	42,288,707	9,272,672

Effect of exchange rate changes on cash and cash equivalents	—	—	841,478

Increase (decrease) in cash and cash equivalents	17,650,204	6,103,295	(22,704,384)
Cash and cash equivalents, beginning of period	2,962,740	20,612,944	26,716,239

Cash and cash equivalents, end of period	$20,612,944	$26,716,239	$4,011,855

Supplemental disclosure of cash flow information
Cash paid during the year for interest	168,784	56,260	683,423
Cash paid for income taxes	3,060,718	4,263,621	5,868,330
Non-cash investing activity
Purchase payments accrued for CoreVision acquisition	1,436,000	—	—
Purchase payments accrued for Applied Graphics acquisition	185,000	—	—
Purchase payments accrued for Brown + Partners acquisition	—	—	684,178
Non-cash financing activity
Unrealized (loss) gain on available for sale investments	(20,245)	64,588	(69,926)

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of print and promotional procurement solutions to corporate clients across a wide range of industries. By integrating the talent of the Company’s employees with its proprietary technology, an extensive supplier base and domain expertise, the company procures, manages and delivers printed products as part of a comprehensive outsourced enterprise solution.

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

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of the exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of January 1, 2008 and has elected to apply the fair value option to a put option relating to its auction rate securities (refer to Note 4 for more information on auction rate securities). See Note 9 for additional information on fair value measurements.

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

Marketable Securities

At December 31, 2007, the Company’s marketable securities included auction-rate securities, which are variable rate debt instruments, having long-term maturity dates (25 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. The auction process is designed to provide a means by which these securities can be sold, and historically has provided a liquid market for them. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities the Company holds. Substantially all of the Company’s auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education, and all were rated AAA/Aaa as of December 31, 2007.

At December 31, 2007, the Company classified this investment as “available for sale” under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Accordingly, the short-term investment is reported at fair value, with any related

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

unrealized gains and losses included as a separate component of stockholders’ equity. Realized gains and losses and interest and dividends are included in interest income.

In October 2008, the Company entered into an agreement with UBS regarding its outstanding auction-rate securities. Under the agreement, the Company has the right to sell all of its outstanding auction-rate securities back to UBS at their par value. The agreement allows the Company to exercise this right starting June 30, 2010 and the right will expire on July 2, 2012. At December 31, 2008, the Company has classified these investments as long-term. See Note 4 for more information on auction rate securities.

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

Internal Use Software

The Company has adopted the provisions of AICPA Statement of Position (SOP) 98-1, Accounting for the Costs of Software Developed or Obtained for Internal Use. Accordingly, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2006, 2007 and 2008 was $321,524, $730,638 and $1,698,134, respectively. At December 31, 2007 and 2008, the net book value of internal use software costs were $2,515,983 and $5,288,892, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. For goodwill impairment test purposes, the Company has one reporting unit. The Company evaluates the recoverability of goodwill using a two-step impairment test. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. The Company has elected to test for goodwill impairment during the fourth quarter of each year and as a result of the 2008 analysis performed, no impairment charges are required.

The following is a summary of the goodwill balance as of December 31:

Balance as of December 31, 2006	$9,738,559
Goodwill acquired related to 2007 acquisitions	14,686,099
Finalization of purchase accounting for 2006 acquisitions	6,098,051
Balance as of December 31, 2007	$30,522,709
Goodwill acquired related to 2008 acquisitions	31,418,436
Finalization of purchase accounting for 2007 and 2006 acquisitions	6,235,023

Balance as of December 31, 2008	$68,176,168

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist. In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets the Company evaluates the potential impairment of finite-lived acquired intangible assets when appropriate. If the carrying amount of the asset is not recoverable based on a forecasted-undiscounted cash flow analysis, such asset would be reduced by the estimated shortfall of fair value to recorded value. The Company’s intangible assets consist of customer lists, noncompete agreements and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately 14 years, four years and twelve years, respectively.

Following is a summary of the intangible assets as of December 31:

	2007	2008	Weighted- Average Life
Customer lists	$11,082,459	$19,431,484	14.1 years
Noncompete agreements	672,000	1,027,655	3.9 years
Trade names	390,000	3,467,656	12.4 years

	12,144,459	23,926,795
Less accumulated amortization	(1,511,698)	(3,274,425)

Intangible assets, net	$10,632,761	$20,652,370

Amortization expense related to these intangible assets was $389,076, $885,860 and $1,762,727 for the years ended December 31, 2006, 2007 and 2008, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The estimated amortization expense for the next five years is as follows:

2009	$1,932,899
2010	1,894,507
2011	1,733,403
2012	1,660,664
2013	1,642,964
Thereafter	11,787,933

$20,652,370

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, or FIN 48, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on our financial condition or results of operations as a result of implementing FIN 48. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As the date of the adoption of FIN 48, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized for the year ended December 31, 2008.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2007 and 2008, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2008.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $134,091, $175,337 and $397,106 for each of the years ended December 31, 2006, 2007 and 2008, respectively.

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

The Company issued 86,000 and 1,467,172 options during the years ended December 31, 2007 and 2008, respectively. In addition, the Company granted 50,500 and 358,539 shares of nonvested shares to employees during the years ended December 31, 2007 and 2008, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,061,582 and $2,192,826, including $19,933 and $801,986 in compensation expense related to nonvested shares, for the years ended December 31, 2007 and 2008, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly and as actual forfeitures occur.

The following assumptions were utilized in the valuation for options granted in 2007 and 2008:

	2007	2008
Dividend yield	—%	—%
Risk-free interest rate	4.38%-5.05%	2.92%-3.77%
Expected life	5 years	7 years
Volatility	33.5%	33.5%

3.	Property and Equipment

Property and equipment at December 31, 2007 and 2008 consisted of the following:

	2007	2008
Computer equipment	$1,099,011	$1,822,100
Software, including internal use software	3,968,821	8,081,032
Furniture and fixtures	1,980,663	1,791,295
Leasehold improvements	632,275	1,145,715

	7,680,770	12,840,142
Less accumulated depreciation	2,212,173	4,727,486

	$5,468,597	$8,112,656

Depreciation expense was $640,892, $1,329,683, and $2,862,294, for the years ended December 31, 2006, 2007, and 2008, respectively. Depreciation expense includes amortization of office furniture under capital leases of $70,254 for each of the years ended December 31, 2007 and 2008.

4.	Auction Rate Securities

During February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities (ARS) the Company holds.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

4.	Auction Rate Securities (Continued)

In October 2008, the Company entered into an agreement with UBS regarding its outstanding ARS. Under the agreement, the Company has the right to sell all of its outstanding ARS back to UBS at par value. The agreement allows the Company to exercise this non-transferable right starting June 30, 2010 and the right will expire on July 2, 2012. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline of $2,588,656 in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income is now considered other-than-temporary and has been included in earnings as a realized loss, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.

The Company also changed the classification of the UBS-brokered ARS from available-for-sale securities to long-term investments and has recognized the fair value of the put option of $2,588,656 as an asset within other assets in the accompanying consolidated balance sheets and has recorded the resulting gain within other income in the accompanying consolidated statements of income. The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for this asset. See Note 9 for additional information on fair value measurements.

At December 31, 2008, the Company’s ARS portfolio which has a par value of $15,875,000 was carried at fair value of $13,236,041, with the related put option had a fair value of $2,588,656. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2008. Refer to Note 9 for additional information on the fair value of auction rate securities and related put option.

5.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. The Company had outstanding borrowings of $42.6 million at December 31, 2008.

6.	Commitments and Contingencies

Lease Commitments

During 2008, the Company assumed contractual operating lease obligations through acquisitions, which consisted primarily of operating leases for office space. The Company also has various capital leases that are collateralized by the respective underlying assets for furniture and fixtures that may be purchased for a nominal amount upon expiration of the leases at various dates through December 2010. Monthly payments range from $580 to $6,516. The cost and accumulated depreciation of the capital leases included in furniture and fixtures at December 31, 2008 was $491,779 and $259,216, respectively. Amortization of the related assets is included in depreciation and amortization in the accompanying statements of income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Commitments and Contingencies (Continued)

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2006, 2007 and 2008 was $828,923, $2,275,497, and $4,284,125, respectively.

Minimum annual rental payments are as follows:

	Capital Leases	Operating Leases
2009	$149,990	$3,949,590
2010	127,147	3,042,117
2011	19,336	2,603,170
2012	12,891	1,979,935
2013	—	1,127,500
Thereafter	—	1,826,804

Total minimum lease payments	309,364	$14,529,116

Less amounts representing interest	41,331

	$268,033

7.	Income Taxes

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

The provision for income taxes consisted of the following components for the years ended December 31, 2006, 2007 and 2008:

	Year Ended December 31,
	2006	2007	2008
Current
Federal	$3,586,383	$7,701,037	$8,421,367
State	865,508	1,356,307	2,217,415
Foreign	—	—	458,404

Total current	4,451,891	9,057,344	11,097,186

Deferred
Federal	755,817	(4,960,814)	(535,342)
State	127,666	(739,196)	(382,123)
Foreign	—	—	(83,053)

Total deferred	883,483	(5,700,010)	(1,000,518)

Income tax expense	$5,335,374	$3,357,334	$10,096,668

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes (Continued)

The provision for income taxes for the years ended December 31, 2006, 2007 and 2008 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2006	2007	2008
Tax expense at U.S. federal income tax rate	$4,629,375	$9,051,493	$9,117,417
State income taxes, net of federal income tax effect	655,495	1,039,314	1,211,489
Reversal of valuation allowance	—	(6,603,184)	—
Nondeductible (benefit) expenses and other	50,504	(130,289)	(232,238)

Income tax expense	$5,335,374	$3,357,334	$10,096,668

At December 31, 2006 and 2007, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2007	2008
Current deferred tax assets:
Reserves and allowances	$660,366	$2,435,691
Other	17,193	96,160

Total current deferred tax assets	677,559	2,531,851
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	11,513,634	10,768,868
Stock options	582,448	1,427,986
Net operating loss carryforward	325,507	312,114
Foreign tax credit carryforward	—	115,352
Other	—	55,312

Total noncurrent deferred tax assets	12,421,589	12,679,632

Total deferred tax assets	13,099,148	15,211,483

Total current deferred tax liability:
Prepaid & other expenses	(410,934)	(650,497)
Noncurrent deferred tax liabilities:
Fixed assets	(1,112,794)	(1,383,643)
Intangible assets	(1,030,110)	(1,631,515)

Total noncurrent deferred tax liabilities	(2,142,904)	(3,015,158)

Total deferred tax liabilities	(2,553,838)	(3,665,655)

Net deferred tax asset	$10,545,310	$11,545,828

Net current deferred tax asset	$266,625	$1,881,354
Net noncurrent deferred tax asset	10,278,685	9,664,474

Net deferred tax asset	$10,545,310	$11,545,828

In connection with the purchase of CoreVision, Inc., on September 1, 2006, the Company acquired $880,518 in net operating loss carryforwards. At December 31, 2008, $782,886 of losses remain outstanding for future use and will expire in 2025.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Acquisitions

2008 Acquisitions

etrinsic Acquisition

In May 2008, the Company acquired etrinsic, a provider of print management services. As a result of the acquisition, the Company established a strategic presence in the United Kingdom and added fifteen sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $6,901,181, including expenses directly related to the acquisition. In addition, there is up to approximately $5,900,000 in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011. Any contingent payments will be recorded as additional goodwill on the Company’s balance sheet. As the Company acquired the stock of etrinsic, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning May 1, 2008.

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

Accounts receivable	$7,517,821
Property and equipment	283,319
Other current assets	831,187
Customer list	2,853,424
Trade name	957,656
Noncompete agreement	357,655
Goodwill	3,726,747
Accounts payable	(5,152,878)
Accrued expenses	(1,762,264)
Other liabilities assumed	(2,711,486)

Net purchase price	$6,901,181

MediaLink Creative Solutions Acquisition

In July 2008, the Company acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and fulfillment functions, located in Wisconsin. As a result of the acquisition, the Company established a strategic presence in the Wisconsin print market. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $7,397,373, including expenses directly related to the acquisition. In addition, there is up to an additional $4,750,000 in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011. As of December 31, 2008, all goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Acquisitions (Continued)

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

Current assets (including cash acquired of $262,819)	$1,442,627
Inventories	1,758,724
Property and equipment	106,502
Customer list	131,490
Goodwill	4,654,433
Accounts payable	(335,186)
Other current liabilities	(361,217)

Net purchase price	$7,397,373

Marketing-Out-of-the-Box Inc. Acquisition

In July 2008, the Company acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Illinois. As a result of the acquisition, the Company broadened its strategic presence in the suburban Chicago area print market. The acquisition price was $6,863,356, including expenses directly related to the acquisition. In addition, there is up to an additional $5,833,333 in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box by June 30, 2011. As the Company acquired the stock of Marketing Out-of-the-Box, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

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

Current assets (including cash acquired of $2,430,170)	$2,622,316
Accounts receivable	1,033,673
Property and equipment	16,069
Customer list	104,350
Goodwill	4,136,298
Accounts payable	(1,028,079)
Other current liabilities	(21,271)

Net purchase price	$6,863,356

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Acquisitions (Continued)

the Company’s geographic expansion objectives. The acquisition price was $12,984,106, including expenses directly related to the acquisition. In addition, there is up to an additional $14,100,000 in cash payable contingent on the achievement of certain performance measures by Mikam Graphics by July 31, 2011. As of December 31, 2008, all of the goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on August 1, 2008.

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

Current assets (including cash acquired of $1,016,670)	$1,228,143
Accounts receivable	4,303,108
Property and equipment	8,038
Customer list	472,881
Goodwill	12,691,611
Accounts payable	(4,418,380)
Other current liabilities	(1,301,295)

Net purchase price	$12,984,106

Origen Partners Acquisition

In October 2008, the Company acquired Origen Partners, a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials, located in Georgia. As a result of the acquisition, the Company continues to expand its geographic resources and added nine sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $7,420,899, including expenses directly related to the acquisition. In addition, there is up to an additional $14,000,000 in cash payable contingent on the achievement of certain performance measures by Origen Partners by September 30, 2012. As of December 31, 2008, all of the goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on October 1, 2008.

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

Current assets (including cash acquired of $342,179)	$850,445
Accounts receivable	4,965,401
Customer list	1,746,880
Goodwill	6,209,347
Accounts payable	(4,045,364)
Deferred revenue	(852,000)
Customer deposits	(613,234)
Other liabilities assumed	(840,576)

Net purchase price	$7,420,899

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

8.	Acquisitions (Continued)

As of December 31, 2008, the Company has recorded restructuring liabilities of $486,609. The restructuring liabilities consist of $234,620 in severance packages issued to certain Origen Partners, etrinsic and Mikam Graphic employees upon termination and $251,989 for lease termination costs related to the Corporate Edge acquisition made in 2007. The Company anticipates that payments associated with these employee terminations will be made by the end of 2009 and all lease termination costs will be paid by the end of 2010.

The following unaudited pro forma information presents a summary of the Company’s consolidated statements of income for the years ended December 31, 2007 and 2008 as if the Company had acquired etrinsic, Marketing-Out-of the Box, Mikam Graphics, MediaLink and Origen Partners as of January 1, 2007.

	For the Year Ended December 31,
	2007	2008
Revenue	$499,414,286	$492,080,242
Income from operations	33,659,942	23,957,554
Net income	27,289,487	17,388,839
Basic income per share	0.58	0.37
Diluted income per share	0.55	0.35

2007 and Prior Acquisitions

During 2008, the finalization of purchase accounting for the 2006 and 2007 acquisitions resulted in an increase in goodwill of $6,235,023. The increase is the result of earn-out payments made of $8,520,977, working capital adjustment payments of $1,381,237, change in net assets acquired of $239,746 and additional acquisition costs of $631,063. This increase in goodwill is offset by adjustments made to the Corporate Edge purchase price allocation based on an updated valuation report which resulted in an additional $4,538,000 being allocated to intangibles, with a corresponding reduction in goodwill.

9.	Fair Value Measurement

As discussed in Note 2, Fair Value of Financial Instruments, the Company adopted Statement 157 on January 1, 2008 for their financial assets and financial liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s financial assets primarily relate to their auction rate securities.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement (Continued)

prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•	Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. Upon adoption, the Company elected to measure and report a put option of $2,588,656 relating to its auction rate securities (refer to Note 4 for more information) at fair value in order to account for the put option on the same basis (measured at fair value through earnings) as the associated asset (the auction rate securities).

The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of December 31, 2008. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2008:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate commercial paper	$280,961	$—	$280,961	$—
Auction rate securities (1)	15,824,697	—	—	15,824,697

Total assets	$16,105,658	$—	$280,961	$15,824,697

Amounts included in:
Cash and cash equivalents	$280,961	$—	$280,961	$—
Auction rate securities	13,236,041	—	—	13,236,041
Other assets (1)	2,588,656	—	—	2,588,656

Total	$16,105,658	$—	$280,961	$15,824,697

(1)	Includes put option elected for the fair value measurement option under SFAS No. 159 and classified as Level 3.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put Option	Total
Balance at December 31, 2007	$17,975,000	$—	$17,975,000
Bought during the period	100,000	—	100,000
Sold during the period	(2,200,000)	—	(2,200,000)
(Losses) gains included in earnings	(2,638,959)	2,588,656	(50,303)

Balance at December 31, 2008	$13,236,041	$2,588,656	$15,824,697

10.	Share Repurchase Program

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

For the year ended December 31, 2008, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.27 per share. Total cash consideration for the repurchased stock was $34.3 million. These repurchased shares are recorded as part of treasury stock.

11.	Public Offerings

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

Follow-On Offering

On January 18, 2007, the Company completed a follow-on public offering to sell shares of common stock to the public at an offering price of $13.50 per share, generating net proceeds to the Company of $37.8 million. As a result of the offering, 3,000,000 shares were sold by the Company and 5,000,000 shares were sold by the selling shareholders. An additional 451,379 shares of common stock were offered and sold by certain selling stockholders at a price of $13.50 upon exercise of stock options at a weighted average exercise price of $0.56 per share. The Company’s proceeds related to exercise of the related options were approximately $254,000. The Company has used the net proceeds of the follow-on offering to acquire or make strategic investments in complementary businesses and for working capital and other general corporate purposes.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options, restricted stock and the conversion of preferred shares. During 2006, all outstanding preferred shares were converted to common shares in connection with the initial public offering completed in August 2006. For the years ended December 31, 2007 and 2008, respectively, 236,000 and 1,813,653 options and nonvested shares were excluded from the calculation as these options were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2006, 2007, and 2008, is as follows:

	Years Ended December 31,
	2006	2007	2008
Numerator:
Net income	$8,280,436	$22,504,074	$15,953,095
Preferred stock dividends	(1,408,740)	—	—

Numerator for basic earnings per share	6,871,696	22,504,074	15,953,095
Effect of dilutive securities:
Preferred stock dividends	1,408,740	—	—

	1,408,740	—	—

Numerator for diluted earnings per share	$8,280,436	$22,504,074	$15,953,095

Denominator:
Denominator for basic earnings per share—weighted-average shares	31,711,974	47,459,481	47,137,002
Effect of dilutive securities:
Convertible preferred shares	5,069,421	—	—
Employee stock options and restricted common shares	2,590,786	2,505,013	2,004,145

Dilutive potential common shares	7,660,207	2,505,013	2,004,145

Denominator for dilutive earnings per share	39,372,181	49,964,494	49,141,147

Basic earnings per share	$0.22	$0.47	$0.34
Diluted earnings per share	$0.21	$0.45	$0.32

13.	Stock-Based Compensation Plans

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stock-Based Compensation Plans (Continued)

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

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	4,323,500	$0.55	495,045
Granted	1,362,050	5.87	—
Exercised	(202,833)	0.55	918,222
Forfeited	(3,350)	9.00	—

Outstanding at December 31, 2006	5,479,367	$1.87	$77,204,309
Granted	86,000	14.23	—
Exercised	(968,441)	0.65	16,090,547
Forfeited	(4,925)	9.00	—

Outstanding at December 31, 2007	4,592,001	$2.35	$67,880,897
Granted	1,467,172	10.28	—
Exercised	(387,894)	0.67	2,279,448
Forfeited	(186,913)	14.04	—

Outstanding at December 31, 2008	5,484,366	$4.19	$19,153,470

Options vested at December 31, 2008	3,292,042	$1.44	$17,403,015

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

As of December 31, 2006, 2007 and 2008, there were 5,479,367, 4,592,001 and 5,484,366 options issued pursuant to the Plan, respectively. The options issued during 2006 have exercise prices ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted, average contractual life of 8.35 years. The options issued during 2007 have exercise prices ranging from $0.43 to $18.69, vest ratably from one to six years and have a weighted-average contractual life of 7.38 years. The options issued during 2008 have exercise prices

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stock-Based Compensation Plans (Continued)

ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted-average remaining contractual life of 7.13 years.

Vested options totaled 3,639,667, 3,316,627 and 3,292,042 shares as of December 31, 2006, 2007 and 2008, respectively.

The aggregate intrinsic value of options outstanding for 2006, 2007 and 2008 was $77.2 million, $67.9 million, and $19.2 million, respectively. The aggregate intrinsic value of options exercisable for 2006, 2007, and 2008 was $56.1 million, $54.1 million and $17.4 million, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2006, 2007 and 2008, respectively. These amounts change based on the fair market value of the Company’s stock which was $15.96, $17.26 and $6.55 on the last business day of the years ended December 31, 2006, 2007, and 2008, respectively.

The weighted-average grant-date fair value of options granted during 2007 and 2008 was $14.23 and $10.28, respectively.

There was $4,702,444 and $10,430,384 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans as of December 31, 2007 and 2008, respectively. This cost is expected to be recognized over a weighted average period of 3.92 and 3.46 years, respectively. The stock-based compensation expense recorded for fiscal 2007 and 2008 was $1,061,582 and $2,192,826, respectively. The following table summarizes information about all stock options outstanding for the Company as of December 31, 2008:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $0.65	2,583,390	5.75	$0.52	2,583,390	$0.52
$1.00 - $4.92	1,381,608	7.25	$4.34	614,918	$3.62
$5.35 - $9.70	694,446	9.69	$6.42	31,734	$7.91
$11.38 - $13.32	419,093	9.47	$12.25	12,000	$13.32
$14.36 - $16.41	405,829	8.73	$14.74	50,000	$15.67

	5,484,366	7.13	$4.19	3,292,042	$1.44

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stock-Based Compensation Plans (Continued)

Nonvested Stock

Eligible employees receive nonvested shares as a portion of their total compensation. The nonvested shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. There was $676,967 and $3,270,044 of total unrecognized compensation costs related to the nonvested shares as of December 31, 2007 and 2008, respectively. This cost is expected to be recognized over a weighted average period of 4.91 and 3.44 years, as of December 31, 2007 and 2008, respectively. The stock-based compensation expense for the year ended December 31, 2007 and 2008 was approximately $19,000 and $802,000, respectively.

	Outstanding Options	Weighted-Average Grant Date Fair Value
Nonvested, December 31, 2006	—	$—
Granted	50,500	$13.80
Vested and transferred to unrestricted common stock	(500)	$13.80

Nonvested, December 31, 2007	50,000	$13.80
Granted	358,539	$13.12
Vested and transferred to unrestricted common stock	(16,923)	$14.29
Forfeited	(79,350)	$14.41

Nonvested, December 31, 2008	312,266	$12.82

14.	Redeemable Preferred Shares and Members’ Equity

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Redeemable Preferred Shares and Members’ Equity (Continued)

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Redeemable Preferred Shares and Members’ Equity (Continued)

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Redeemable Preferred Shares and Members’ Equity (Continued)

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

15.	Significant Customer

Sales to a single, different customer made up approximately 14%, 12% and 9% of total revenue for the years ended December 31, 2006, 2007 and 2008, respectively. All remaining revenue for the years ending December 31, 2006, 2007 and 2008, was made up of sales to customers less than 10%. The amount included in accounts receivable for this customer at December 31, 2006, 2007 and 2008 was approximately $3,000,000, $1,900,000 and $1,200,000, respectively.

16.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2006, 2007 and 2008, the Company did not make any contributions to the plan.

17.	New Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, or Statement 141(R). Statement 141(R) retains the fundamental requirements of the original pronouncement requiring that the purchase method be used for all business combinations. Statement 141(R) defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any non-controlling interest at their fair values as of the acquisition date. Statement 141(R) also requires, among other things, that transaction costs be charged to earnings and requires contingent consideration to be recorded at its fair value on the acquisition date. The Company will adopt Statement 141(R) prospectively for business combinations on or after January 1, 2009. Assets and liabilities that arose from business combinations prior to January 1, 2009 are not affected by the adoption of Statement 141(R).

18.	Related Party Transactions

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

18.	Related Party Transactions (Continued)

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

In November 2005, the Company entered into an agreement with Echo pursuant to which Echo sub-leased a portion of the Company’s office space in Chicago and paid 20% of the Company’s lease payments (and 25% of its overhead expenses) relating to this space. In January 2007, the Company amended the agreement and Echo agreed to pay 35% of the Company’s lease payments for this space for approximately $7,500 per month. This agreement expired in April 2007. Under this agreement, Echo paid the Company approximately $30,000 in lease payments for the four months ending April 2007. In June 2007, the Company entered into a new agreement with Echo pursuant to which it currently sub-leases a portion of the Company’s office space in Chicago and pays 29% of the Company’s lease payments and overhead expenses relating to this space. Echo paid the Company approximately $94,450, $165,000 and $232,000 in lease payments for the years ended December 31, 2006, 2007 and 2008, respectively. The Company has notified Echo that it intends to terminate the sub-lease agreement in the second half of 2009.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2006, 2007 and 2008 were approximately $96,000, $77,000 and $140,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $616,000 and $708,000 and $2.7 million for the years ended December 31, 2006, 2007 and 2008, respectively. The net amount payable to Echo at December 31, 2008 was $24,893.

Effective October 1, 2006, the Company entered into a referral agreement with Echo pursuant to which Echo agreed to pay the Company a fee equal to 5% of Echo’s gross profit on transactions generated through the Company’s referral of new clients, subject to a $75,000 cap per year per client referred. Echo paid approximately $60,000 for such referrals through December 31, 2006 and did not pay or owe the Company any amounts under the referral agreement for the years ended December 31, 2007. The referral agreement was terminated on February 18, 2008.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $16,000 and $12,000 in rebates for the years ended December 31, 2007 and 2008, respectively.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

19.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2008
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$87,192	$105,346	$122,016	$104,462
Gross profit	21,568	25,778	29,475	27,200
Net income	3,858	6,105	5,679	311
Net income per share:
Basic	$0.08	$0.13	$0.12	$0.01
Diluted	$0.08	$0.12	$0.12	$0.01

(1)	The Company acquired etrinsic in May 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning May 1, 2008.
(2)	The Company acquired Marketing-Out-of-the-Box and MediaLink Creative Solutions in July 2008 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2008. The Company acquired Mikam Graphics in August 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning August 1, 2008.
(3)	The Company acquired Origen Partners in October 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning October 1, 2008.

	Year Ended December 31, 2007
	First Quarter(1)	Second Quarter(4)	Third Quarter(2)(5)	Fourth Quarter(3)(6)
	(In thousands, except per share data)
Net sales	$58,936	$67,307	$72,150	$90,038
Gross profit	14,406	17,226	18,344	23,412
Net income	2,662	3,821	4,027	11,994
Net income per share:
Basic	$0.06	$0.08	$0.08	$0.25
Diluted	$0.05	$0.08	$0.08	$0.24

(1)	The Company acquired Spectrum Printing Services in March 2007 and financial results of this acquisition are included in the consolidated financial statements beginning March 1, 2007.
(2)	The Company acquired Brown + Partners, Inc. in July 2007 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2007.
(3)	The Company acquired Data Flow Media Systems, LP and Graphic Resource Group, Inc. in October 2007 and financial results of these acquisitions are included in the consolidated financial statements beginning October 1, 2007. The Company acquired Corporate Edge in December 2007 and financial results of this acquisition are included in the consolidated financial statements beginning December 1, 2007.
(4)	The Company sold 500,000 shares of common stock in Echo Global Logistics, Inc. in May 2008 for $4.7 million in net cash.
(5)	The Company sold 150,000 shares of common stock in Echo Global Logistics, Inc. in September 2008 for $1.5 million in net cash.
(6)	The decrease in net income for the three months ended December 31, 2008 is primarily the result of an increase in the Company’s bad debt reserve and decrease in top line leverage due to poor macroeconomic conditions in the fourth quarter of 2008.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe		Balance at End of Period
Fiscal year ended December 31, 2008
Allowance for doubtful accounts	$1,343,294	$4,110,842	$(427,422)	$18,345		$5,045,059
Fiscal year ended December 31, 2007
Allowance for doubtful accounts	$378,943	$299,706	$(41,236)	$705,881	(1)	$1,343,294
Fiscal year ended December 31, 2006
Allowance for doubtful accounts	$173,839	$314,172	$(193,106)	$84,038	(2)	$378,943

(1)	Amount represents the increase to the allowance for doubtful accounts balance as a result of the 2007 acquisitions and adjustments to certain 2006 acquisition allowance balances.
(2)	Amount represents the increase to the allowance for doubtful accounts balance as a result of the 2006 acquisitions.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 37 and 39 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2009 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

We have adopted a code of ethics, which is posted in the Investor Relations section on our website at http://www.inwk.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2009 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2009 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008. For information on securities authorized for issuance under equity compensation plans, see the section entitled “Market for Registrant’s Common Equity and Related Stockholders Matters” in Part II, Item 5 in this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions

Certain information required by this Item 13 relating to certain relationships and related transactions is incorporated by reference herein from our 2009 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

Item 14.	Principal Accounting Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2009 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2008.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1) Financial Statements:    Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule:    Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

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

INNERWORKINGS, INC.

By:	/S/ ERIC D. BELCHER
Eric D. Belcher
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC D. BELCHER Eric D. Belcher	President and Chief Executive Officer (principal executive officer)	March 4, 2009

/S/ JOSEPH M. BUSKY Joseph M. Busky	Chief Financial Officer (principal financial and accounting officer)	March 4, 2009

/S/ JOHN R. WALTER John R. Walter	Chairman of the Board	March 4, 2009

/S/ STEVEN E. ZUCCARINI Steven E. Zuccarini	Vice Chairman of the Board	March 4, 2009

/S/ JACK M. GREENBERG Jack M. Greenberg	Director	March 4, 2009

/S/ PETER J. BARRIS Peter J. Barris	Director	March 4, 2009

/S/ SHARYAR BARADARAN Sharyar Baradaran	Director	March 4, 2009

/S/ LINDA S. WOLF Linda S. Wolf	Director	March 4, 2009

/S/ CHARLES K. BOBRINSKOY Charles K. Bobrinskoy	Director	March 4, 2009

/S/ ERIC P. LEFKOFSKY Eric P. Lefkofsky	Director	March 4, 2009

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of October 2, 2008 by and among IW-Origen, LLC, Origen Partners, Inc., Michael Stoecker and Kim J. Stoecker.(7)

3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

4.3	Form of Recapitalization Agreement.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan.(2)

10.2A	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 19, 2008.(8)

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(4)

10.4	Form of Stock Option Award Agreement.(1)

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)

10.6	Employment Agreement dated as of January 2, 2008 by and between Kevin Harrell and InnerWorkings, Inc.(5)

10.7	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC’s Board of Directors, as amended.(2)

10.8	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(2)

10.9	Agreement dated as of March 14, 2008 by and between InnerWorkings, Inc. and Eric P. Lefkofsky.(13)

10.10	Form of Indemnification Agreement.(2)

10.11	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.(2)

10.12	Office Space Lease dated January 1, 2006 by and between InnerWorkings, Inc. and Incorp, LLC.(2)

10.13	Office Space Lease dated November 22, 2005 by and between InnerWorkings, Inc. and Echo Global Logistics, LLC.(2)

10.14	Purchase Agreement dated May 31, 2006 by and among InnerWorkings, Inc., Jerry Freundlich, David Freundlich and Graphography, Ltd.(2)

10.15	Purchase Agreement dated as of October 11, 2006 by and among InnerWorkings, Inc., Applied Graphics, Inc. and the owners of the capital stock of Applied Graphics, Inc.(3)

10.16	Stock Purchase Agreement dated as of November 26, 2007 by and among InnerWorkings, Inc., Corporate Edge, Inc., Scott Levy, Stuart Weisenfeld and Fred Moskowitz.(6)

10.17	Referral Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.(1)

10.18	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Steven E. Zuccarini and InnerWorkings, Inc.(9)

Exhibit No.	Description
10.19	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Eric D. Belcher and InnerWorkings, Inc.(9)

10.20	Employment Agreement effective as of July 16, 2008 by and between Joseph Busky and InnerWorkings, Inc.(10)

10.21	Credit Agreement, dated as of May 21, 2008, by and among InnerWorkings, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Banc of America Securities LLC, as syndication agent, J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, and certain financial institutions that are or may from time to time become parties thereto.(11)

10.22	Pledge and Security Agreement, dated as of May 21, 2008, by and among InnerWorkings, Inc., the subsidiaries of InnerWorkings, Inc. listed therein, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement.(11)

10.23	Stock Purchase Agreement dated May 7, 2008 by and between InnerWorkings, Inc. and Printworks Series E, LLC.(12)

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on October 12, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K filed on January 17, 2008.
(6)	Incorporated by reference to Current Report on Form 8-K filed on November 27, 2007.
(7)	Incorporated by reference to Current Report on Form 8-K filed on October 8, 2008.
(8)	Incorporated by reference to 2008 Proxy Statement on Schedule 14A filed on May 9, 2008.
(9)	Incorporated by reference to Current Report on Form 8-K filed on November 18, 2008.
(10)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2008.
(11)	Incorporated by reference to Current Report on Form 8-K filed on May 28, 2008.
(12)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 12, 2008.
(13)	Incorporated by reference to 2007 Annual Report on Form 10-K filed on March 17, 2008.