Form 10-Q
period 2009-03-31
INNERWORKINGS INC
filed 2009-05-11
CIK 1350381

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes      ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of May 8, 2009, the Registrant had 45,457,640 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2008	2009
	(Unaudited)

Revenue	$87,191,586	$94,277,433
Cost of goods sold	65,623,360	71,267,277

Gross profit	21,568,226	23,010,156
Operating expenses:
Selling, general, and administrative expenses	15,050,555	20,619,116
Depreciation and amortization	722,923	1,495,375

Income from operations	5,794,748	895,665
Other income (expense):
Interest income	405,658	94,439
Interest expense	—	(442,244)
Other, net	169,255	(144,296)

Total other income	574,913	(492,101)

Income before taxes	6,369,661	403,564
Income tax expense	2,511,645	155,153

Net income	3,858,016	248,411
Basic earnings per share	$0.08	$0.01
Diluted earnings per share	$0.08	$0.01

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2008	2009
		(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$4,011,855	$4,911,317
Accounts receivable, net of allowance for doubtful accounts of $5,045,059 and $3,829,111, respectively	73,628,112	78,245,896
Unbilled revenue	27,802,667	23,769,521
Inventories	7,539,870	7,854,375
Prepaid expenses	9,257,086	10,999,746
Advances to related parties	28,283	27,817
Deferred income taxes	1,881,354	1,191,848
Other current assets	6,171,916	7,414,992

Total current assets	130,321,143	134,415,512
Property and equipment, net	8,112,656	9,556,019
Intangibles and other assets:
Goodwill	68,176,168	73,833,201
Intangible assets, net of accumulated amortization of $3,274,425 and $3,721,285, respectively	20,652,370	21,039,510
Auction-rate securities	13,236,041	13,989,838
Deposits	458,270	407,035
Investment	84,375	84,375
Deferred income taxes	9,664,474	8,033,822
Other assets	3,116,819	2,310,933

	115,388,517	119,698,714

Total assets	$253,822,316	$263,670,245

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable-trade	$54,084,430	68,758,423
Advances from related parties	53,176	619,156
Current maturities of capital lease obligations	123,040	124,772
Revolving credit facility	42,589,679	41,999,618
Due to seller	684,178	—
Customer deposits	6,777,265	6,880,944
Other liabilities	5,656,103	5,192,673
Accrued expenses	9,971,423	144,722

Total current liabilities	119,939,294	123,720,308
Capital lease obligations, less current maturities	144,993	106,711
Other long-term liabilities	—	4,900,000

Total liabilities	120,084,287	128,727,019
Stockholders’ equity:
Common stock, par value $0.0001 per share, 45,344,448 and 45,457,640 shares were issued and outstanding as of December 31, 2008 and March 31, 2009, respectively	453	454
Additional paid-in capital	167,729,745	168,798,717
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	816,045	703,858
Retained earnings	39,498,986	39,747,397

Total stockholders’ equity	133,738,029	134,943,226

Total liabilities and stockholders’ equity	$253,822,316	$263,670,245

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2008	2009
	(Unaudited)

Cash flows from operating activities
Net income	$3,858,016	$248,411
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,374,234	2,320,158
Noncash stock compensation expense	574,817	919,755
Deferred financing amortization	—	52,087
Depreciation and amortization	722,923	1,495,375
Bad debt provision	(116,233)	(190,820)
Change in assets, net of acquisitions:
Accounts receivable	7,686,475	(2,182,806)
Inventories	151,675	(309,597)
Unbilled revenue	2,073,354	4,033,146
Prepaid expenses and other	(1,489,315)	(2,811,352)
Change in liabilities, net of acquisitions:
Accounts payable	(6,270,953)	13,699,055
Advances from related parties	153,189	566,446
Customer deposits	(2,155,908)	103,679
Income tax payable	(1,622,497)	(9,007,997)
Accrued expenses and other	(3,138,132)	(1,282,135)

Net cash provided by operating activities	1,801,645	7,653,405
Cash flows from investing activities
Purchases of property and equipment	(1,170,387)	(2,352,813)
Proceeds of marketable securities	2,371,454	25,584
Payments for acquisitions, net of cash acquired	(1,224,420)	(3,811,551)

Net cash used in investing activities	(23,353)	(6,138,780)
Cash flows from financing activities
Principal payments on capital lease obligations	(10,021)	(36,550)
Repayment of borrowings under revolving credit facility	—	(590,061)
Issuance of shares	122,800	49,000
Tax benefit of stock options exercised	907,351	100,218

Net cash provided by (used in) financing activities	1,020,130	(477,393)

Effect of exchange rate changes on cash and cash equivalents	—	(137,770)

Increase in cash and cash equivalents	2,798,422	899,462
Cash and cash equivalents, beginning of period	26,716,239	4,011,855

Cash and cash equivalents, end of period	$29,514,661	$4,911,317

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2009

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year of 2009. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2009.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

Recently Adopted Accounting Pronouncements

In December 2007, the FASB issued SFAS 141(R), Business Combinations. This standard significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

•	Contingent consideration is recorded at fair value as an element of purchase price with subsequent adjustments recognized in operations. Contingent consideration was previously accounted for as a subsequent adjustment of purchase price.

•	Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as decreases in goodwill.

•	Transaction costs are expensed. These costs were previously treated as costs of the acquisition.

In April 2009, the FASB issued FASB Staff Position (FSP) FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends the accounting in SFAS 141(R) for assets and liabilities arising from contingencies in a business combination. The FSP is effective January 1, 2009, and requires pre-acquisition contingencies to be recognized at fair value, if fair value can be reasonably determined during the measurement period. If fair value cannot be reasonably determined, the FSP requires measurement based on the recognition and measurement criteria of SFAS 5, Accounting for Contingencies.

The Company adopted SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009 and will account for all business acquisitions made subsequent to January 1, 2009 in accordance with these standards.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2008 analysis performed no impairment charges were required.

The increase in goodwill for the three months ended March 31, 2009 is the result of goodwill acquired as a result of business acquisitions completed during the three months ended March 31, 2009 of $5,670,518, which includes goodwill recorded for a contingent earn-out payment of $4,900,000, offset by a change in net assets acquired of $13,485.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, noncompete agreements and trade names, which are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately fourteen years, four years and twelve years, respectively.

The following is a summary of the intangible assets:

	December 31,	March 31,	Weighted-
	2008	2009	Average Life

Customer lists	$19,431,484	$20,265,484	14.1 years
Noncompete agreements	1,027,655	1,027,655	3.9 years
Trade names	3,467,656	3,467,656	12.4 years

	23,926,795	24,760,795
Less accumulated amortization	(3,274,425)	(3,721,285)

Intangible assets, net	$20,652,370	$21,039,510

Amortization expense related to these intangible assets was $245,314 and $446,860 for the three months ended March 31, 2008 and 2009, respectively.

The estimated amortization expense for the next five years is as follows:

2009	$1,980,432
2010	1,925,732
2011	1,750,096
2012	1,710,564
2013	1,698,564
Thereafter	11,974,122

$21,039,510

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

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

In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment to FASB Statement No. 115,” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted this statement as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction-rate securities (refer to Note 6 for more information on auction-rate securities). See Note 5 for additional information on fair value measurements.

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

During the three month period ended March 31, 2008 and 2009, the Company issued 207,380 and 94,087 options, respectively to various employees of the Company. In addition, during the three month period ended March 31, 2008 and 2009, the Company granted 467,392 and 47,079 common shares of restricted stock, respectively, to employees. During the three month period ended March 31, 2008 and 2009, 240,274 and 113,192 options were exercised and restricted common shares vested, respectively. The Company used the Black-Scholes option valuation model and the assumptions listed below to determine the fair value of options granted during the first quarter of 2008 and 2009. The Company recorded $574,817 and $919,755 in compensation expense for the three month periods ended March 31, 2008 and 2009, respectively.

All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly and as actual forfeitures occur.

The following assumptions were utilized in the valuation for options granted in 2008 and 2009:

	2008	2009

Dividend yield	—%	—%
Risk-free interest rate	3.01%-3.54%	2.42%
Expected life	7 years	7 years
Volatility	33.5%	33.5%

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of share options and the vesting of restricted common shares. During the three months ended March 31, 2008 and 2009, 798,772 and 2,885,910 options, respectively, were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2008 and 2009 are as follows:

	Three Months Ended
	March 31,
	2008	2009

Numerator:
Net income	$3,858,016	$248,411

Denominator:
Denominator for basic earnings per share-weighted-average shares	48,025,475	45,399,786
Effect of dilutive securities:
Employee stock options and restricted common shares	3,293,951	1,634,220

Denominator for dilutive earnings per share	51,319,426	47,034,006

Basic earnings per share	$0.08	$0.01

Diluted earnings per share	$0.08	$0.01

3.	Accumulated Other Comprehensive Income

	Three Months Ended March 31,
	2008	2009

Net income	$3,858,016	$248,411
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(469,320)	25,583
Foreign currency translation adjustment	—	(137,770)

Total comprehensive income	$3,388,696	$136,224

4.	Related Parties

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo. In May 2008, the Company sold 500,000 of its shares of common stock in Echo, or 25% of its holdings, for $4.7 million in net cash to the Company. The Company recorded a gain on sale of investment of $4.6 million as the investment was recorded at cost of $31,250. The shares were purchased by Printworks Series E, LLC, an affiliate of the Nazarian family and a stockholder of the Company. In September 2008, the Company sold 150,000 of its shares of common stock in Echo for $1.5 million in cash to the Company. The Company recorded a gain on sale of investment of approximately $1.5 million as the investment was recorded at a cost of $9,375. The shares were purchased by the Y&S Nazarian Family Foundation, an affiliate of the Nazarian family.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $3,000 and $4,900 in rebates for the three months ended March 31, 2008 and 2009, respectively.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ending March 31, 2008 was approximately $37,000. The Company did not provide any print procurement services to Echo during the three months ending March 31, 2009. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company $485,000 and $842,000 for the three months ended March 31, 2008 and 2009, respectively. The net amount payable to Echo at March 31, 2009 was $591,339.

In November 2008, the Company entered into an agreement with MediaBank, LLC, pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payment and overhead expense relating to this space. Five members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter, Peter J. Barris, Jack M. Greenberg and Linda S. Wolf, are also directors of MediaBank. In addition, a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in MediaBank. MediaBank paid the Company approximately $67,000 in lease payments for the three months ended March 31, 2009.

5.	Fair Value Measurement

As discussed in Note 1, Fair Value of Financial Instruments, the Company adopted Statement 157 on January 1, 2008 for their financial assets and financial liabilities. Statement 157 requires enhanced disclosures about assets and liabilities measured at fair value. The Company’s financial assets primarily relate to their auction-rate securities.

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

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial-Liabilities, as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction-rate securities (refer to Note 6 for more information on auction-rate securities).

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of March 31, 2009. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2009:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
	Measurement	(Level 1)	(Level 2)	(Level 3)

Assets:
Corporate commercial paper	$328,270	$—	$328,270	$—
Auction-rate securities(1)	15,824,697	—	—	15,824,697

Total assets	$16,152,967	$—	$328,270	$15,824,697

Amounts included in:
Cash and cash equivalents	$328,270	$—	$328,270	$—
Auction-rate securities	13,989,839	—	—	13,989,839
Other assets(1)	1,834,858	—	—	1,834,858

Total	$16,152,967	$—	$328,270	$15,824,697

(1)	Includes put option elected for the fair value measurement option under SFAS No. 159 and classified as Level 3.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date
	Using Significant Unobservable Inputs
	(Level 3)
	Auction-Rate
	Securities	Put Option	Total

Balance at December 31, 2008	$13,236,041	$2,588,656	$15,824,697
(Losses) gains in investments	753,797	(753,797)	—

Balance at March 31, 2009	$13,989,838	$1,834,859	$15,824,697

6.	Auction-Rate Securities

At March 31, 2009, the Company’s long-term investments were composed of $13,989,838 in auction-rate securities (“ARS”). While the underlying securities generally have long-term nominal maturities that exceed one year, the interest rates on these investments reset periodically in scheduled auctions (generally every 7-35 days). The Company has the opportunity to sell its investments during such periodic auctions subject to buyer availability.

During February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities (ARS) the Company holds. In October 2008, the Company entered into an agreement with UBS regarding its outstanding ARS. Under the agreement, the Company has the right to sell all of its outstanding ARS back to UBS at par value. The agreement allows the Company to exercise this non-transferable right starting June 30, 2010 and the right will expire on July 2, 2012. UBS also has the right to buy the

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income was considered other-than-temporary and was included in earnings as a realized loss, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities for the year-ended December 31, 2008.

The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for this asset. At March 31, 2009, the Company’s ARS portfolio which has a par value of $15,875,000 was carried at fair value of $13,989,838, while the related put option having a fair value of $1,834,858. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2009. Refer to Note 5 for additional information on the fair value of auction-rate securities and related put option.

7.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2009, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. As of March 31, 2009, the Company had outstanding borrowings of $42.0 million and availability of approximately $30.0 million under this facility.

8.	Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. The Company does not believe the adoption of FSP 107-1 will have a material impact on its consolidated financial statements.

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

Our proprietary software applications and database, PPM4tm, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for print jobs. As a result, we believe PPM4tm contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match our print jobs with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

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

We maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Georgia, Wisconsin, Missouri, Ohio and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access other attractive markets outside the United States.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $94.3 million and $87.2 million during the three months ended March 31, 2009 and 2008, respectively, an increase of 8.1%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of March 31, 2009, we had 150 enterprise clients and, for the three months ended March 31, 2009, we have served over 3,000 transactional clients. During the three months ended March 31, 2009, enterprise clients accounted for 65% of our revenue, while transactional clients accounted for 35% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the three months ended March 31, 2009 and 2008 was $23.0 million, or 24.4% of revenue, and $21.6 million, or 24.7% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 21.9% and 17.3% for the three months ended March 31, 2009 and 2008, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is the result of our 2008 acquisitions, which increased our selling, general and administrative expenses, combined with sluggish revenue growth from poor macroeconomic conditions in the first quarter of 2009.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $3.8 million as of March 31, 2009 from $1.9 million as of March 31, 2008.

We agree to provide our clients with printed products that conform to the industry standard of a “commercially reasonable quality,” and our suppliers in turn agree to provide us with products of the same quality. In addition, the quotes we provide our clients include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations.

Our income from operations for the three months ended March 31, 2009 and 2008 was $896,000 and $5.8 million, respectively.

Comparison of three months ended March 31, 2009 and 2008

Revenue

Our revenue increased by $7.1 million, or 8.1%, from $87.2 million during the three months ended March 31, 2008 to $94.3 million during the three months ended March 31, 2009. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $5.8 million, or 10.4%, from $55.6 million during the three months ended March 31, 2008 to $61.4 million during the three months ended

March 31, 2009. As of March 31, 2009, we had 150 enterprise clients compared to 121 enterprise clients under contract as of March 31, 2008. Additionally, revenue from transactional clients increased by $1.3 million, or 4.2%, from $31.6 million during the three months ended March 31, 2008 to $32.9 million during the three months ended March 31, 2009. The incremental transactional revenue is largely a result of increasing the number of experienced sales executives. We increased our number of sales executives by 52, or 22.4%, from 232 as of March 31, 2008 to 284 as of March 31, 2009.

Our revenue for the three months ended March 31, 2009 includes an organic decline of 19%, which is the result of growth from new enterprise accounts offset by a decrease in revenue from our existing customers.

Cost of goods sold

Our cost of goods sold increased by $5.6 million, or 8.6%, from $65.6 million during the three months ended March 31, 2008 to $71.3 million during the three months ended March 31, 2009. The increase is a result of the revenue growth during the three months ended March 31, 2009. Our cost of goods sold as a percentage of revenue increased slightly from 75.3% during the three months ended March 31, 2008 to 75.6% during the three months ended March 31, 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.7% during the three months ended March 31, 2008 to 24.4% during the three months ended March 31, 2009. The 30 basis point decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.6 million, or 37.0%, from $15.1 million during the three months ended March 31, 2008 to $20.6 million during the three months ended March 31, 2009. As a percentage of revenue, selling, general and administrative expenses increased from 17.3% for the three months ended March 31, 2008 to 21.9% for the three months ended March 31, 2009. The increase in selling, general and administrative expenses as a percentage of revenue is the result of our 2008 acquisitions, which increased our selling, general and administrative expenses, combined with sluggish revenue growth from poor macroeconomic conditions in the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense increased by $772,000, or 106.9%, from $723,000 during the three months ended March 31, 2008 to $1.5 million during the three months ended March 31, 2009. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is a result of the amortization of the intangible assets acquired in our 2008 acquisitions.

Income from operations

Income from operations decreased by $4.9 million, or 84.5%, from $5.8 million during the three months ended March 31, 2008 to $896,000 during the three months ended March 31, 2009. As a percentage of revenue, income from operations decreased from 6.6% during the three months ended March 31, 2008 to 1.0% during the three months ended March 31, 2009. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other expense increased by $1.1 million to $492,000 during the three months ended March 31, 2009. The increase is due to a decrease in interest income of $311,000 from $406,000 to $94,000 for the three months ended March 31, 2008 and 2009, respectively, and an increase in interest expense of $442,000 for the three months ended March 31, 2009.

Provision for income taxes

Provision for income taxes decreased by $2.4 million from $2.5 million during the three months ended March 31, 2008 to $155,000 during the three months ended March 31, 2009. Our effective tax rate was 39.4% and 38.4% for the three month periods ended March 31, 2008 and 2009, respectively.

Net income

Net income decreased by $3.6 million, or 93.6%, from $3.9 million during the three months ended March 31, 2008 to $248,000 during the three months ended March 31, 2009. Net income as a percentage of revenue decreased from 4.4% during the three months ended March 31, 2008 to 0.3% during the three months ended March 31, 2009.

Liquidity and Capital Resources

At March 31, 2009, we had $5.0 million of cash and cash equivalents and $14.0 million in auction-rate securities. The auction-rate securities are variable rate debt instruments, having long-term maturity dates (typically 15 to 40 years), but whose interest rates are reset through an auction process, most commonly at intervals of seven, 28 and 35 days. In mid-February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities we hold. Substantially all of our auction-rate securities are backed by pools of student loans guaranteed by the U.S. Department of Education. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all of our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire on July 2, 2012. As a result of this agreement, our auction-rate securities are classified as long-term investments.

Operating Activities.  Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2009 was $7.7 million and primarily consisted of $3.6 million of non-cash items and $3.8 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in unbilled revenue of $4.0 million and an increase in accounts payable of $13.7 million offset by a decrease in accrued expenses and other liabilities of $10.3 million.

Cash provided by operating activities for the three months ended March 31, 2008 was $1.8 million and primarily consisted of net income of $3.9 million and $2.6 million of non-cash items, offset by $4.6 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable of $7.7 million resulting from cash collections offset by decreases in accounts payable of $6.3 million due to early payments to vendors and accrued expenses and other liabilities of $4.8 million.

Investing Activities.  Cash used in investing activities in the three months ended March 31, 2009 of $6.1 million was attributable to the $3.8 million in payments made in connection with our acquisitions completed during the three months ended March 31, 2009 and capital expenditures of $2.4 million.

Cash used in investing activities in the three months ended March 31, 2008 of $23,000 was attributable to the proceeds on sale of marketable securities of $2.4 million, offset by $1.2 million in payments made in connection with our 2007 acquisitions and capital expenditures of $1.2 million.

Financing Activities.  Cash used in financing activities in the three months ended March 31, 2009 of $477,000 was primarily attributable to the repayment of $590,000 of borrowings under our revolving credit facility, offset by $100,000 in tax benefit of stock options exercised.

Cash provided by financing activities in the three months ended March 31, 2008 of $1.0 million was primarily attributable to a tax benefit of stock options exercised of $900,000 and the proceeds related to the exercise of stock options of $123,000.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. As of March 31, 2009, we had outstanding borrowings of $42.0 million and availability of approximately $30.0 million under this facility. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the revolving credit facility and our material domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2009, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

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

Contractual Obligations

As of March 31, 2009, we had the following contractual obligations:

	Payments Due by Period
		Less than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
	(In thousands)

Capital lease obligations	251	145	106	—	—
Operating lease obligations	18,191	4,453	6,940	4,471	2,327

Total	$18,442	$4,598	$7,046	$4,471	$2,327

This table includes capital lease obligations associated with the May 2008 etrinsic acquisition. This table does not include any contingent obligations related to any acquisitions. For discussion of our 2006 and 2007 acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in the Company’s Form 10-K for the year ended December 31, 2007. For discussion of our 2008 acquisitions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” in the Company’s Form 10-K for the year ended December 31, 2008.

Critical Accounting Policies and Estimates

As of March 31, 2009, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Position FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1”). FSP 107-1 relates to fair value disclosures in public entity financial statements for financial instruments that are within the scope of Statement of Financial Accounting Standards No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”). This guidance increases the frequency of those disclosures, requiring public entities to provide the disclosures on a quarterly basis (rather than just annually). The quarterly disclosures are intended to provide financial statement users with more timely information about the effects of current market conditions on an entity’s financial instruments that are not otherwise reported at fair value. FSP 107-1 is effective for interim and annual periods ending after June 15, 2009. FSP 107-1 must be applied prospectively. We do not believe the adoption of FSP 107-1 will have a material impact on our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning the Company’s possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base. Assuming the $75.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $750,000. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of our Annual Report on Form 10-K for the year ended December 31, 2008.

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

INNERWORKINGS, INC.

By: /s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer and President

Date: May 11, 2009

By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

Date: May 11, 2009

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