Form 10-Q
period 2009-06-30
INNERWORKINGS INC
filed 2009-08-10
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:  ☒    No:  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:  ☐    No:  ☐

Indicate by check mark whether the Registrant is an a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:  ☐    No:  ☒

As of August 7, 2009, the Registrant had 45,555,396 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Revenue	$105,346,429	$100,097,510	$192,538,015	$194,374,943
Cost of goods sold	79,568,042	75,358,000	145,191,402	146,625,277

Gross profit	25,778,387	24,739,510	47,346,613	47,749,666
Operating expenses:
Selling, general, and administrative expenses	19,499,236	20,025,090	34,549,791	40,644,206
Depreciation and amortization	1,147,080	2,219,071	1,870,003	3,714,446

Income from operations	5,132,071	2,495,349	10,926,819	3,391,014
Other income (expense):
Gain on sale of investment	4,646,961	844,097	4,646,961	844,097
Interest income	249,325	56,529	654,983	150,968
Interest expense	(33,713)	(304,545)	(33,713)	(746,789)
Other, net	54,489	(73,586)	223,744	(217,882)

Total other income	4,917,062	522,495	5,491,975	30,394

Income before taxes	10,049,133	3,017,844	16,418,794	3,421,408
Income tax expense	3,943,838	870,568	6,455,483	1,025,721

Net income	$6,105,295	$2,147,276	$9,963,311	$2,395,687

Basic earnings per share	$0.13	$0.05	$0.21	$0.05
Diluted earnings per share	$0.12	$0.05	$0.20	$0.05

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	June 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,011,855	$2,968,244
Short-term investments	—	15,774,697
Accounts receivable, net of allowance for doubtful accounts of $5,045,059 and $3,869,007, respectively	73,628,112	71,526,189
Unbilled revenue	27,802,667	23,737,500
Inventories	7,539,870	8,229,353
Prepaid expenses	9,257,086	10,452,632
Advances to related parties	28,283	37,818
Deferred income taxes	1,881,354	1,806,991
Other current assets	6,171,916	4,838,250

Total current assets	130,321,143	139,371,674
Property and equipment, net	8,112,656	10,427,534
Intangibles and other assets:
Goodwill	68,176,168	69,837,569
Intangible assets, net of accumulated amortization of $3,274,425 and $4,879,037, respectively	20,652,370	25,118,615
Long-term investments	15,824,697	—
Deposits	458,270	407,035
Investment	84,375	78,472
Deferred income taxes	9,664,474	7,624,587
Other assets	528,163	423,988

	115,388,517	103,490,266

Total assets	$253,822,316	$253,289,474

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$54,084,430	58,741,969
Advances from related parties	53,176	71,826
Current maturities of capital lease obligations	123,040	131,631
Revolving credit facility	42,589,679	42,222,150
Due to seller	684,178	—
Customer deposits	6,777,265	3,202,889
Other liabilities	5,656,103	5,331,302
Accrued expenses	9,971,423	60,654

Total current liabilities	119,939,294	109,762,421
Capital lease obligations, less current maturities	144,993	80,589
Other long-term liabilities	—	4,900,000

Total liabilities	120,084,287	114,743,010
Stockholders’ equity:
Common stock, par value $0.0001 per share, 45,344,448 and 45,555,396 shares were issued and outstanding as of December 31, 2008 and June 30, 2009, respectively	453	455
Additional paid-in capital	167,729,745	169,893,313
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	816,045	1,065,223
Retained earnings	39,498,986	41,894,673

Total stockholders’ equity	133,738,029	138,546,464

Total liabilities and stockholders’ equity	$253,822,316	$253,289,474

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net income	$9,963,311	$2,395,687
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	969,368	2,124,477
Noncash stock compensation expense	1,234,722	1,935,598
Deferred financing amortization	—	104,175
Depreciation and amortization	1,870,003	3,714,446
Gain on sale of investment	(4,646,961)	(844,097)
Bad debt provision	1,325,556	98,571
Change in assets, net of acquisitions:
Accounts receivable	6,697,583	5,084,080
Inventories	166,322	(627,564)
Unbilled revenue	(4,152,824)	4,065,167
Prepaid expenses and other	(3,002,110)	507,567
Change in liabilities, net of acquisitions:
Accounts payable	5,497,721	3,054,953
Advances to related parties	47,674	566,446
Customer deposits	(2,449,113)	(3,574,376)
Income tax payable	—	(9,007,997)
Accrued expenses and other	(2,426,897)	(1,557,898)

Net cash provided by operating activities	11,094,355	8,039,235

Cash flows from investing activities
Purchases of property and equipment	(2,217,696)	(4,241,712)
Proceeds from sale of investment	4,678,211	850,000
Proceeds from sale of marketable securities	2,443,650	29,975
Advance payments to seller	(6,691,063)	(684,178)
Advances from related parties	—	(557,331)
Payments for acquisitions, net of cash acquired	(11,546,836)	(4,210,242)

Net cash used in investing activities	(13,333,734)	(8,813,488)

Cash flows from financing activities
Principal payments on capital lease obligations	(42,059)	(72,251)
Net borrowings (repayment) of revolving credit facility	2,000,000	(367,529)
Issuance of shares	163,873	71,749
Deferred financing expense	(517,250)	—
Payment for share repurchase	(7,525,707)	—
Tax benefit of stock options exercised	1,032,795	156,222

Net cash used in financing activities	(4,888,348)	(211,809)

Effect of exchange rate changes on cash and cash equivalents	28,723	(57,549)

Decrease in cash and cash equivalents	(7,099,004)	(1,043,611)
Cash and cash equivalents, beginning of period	26,716,239	4,011,855

Cash and cash equivalents, end of period	$19,617,235	$2,968,244

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2008 and 2009

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year of 2009. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2009.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. This Statement is effective for the Company’s interim reporting period ending June 30, 2009. The Company adopted SFAS No. 165 in the current quarter and has included the required disclosures of SFAS No. 165 later in Note 1.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Subsequent Events

The Company evaluated subsequent events after the balance sheet date of June 30, 2009 for disclosure through August 10, 2009, the date on which the accompanying financial statements were issued.

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

The increase in goodwill for the six months ended June 30, 2009 is the result of earn-out payments made of $400,000, a change in net assets of $276,801, effect of foreign exchange of $158,355 and goodwill acquired as a result of business acquisitions completed during the six months ended June 30, 2009 of $6,249,445, which includes goodwill recorded for a contingent earn-out payment of $4,900,000. This increase in goodwill is offset by a decrease in working capital of $186,343 and by adjustments made to 2008 acquisition purchase price allocations based on updated valuation reports which resulted in an additional $5,236,857 being allocated to intangibles, with a corresponding reduction to goodwill.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $400,000 related to these agreements in the three and six month periods ended June 30, 2009, all of which was paid during the three months ended June 30, 2009. Total remaining potential contingent payments under these agreements amount to $47,668,455 as of June 30, 2009. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price in accordance with SFAS No. 141(R). This preliminary amount is $4,900,000 and is subject to change upon the finalization of the Company’s purchase allocation and as additional information about the fair value of the

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

assets and liabilities becomes available. After the purchase price allocations have been finalized, any future adjustments related to the acquisitions occurring after January 1, 2009, to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of June 30, 2009, the potential contingent payments are payable in the years as follows:

2009	$18,095,520
2010	15,681,268
2011	9,791,667
2012	9,000,000

$52,568,455

At June 30, 2009, the purchase price allocations for MediaLink Creative Solutions, Marketing-Out-of-the-Box Inc., Mikam Graphics, Origen Partners and the Company’s 2009 acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about the fair value of assets and liabilities becomes available.

SFAS No. 142 also requires that intangible assets with finite lives be amortized over their respective estimated useful lives and reviewed for impairment whenever impairment indicators exist in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company’s intangible assets consist of customer lists, noncompete agreements and trade names. The Company’s customer lists are being amortized over their estimated weighted-average useful lives of approximately fourteen years over the period the Company expects to receive economic benefit. The Company’s noncompete agreements and trade names are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years and twelve years, respectively.

The following is a summary of the intangible assets:

	December 31, 2008	June 30, 2009	Weighted- Average Life
Customer lists	$19,431,484	$25,477,447	14.3 years
Noncompete agreements	1,027,655	1,052,550	3.9 years
Trade names	3,467,656	3,467,655	12.4 years

	23,926,795	29,997,652
Less accumulated amortization	(3,274,425)	(4,879,037)

Intangible assets, net	$20,652,370	$25,118,615

Amortization expense related to these intangible assets was $1,157,752 and $1,604,612 for the three and six months ended June 30, 2009, respectively, and $519,757 and $765,071 for the three and six months ended June 30, 2008, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The estimated amortization expense for the next five years is as follows:

2009	$2,698,003
2010	2,497,730
2011	2,250,135
2012	2,135,323
2013	2,026,320
Thereafter	13,511,104

$25,118,615

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

During the six month periods ended June 30, 2009 and 2008, the Company issued 177,872 and 467,392 options, respectively, to various employees of the Company. In addition, during the six month periods ended June 30, 2009 and 2008, the Company granted 78,053 and 207,830 restricted common shares, respectively, to employees. During the six month periods ended June 30, 2009 and 2008, 210,948 and 272,165 options were exercised and restricted common shares vested, 65,974 and 31,891 of which were exercised and vested during the three month periods ended June 30, 2009 and 2008, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,935,598 and $1,234,722 in compensation expense for the six month periods ended June 30, 2009 and 2008, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following assumptions were utilized in the valuation for options granted in 2008 and 2009:

	2008	2009
Dividend yield	—%	—%
Risk-free interest rate	3.01% - 3.54%	2.42% - 3.45%
Expected life	7 years	7 years
Volatility	33.5%	33.5%

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and six months ended June 30, 2009, respectively, 2,955,648 and 2,985,621 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and six months ended June 30, 2008 respectively, 954,672 and 1,001,322 options and restricted common shares were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2008 and 2009 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Numerator:
Net income	$6,105,295	$2,147,276	$9,963,311	$2,395,687

Denominator:
Denominator for basic earnings per share—weighted-average shares	48,053,002	45,526,074	48,040,574	45,463,559
Effect of dilutive securities:
Employee stock options and restricted common shares	2,134,073	1,638,667	2,187,813	1,636,029

Denominator for dilutive earnings per share	50,187,075	47,164,741	50,228,387	47,099,588

Basic earnings per share	$0.13	$0.05	$0.21	$0.05

Diluted earnings per share	$0.12	$0.05	$0.20	$0.05

3.	Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Net income	$6,105,295	$2,147,276	$9,963,311	$2,395,687
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(168,800)	—	(638,120)	25,583
Foreign currency translation adjustment	28,873	361,365	28,873	223,595

Total comprehensive income	$5,965,368	$2,508,641	$9,354,064	$2,644,865

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4.	Related Party

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo. In June 2009, the Company sold 94,444 of its shares of common stock in Echo for $850,000 in net cash to the Company. The Company recorded a gain on sale of investment of $844,000 as the investment was recorded at a cost of $6,000. The shares were purchased by an employee of the Company. The Company’s investment in Echo is recorded at cost and was not evaluated for impairment as it is not practicable to estimate the fair value and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of this investment.

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three and six months ended June 30, 2009 was approximately $0 and $21,000, respectively. For the three and six months ended June 30, 2008, the Company billed approximately $22,000 and $59,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $802,000 and $1.6 million for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, Echo billed the Company approximately $665,000 and $1.2 million, respectively. The net amount payable to Echo at June 30, 2009 was $34,008.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $5,600 and $10,500 in rebates for the three and six months ended June 30, 2009, respectively, and approximately $3,000 and $6,000 for the three and six months ended June 30, 2008, respectively.

In November 2008, the Company entered into an agreement with MediaBank, LLC, pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payment and overhead expense relating to this space. Five members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter, Peter J. Barris, Jack M. Greenberg and Linda S. Wolf, are also directors of MediaBank. In addition, a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in MediaBank. MediaBank paid the Company approximately $67,000 and $134,000 in lease payments for the three and six months ended June 30, 2009, respectively.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial-Liabilities, as of October 1, 2008 and has elected to apply the fair value option to a put option relating to its auction-rate securities (refer to Note 6 for more information on auction-rate securities). The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of June 30, 2009. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2009:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate commercial paper	$371,160	$371,160	$—	$—
Short-term investments (1)	15,774,697	—	—	15,774,697

Total assets	$16,145,857	$371,160	$—	$15,774,697

Amounts included in:
Cash and cash equivalents	$371,160	$371,160	$—	$—
Short-term investments (1)	15,774,697	—	—	15,774,697

Total	$16,145,857	$371,160	$—	$15,774,697

(1)	Includes put option elected for the fair value measurement option under SFAS No. 159 and classified as Level 3.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction-Rate Securities	Put Option	Total
Balance at December 31, 2008	$13,236,041	$2,588,656	$15,824,697
(Losses) gains in investments	753,797	(753,797)	—

Balance at March 31, 2009	$13,989,838	$1,834,859	$15,824,697
Securities sold during the period	(50,000)	—	(50,000)
(Losses) gains in investments	45,609	(45,609)	—

Balance at June 30, 2009	$13,985,447	$1,789,250	$15,774,697

6.	Auction-Rate Securities

At June 30, 2009, the Company’s short-term investments were composed of $13,985,447 in auction-rate securities (“ARS”) and $1,789,250 of the related put option.

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

The Company has elected the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, for this asset. At June 30, 2009, the Company’s ARS portfolio which has a par value of $15,825,000 was carried at fair value of $13,985,447, while the related put option was carried at fair value of $1,789,250. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at June 30, 2009. Refer to Note 5 for additional information on the fair value of auction-rate securities and related put option.

7.	Income Taxes

The following table shows the Company’s effective income tax rate for the three and six months ended June 30, 2009 and 2008:

	Three months ended June 30,		Six months ended June 30,
	2008	2009	2008	2009
Income before taxes	$10,049,133	$3,017,844	$16,418,794	$3,421,408
Income tax expense	3,943,838	870,568	6,455,483	1,025,721
Effective tax rate	39.2%	28.8%	39.3%	30.0%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company’s effective tax rate decreased from 39.2% to 28.8% and from 39.3% to 30.0% for the three and six months ended June 30, 2009, respectively. The reduction in the effective tax rate for both periods is due to a research and development (R&D) tax credit resulting from the Company’s capitalized internal developed software costs. During the three months ended June 30, 2009, the Company recognized a $300,000 tax credit for R&D activities for the year ended December 31, 2008 and six months ended June 30, 2009.

8.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. As of June 30, 2009, the Company has available borrowings of $20.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2009, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. As of June 30, 2009 and 2008, the Company had outstanding borrowings of $42.2 million and $2.0 million, respectively.

9.	Recently Issued Accounting Pronouncements

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB. The Codification does not change GAAP, rather it introduces a new structure and provides an organizational framework. This Statement is effective for the Company’s interim reporting period ending September 30, 2009. The application of SFAS No. 168 is not expected to have a material effect on the consolidated financial statements.

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

Our proprietary software applications and database, PPM4 TM, create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for print jobs. As a result, we believe PPM4 TM contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match our print jobs with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

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

We maintain sales offices in Illinois, New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Georgia, Wisconsin, Missouri, Ohio and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access other attractive markets outside the United States.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $194.4 million and $192.5 million during the six months ended June 30, 2009 and 2008, respectively, an increase of 1.0%. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of June 30, 2009, we had 159 enterprise clients and, during the six months ended June 30, 2009, we served approximately 3,000 transactional clients. During the six months ended June 30, 2009, enterprise clients accounted for 65% of our revenue, while transactional clients accounted for 35% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the six months ended June 30, 2009 and 2008 was $47.7 million, or 24.6% of revenue, and $47.3 million, or 24.6% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.9% and 17.9% for the six months ended June 30, 2009 and 2008, respectively. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of our 2008 acquisitions, which increased the fixed portion of our general and administrative expenses, offset by a 15% non-sales headcount reduction made during the first quarter of 2009.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $3.8 million as of June 30, 2009 from $2.2 million as of June 30, 2008.

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

Our income from operations for the six months ended June 30, 2009 and 2008 was $3.4 million and $10.9 million, respectively.

Comparison of three months ended June 30, 2009 and 2008

Revenue

Our revenue decreased by $5.2 million, or 5.0%, from $105.3 million during the three months ended June 30, 2008 to $100.1 million during the three months ended June 30, 2009. Our revenue from enterprise clients decreased by $3.5 million, or 5.1%, from $68.1 million during the three months ended June 30, 2008 to $64.6 million during the three months ended June 30, 2009. As of June 30, 2009, we had 159 enterprise clients compared to 130 enterprise clients as of June 30, 2008. Additionally, revenue from transactional clients decreased by $1.8 million, or 4.7%, from $37.3 million during the three months ended June 30, 2008 to $35.5 million during the three months ended June 30, 2009.

The overall revenue decline for the three months ended June 30, 2009 includes an organic decline of 18%, which is the result of growth from new enterprise accounts offset by a decrease in revenue from our existing customers.

Cost of goods sold

Our cost of goods sold decreased by $4.2 million, or 5.3%, from $79.6 million during the three months ended June 30, 2008 to $75.4 million during the three months ended June 30, 2009. The decrease is consistent with the decrease in revenue during the three months ended June 30, 2009. Our cost of goods sold as a percentage of revenue decreased from 75.5% during the three months ended June 30, 2008 to 75.3% during the three months ended June 30, 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 24.5% during the three months ended June 30, 2008 to 24.7% during the three months ended June 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $526,000, or 2.7%, from $19.5 million during the three months ended June 30, 2008 to $20.0 million during the three months ended June 30, 2009. As a percentage of revenue, selling, general and administrative expenses increased from 18.5% for the three months ended June 30, 2008 to 20.0% for the three months ended June 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of our 2008 acquisitions, which increased the fixed portion of our general and administrative expenses, offset by a 15% non-sales headcount reduction made during the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense increased by $1.1 million, or 93.5%, from $1.1 million during the three months ended June 30, 2008 to $2.2 million during the three months ended June 30, 2009. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is the result of updated intangible valuation reports which allocated an additional $5.2 million to intangibles for the three months ended June 30, 2009.

Income from operations

Income from operations decreased by $2.6 million, or 51.4%, from $5.1 million during the three months ended June 30, 2008 to $2.5 million during the three months ended June 30, 2009. As a percentage of revenue, income from operations decreased from 4.9% during the three months ended June 30, 2008 to 2.5% during the three months ended June 30, 2009. The decrease in income from operations as a percentage of revenue is a result of an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense decreased $4.4 million from $4.9 million during the three months ended June 30, 2008 to $522,000 during the three months ended June 30, 2009. The decrease is due to the decrease in gain on sale of Echo shares.

Income tax expense

Income tax expense decreased by $3.1 million from $3.9 million during the three months ended June 30, 2008 to $871,000 during the three months ended June 30, 2009. Our effective tax rate was 39.2% and 28.8% for the three month periods ended June 30, 2008 and 2009, respectively. The decrease in the effective tax rate for the three month period ended June 30, 2009 is due to the recognition of a $300,000 research and development tax credit.

Net income

Net income decreased by $4.0 million, or 64.8%, from $6.1 million during the three months ended June 30, 2008 to $2.1 million during the three months ended June 30, 2009. Net income as a percentage of revenue decreased from 5.8% during the three months ended June 30, 2008 to 2.1% during the three months ended June 30, 2009. The decrease in net income as a percentage of revenue is due to the decrease in gain on sale of Echo shares and an increase in our depreciation and amortization expenses and selling, general and administrative expenses as a percentage of revenue for the three months ended June 30, 2009.

Comparison of six months ended June 30, 2009 and 2008

Revenue

Our revenue increased by $1.8 million, or 1.0%, from $192.5 million during the six months ended June 30, 2008 to $194.4 million during the six months ended June 30, 2009. Our revenue from enterprise clients increased by $2.2 million, or 1.8%, from $123.3 million during the six months ended June 30, 2008 to $125.9 million during the six months ended June 30, 2009. As of June 30, 2009, we had 159 enterprise clients compared to 130 enterprise clients as of June 30, 2008. Revenue from transactional clients decreased by $440,000, or 0.6%, from $68.9 million during the six months ended June 30, 2008 to $68.4 million during the six months ended June 30, 2009.

The overall revenue decline for the six months ended June 30, 2009 includes an organic decline of 19%, which is the result of growth from new enterprise accounts offset by a decrease in revenue from our existing customers.

Cost of goods sold

Our cost of goods sold increased by $1.4 million, or 1.0%, from $145.2 million during the six months ended June 30, 2008 to $146.6 million during the six months ended June 30, 2009. The increase reflects the revenue growth during the six months ended June 30, 2009. Our cost of goods sold as a percentage of revenue remained constant at 75.4% during the six months ended June 30, 2008 and June 30, 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, remained constant at 24.6% for the six months ended June 30, 2008 and June 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.1 million, or 17.6%, from $34.5 million during the six months ended June 30, 2008 to $40.6 million during the six months ended June 30, 2009. As a percentage of revenue, selling, general and administrative expenses increased from 17.9% for the six months ended June 30, 2008 to 20.9% for the six months ended June 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of our 2008 acquisitions, which increased the fixed portion of our general and administrative expenses, offset by a 15% non-sales headcount reduction made during the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense increased by $1.8 million, or 98.6%, from $1.9 million during the six months ended June 30, 2008 to $3.7 million during the six months ended June 30, 2009. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is a result of the amortization of the intangible assets acquired in our 2008 acquisitions and updated intangible valuation reports which allocated an additional $5.2 million to intangibles for the six months ended June 30, 2009.

Income from operations

Income from operations decreased by $7.5 million, or 69.0%, from $10.9 million during the six months ended June 30, 2008 to $3.4 million during the six months ended June 30, 2009. As a percentage of revenue, income from operations decreased from 5.7% during the six months ended June 30, 2008 to 1.7% during the six months ended June 30, 2009. The decrease in income from operations as a percentage of revenue is a result of an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense decreased $5.5 million from $5.5 million during the six months ended June 30, 2008 to $30,000 during the six months ended June 30, 2009. The decrease is due to the decrease in gain on sale of Echo shares.

Income tax expense

Income tax expense decreased by $5.4 million from $6.5 million during the six months ended June 30, 2008 to $1.0 million during the six months ended June 30, 2009. Our effective tax rate was 39.3% and 30.0% for the six month periods ended June 30, 2008 and 2009, respectively. The decrease in the effective tax rate for the six month period ended June 30, 2009 is due to the recognition of a $300,000 research and development tax credit.

Net income

Net income decreased by $7.6 million, or 76.0%, from $10.0 million during the six months ended June 30, 2008 to $2.4 million during the six months ended June 30, 2009. Net income as a percentage of revenue decreased from 5.2% during the six months ended June 30, 2008 to 1.2% during the six months ended June 30, 2009. The decrease in net income as a percentage of revenue is due to the decrease in gain on sale of Echo shares and an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Liquidity and Capital Resources

At June 30, 2009, we had $3.0 million of cash and cash equivalents and $15.8 million in short-term investments. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all of our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire on July 2, 2012. As a result of this agreement, our auction-rate securities are classified as short-term investments at June 30, 2009.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2009 was $8.0 million and primarily consisted of net income of $2.4 million, $7.1 million of non-cash items, offset by 1.5 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable of $5.1 million, increase in unbilled revenue of $4.1 million and increase in accounts payable of $3.1 million, offset by a decrease in customer deposits of $3.6 million and decrease in income tax payable of $9.0 million.

Cash provided by operating activities for the six months ended June 30, 2008 was $11.1 million and primarily consisted of net income of $10.0 million, $753,000 of non-cash items and $378,000 provided by working capital and other activities.

Investing Activities. Cash used in investing activities in the six months ended June 30, 2009 of $8.8 million was attributable to capital expenditures of $4.2 million, $4.2 million in payments made in connection with acquisitions and $684,000 payment to seller, offset by an $850,000 gain on sale of Echo shares.

Cash used in investing activities in the six months ended June 30, 2008 of $13.3 million was attributable to the proceeds from the sale of marketable securities of $2.4 million and proceeds from the sale of a portion of our Echo investment of $4.7 million, offset by $11.5 million of payments made in connection with our 2007 and 2008 acquisitions, $6.7 million paid in advance to seller and capital expenditures of $2.2 million.

Financing Activities. Cash used in financing activities in the six months ended June 30, 2009 of $212,000 was primarily attributable to the 368,000 of payments made on the revolving credit facility, offset by and $156,000 million from the tax benefit of options exercised.

Cash used in financing activities in the six months ended June 30, 2008 of $4.9 million was primarily attributable to the $7.5 million repurchase of approximately 581,000 shares of our outstanding common stock, offset by $2.0 million of borrowings on the revolving credit facility and $1.0 million from the tax benefit of options exercised.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. As of June 30, 2009, we had outstanding borrowings of $42.2 million and availability of $20.0 million under this facility. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the revolving credit facility and our material domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2009, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

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

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 1 in the Notes to the Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Contractual Obligations”.

Critical Accounting Policies and Estimates

As of June 30, 2009, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2008.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative GAAP recognized by the FASB. The Codification does not change GAAP, rather it introduces a new structure and provides an organizational framework. This Statement is effective for our interim reporting period ending September 30, 2009. The application of SFAS No. 168 is not expected to have a material effect on our consolidated financial statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2008.

Additional Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our Internet website (http://www.inwk.com) as soon as reasonably practical after we electronically files or furnishes such materials to the SEC. All of our filings may be read or copied at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. Information on the operation of the Public Filing Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk

We are dependent upon the availability of paper, and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depend on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. We believe a 10% increase in the price of paper would not have a significant effect on our consolidated statements of income or cash flows, as these costs are generally passed through to our clients.

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base. Assuming our $75.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $750,000. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

Foreign Currency Risk

A portion of our sales and earnings are attributable to operations conducted outside of the United States. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. We believe currency exchange rate fluctuations would not have a significant effect on our consolidated statements of income or cash flows as our foreign operations are not significant to our total consolidated operations.

We do not use derivative financial instruments.

Item 4.	Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4.	Submission of Matters to a Vote of Security Holders

Our annual meeting of stockholders was held on June 18, 2009. The matters which were voted on by stockholders at the annual meeting included:

(A)	A proposal to elect nine directors. Each nominee was elected to a term expiring at our annual meeting of stockholders in 2010 by a vote of the stockholders as follows:

	Affirmative Votes	Votes Withheld
John R. Walter	31,636,499	11,586,572
Steven E. Zuccarini	42,925,781	297,290
Eric D. Belcher	42,925,521	297,550
Peter J. Barris	41,640,102	1,582,969
Sharyar Baradaran	41,641,862	1,581,209
Jack M. Greenberg	41,634,948	1,586,033
Linda S. Wolf	41,641,852	1,581,219
Eric P. Lefkofsky	32,215,573	11,007,498
Charles K. Bobrinskoy	42,836,971	386,100

(B)	A proposal to approve the selection of Ernst & Young LLP as independent registered auditors for the fiscal year ending December 31, 2009. The proposal was approved by a vote of the stockholders as follows:

Affirmative votes	42,934,261
Negative votes	288,322
Abstentions	490

(C)	A proposal to approve the Amendment and Restatement of InnerWorkings, Inc. 2006 Stock Incentive Plan. The proposal was approved by a vote of the stockholders as follows:

Affirmative votes	25,335,654
Negative votes	14,604,611
Abstentions	1,114
Broker non-vote	3,281,694

Item 5.	Other Information

On August 5, 2009, we entered into a separation agreement with Ryan Irwin, our Executive Vice President of Sales, pursuant to which Mr. Irwin will be leaving the Company on September 12, 2009. Mr. Irwin will continue to receive his current annual salary and benefits through September 12, 2009.

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

INNERWORKINGS, INC.

Date: August 10, 2009	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: August 10, 2009	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.