Form 10-Q
period 2009-09-30
INNERWORKINGS INC
filed 2009-11-09
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

As of November 6, 2009, the Registrant had 45,610,735 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Revenue	$122,016,248	$98,206,204	$314,554,263	$292,581,147
Cost of goods sold	92,540,770	73,304,494	237,732,172	219,929,771

Gross profit	29,475,478	24,901,710	76,822,091	72,651,376
Operating expenses:
Selling, general, and administrative expenses	20,305,114	20,034,045	54,854,905	60,678,251
Depreciation and amortization	1,337,901	2,041,801	3,207,904	5,756,247

Income from operations	7,832,463	2,825,864	18,759,282	6,216,878
Other income (expense):
Gain on sale of investment	1,451,198	—	6,098,159	844,097
Interest income	82,968	140,160	737,951	291,128
Interest expense	(146,839)	(219,597)	(180,552)	(966,386)
Other, net	—	(39,671)	223,744	(257,553)

Total other income (expense)	1,387,327	(119,108)	6,879,302	(88,714)

Income before taxes	9,219,790	2,706,756	25,638,584	6,128,164
Income tax expense	3,540,699	977,181	9,996,182	2,002,902

Net income	$5,679,091	$1,729,575	$15,642,402	$4,125,262

Basic earnings per share	$0.12	$0.04	$0.33	$0.09
Diluted earnings per share	$0.12	$0.04	$0.31	$0.09

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2008	September 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,011,855	$1,348,745
Short-term investments	—	24,451,256
Accounts receivable, net of allowance for doubtful accounts of $5,045,059 and $4,369,007, respectively	73,628,112	76,086,409
Unbilled revenue	27,802,667	21,074,416
Inventories	7,539,870	13,132,841
Prepaid expenses	9,257,086	10,742,623
Advances to related parties	28,283	27,499
Deferred income taxes	1,881,354	1,375,556
Other current assets	6,171,916	6,380,117

Total current assets	130,321,143	154,619,462
Property and equipment, net	8,112,656	10,770,906
Intangibles and other assets:
Goodwill	68,176,168	72,246,220
Intangible assets, net of accumulated amortization of $3,274,425 and $5,748,658, respectively	20,652,370	24,281,275
Long-term investments	15,824,697	—
Deposits	458,270	438,749
Investment	84,375	—
Deferred income taxes	9,664,474	3,542,423
Other assets	528,163	376,457

	115,388,517	100,885,124

Total assets	$253,822,316	$266,275,492

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$54,084,430	$64,683,388
Advances from related parties	53,176	49,880
Current maturities of capital lease obligations	123,040	125,318
Revolving credit facility	42,589,679	42,300,000
Due to seller	684,178	—
Customer deposits	6,777,265	3,334,016
Other liabilities	5,656,103	5,711,100
Accrued expenses	9,971,423	1,462,458

Total current liabilities	119,939,294	117,666,160
Capital lease obligations, less current maturities	144,993	46,422
Other long-term liabilities	—	2,924,917

Total liabilities	120,084,287	120,637,499
Stockholders’ equity:
Common stock, par value $0.0001 per share, 45,344,448 and 45,610,735 shares were issued and outstanding as of December 31, 2008 and September 30, 2009, respectively	453	456
Additional paid-in capital	167,729,745	170,007,510
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	816,045	6,312,979
Retained earnings	39,498,986	43,624,248

Total stockholders’ equity	133,738,029	145,637,993

Total liabilities and stockholders’ equity	$253,822,316	$266,275,492

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities
Net income	$15,642,402	$4,125,262
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(124,131)	3,403,305
Noncash stock compensation expense	1,459,683	1,940,586
Deferred financing amortization	(448,055)	148,706
Depreciation and amortization	3,207,904	5,756,051
Gain on sale of investment	(6,098,159)	(844,097)
Bad debt provision	1,464,364	718,810
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(9,588,556)	6,425,620
Inventories	(121,527)	(5,543,046)
Prepaid expenses and other	(2,936,979)	(4,602,037)
Change in liabilities, net of acquisitions:
Accounts payable	14,551,617	9,164,018
Advances (payments) to related parties	197,948	(2,512)
Customer deposits	(2,481,221)	(3,443,249)
Income tax payable	—	(9,007,997)
Accrued expenses and other	(445,992)	1,843,510

Net cash provided by operating activities	14,279,298	10,082,930
Cash flows from investing activities
Purchases of property and equipment	(4,316,432)	(5,766,386)
Proceeds from sale of investment	6,138,784	850,000
Proceeds from sale of marketable securities	2,599,771	204,096
Payments to seller	—	(684,178)
Payments for acquisitions, net of cash acquired	(38,150,293)	(7,204,864)

Net cash used in investing activities	(33,728,170)	(12,601,332)
Cash flows from financing activities
Principal payments on capital lease obligations	(97,891)	(109,333)
Net borrowings from revolving credit facility	35,478,508	(289,679)
Issuance of shares	219,472	98,908
Payment for share repurchase	(26,246,293)	—
Tax benefit of stock options exercised	1,220,661	238,272

Net cash provided by (used) in financing activities	10,574,457	(61,832)

Effect of exchange rate changes on cash and cash equivalents	144,130	(82,876)

Decrease in cash and cash equivalents	(8,730,285)	(2,663,110)
Cash and cash equivalents, beginning of period	26,716,239	4,011,855

Cash and cash equivalents, end of period	$17,985,954	$1,348,745

See accompanying notes.

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2008 and 2009

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year of 2009. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 5, 2009.

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

Adjustments of Prior Year Errors

During the first nine months of 2009, the Company recorded the adjustments discussed below to correct errors that relate to prior years’ financial statements. The most significant adjustment was recorded in the third quarter, and is further described below. Other adjustments were much less significant and were recorded in the first two quarters of 2009.

The effects of the adjustments are as follows (in thousands):

	Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$(5,206)	$(6,004)
Gross Profit	(842)	(998)
Operating Income	(842)	(1,738)
Net Income	(515)	(1,153)

The adjustment recorded in the third quarter reduced revenue and gross profit by $5.2 million and $850,000, respectively. During the quarter, it was discovered by the Company that various “unbilled” revenue assets (and related accrued costs) had not been removed from the accounts at the time the jobs were billed. This related to a single customer that was on an unusual billing arrangement. Accordingly, standard internal controls were not effective. The Company investigated the cause of this error and determined that no other accounts were impacted. Further the Company has since instituted additional controls to prevent this error from reoccurring.

The Company has concluded that the amounts related to 2008 and prior years are not material, either individually or in the aggregate, to the financial statements for those periods affected, or to a fair presentation of

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

the Company’s results of operations and financial position. In addition, the effect of correcting these errors in 2009 is not expected to be material to operating results for all of 2009. Accordingly, results for fiscal 2008 and prior years have not been restated.

Recently Adopted Accounting Pronouncements

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (FASB) approved the FASB Accounting Standards Codification (“ASC” or “the Codification”) as the single source of authoritative nongovernmental GAAP. The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic and supersedes all existing U.S. accounting standards. All other accounting literature not included in the Codification, excluding guidance from the Securities Exchange Commission, is considered non-authoritative. The Codification did not change GAAP, but instead introduced a new structure that combines all authoritative standards into a comprehensive, topically organized online database. The Company implemented the Codification as of September 30, 2009 and changed the referencing of authoritative accounting literature to conform to the Codification.

Business Combinations

In December 2007, the FASB issued revised guidance for the accounting for business combinations. The revised guidance, which is now part of ASC 805, Business Combinations (ASC 805), significantly changes the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following:

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

In April 2009, the FASB issued revised guidance for recognizing and measuring pre-acquisition contingencies in a business combination. Under the revised guidance, which is now part of ASC 805, pre-acquisition contingencies are recognized at their acquisition-date fair value if a fair value can be determined during the measurement period. If the acquisition-date fair value cannot be determined during the measurement period, a contingency is to be recognized if it is probable that an asset existed or liability had been incurred at the acquisition date and the amount can be reasonably estimated.

The Company adopted the revised guidance on January 1, 2009 and will account for all business acquisitions made subsequent to January 1, 2009 in accordance with this guidance.

Subsequent Events

In May 2009, the FASB established general standards of accounting for and disclosure of subsequent events. The new guidance, which is now part of ASC 855, Subsequent Events, requires the Company to disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

statements were issued or the date the financial statements were available to be issued. This Statement was effective for the Company’s interim reporting period ending June 30, 2009. The Company adopted this new guidance effective June 30, 2009. The Company evaluated subsequent events after the balance sheet date of September 30, 2009 for disclosure through November 9, 2009, the date on which the accompanying financial statements were issued.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2008 analysis performed, no impairment charges were required.

The increase in goodwill for the nine months ended September 30, 2009 is the result of earn-out payments made of $3,147,586, a change in net assets of $430,227, effect of foreign exchange of $117,290, additional acquisition costs of $61,330 and goodwill acquired as a result of business acquisitions completed during the nine months ended September 30, 2009 of $5,736,820, which includes goodwill recorded for a contingent earn-out payment of $4,387,375. This increase in goodwill is offset by a decrease in working capital of $186,344 and by adjustments made to 2008 acquisition purchase price allocations based on updated valuation reports which resulted in an additional $5,236,857 being allocated to intangibles, with a corresponding reduction to goodwill.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $2,747,586 and $3,147,586 related to these agreements in the three and nine month periods ended September 30, 2009, respectively. Total remaining potential contingent payments under these agreements amount to $34,895,868 as of September 30, 2009. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. This preliminary amount is $4,387,375 and is subject to change upon the finalization of the Company’s purchase allocation and as additional information about the fair value of the assets and liabilities becomes available. After the purchase price allocations have been finalized, any future adjustments related to the acquisitions occurring after January 1, 2009, to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of September 30, 2009, the potential contingent payments are payable in the years as follows:

2010	$13,135,392
2011	15,685,392
2012	10,462,459

$39,283,243

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

At September 30, 2009, the purchase price allocations for Origen Partners and the Company’s 2009 acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about the fair value of assets and liabilities becomes available.

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists are being amortized over their estimated weighted-average useful lives of approximately fourteen years over the period the Company expects to receive economic benefit. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and ten years, respectively.

The following is a summary of the intangible assets:

	December 31, 2008	September 30, 2009	Weighted- Average Life
Customer lists	$19,431,484	$25,477,447	14.3 years
Noncompete agreements	1,027,655	1,052,550	3.9 years
Trade names	3,467,656	3,467,655	12.4 years
Patents	—	32,281	10.0 years

	23,926,795	30,029,933
Less accumulated amortization	(3,274,425)	(5,748,658)

Intangible assets, net	$20,652,370	$24,281,275

Amortization expense related to these intangible assets was $869,621 and $2,474,233 for the three and nine months ended September 30, 2009, respectively, and $480,806 and $1,110,079 for the three and nine months ended September 30, 2008, respectively.

The estimated amortization expense for the next five years ended September 30, 2009 is as follows:

2010	$2,664,797
2011	2,394,247
2012	2,191,400
2013	2,087,273
2014	1,970,229
Thereafter	12,973,329

$24,281,275

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008 in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The guidance also provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The Company’s investments in cash equivalents, auction-rate securities and available-for-sale securities are carried at fair value. See Notes 5 and 6 for additional information on fair value measurements.

In accordance with ASC 825, Financial Instruments (ASC 825), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, the Company has elected to apply the fair value option to a put option relating to its auction-rate securities (refer to Note 7 for more information on auction-rate securities).

Stock-Based Compensation

Since January 1, 2006, the Company has accounted for nonvested equity awards in accordance with ASC 718, Compensation -Stock Compensation. Compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company stock and the exercise price of the options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed annually and as actual forfeitures occur.

During the nine month periods ended September 30, 2009 and 2008, the Company issued 177,872 and 826,485 options, respectively, to various employees of the Company. In addition, during the nine month periods ended September 30, 2009 and 2008, the Company granted 78,053 and 336,736 restricted common shares, respectively, to employees. During the nine month periods ended September 30, 2009 and 2008, 266,287 and 319,283 options were exercised and restricted common shares vested, 55,339 and 47,118 of which were exercised and vested during the three month periods ended September 30, 2009 and 2008, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,940,586 and $1,459,683 in compensation expense for the nine month periods ended September 30, 2009 and 2008, respectively.

The following assumptions were utilized in the valuation for options granted in 2008 and 2009:

	2008	2009
Dividend yield	—%	—%
Risk-free interest rate	3.01% - 3.64%	2.42% - 3.45%
Expected life	7 years	7 years
Volatility	33.5%	33.5%

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and nine months ended September 30, 2009, respectively, 2,914,171 and 3,013,961 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. For the three and nine months ended September 30, 2008, 1,127,886 options and restricted common shares were excluded from the calculation as these options were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2008 and 2009 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Numerator:
Net income	$5,679,091	$1,729,575	$15,642,402	$4,125,262

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,097,230	45,580,606	47,723,840	45,504,137
Effect of dilutive securities:
Employee stock options and restricted common shares	2,039,186	1,594,988	2,138,319	1,618,362

Denominator for dilutive earnings per share	49,136,416	47,175,594	49,862,159	47,122,499

Basic earnings per share	$0.12	$0.04	$0.33	$0.09

Diluted earnings per share	$0.12	$0.04	$0.31	$0.09

3.	Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Net income	$5,679,091	$1,729,575	$15,642,402	$4,125,262
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	(244,191)	5,511,295	(882,311)	5,536,878
Foreign currency translation adjustment	115,407	(263,539)	144,280	(39,944)

Total comprehensive income	$5,550,307	$6,977,331	$14,904,371	$9,622,196

4.	Related Party

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering. As of September 30, 2009, the Company owned 627,778 shares of Echo’s common stock after the effects of the one-for-two reverse stock split.

The Company’s investment in Echo was recorded at cost prior-to the completion of Echo’s initial public offering. As of September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).

Agreements and Services with Related Parties

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2009 was approximately $10,000 and $41,000, respectively. For the three and nine months ended September 30, 2008, the Company billed approximately $35,000 and $94,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $235,000 and $1.9 million for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, Echo billed the Company approximately $837,000 and $2.0 million, respectively. The net amount payable to Echo at September 30, 2009 was $22,381.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $3,800 and $15,000 in rebates for the three and nine months ended September 30, 2009, respectively, and approximately $3,000 and $9,000 for the three and nine months ended September 30, 2008, respectively.

In November 2008, the Company entered into an agreement with MediaBank, LLC, pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payment and overhead expense relating to this space. Five members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter, Peter J. Barris, Jack M. Greenberg and Linda S. Wolf, are also directors of MediaBank. In addition, a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in MediaBank. MediaBank paid the Company approximately $41,825 and $175,825 in lease payments for the three and nine months ended September 30, 2009, respectively. The agreement was terminated on August 15, 2009.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At September 30, 2009, the Company’s financial assets primarily relate to their auction-rate securities and available-for-sale securities and are included in short-term investments. See Note 6 for additional information on auction rate securities.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company has classified its investment in Echo Global Logistics (Echo) as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be included in other income.

The unrealized gains (losses) included in accumulated other comprehensive income are as follows:

	December 31, 2008			September 30, 2009
	Cash & Cash Equivalents	Short-term Investments	Long-term Investments	Cash & Cash Equivalents	Short-term Investments	Long-term Investments
Measured at fair value:
Corporate commercial paper	$280,961	$—	$—	$390,532	$—	$—
Available-for-sale	—	—	—	—	8,826,559	—

Other Measurement basis:
Auction-rate securities	—	—	15,824,697	—	15,624,697	—
Cost method investments	—	—	84,375
Total investments	$280,961	$—	$15,909,072	$390,532	$24,451,256	$—

Amounts including in other-comprehensive from available-for-sale securities:

Unrealized gains (pre-tax)	$—	$—	$64,588	$—	$5,536,878	$—
Unrealized losses (pre-tax)	$—	$—	$—	$—	$—	$—

6.	Fair Value Measurement

ASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

The Company has elected to apply the fair value guidance within ASC 825, Financial Instruments (ASC 825), as of October 1, 2008 to a put option relating to its auction-rate securities (refer to Note 7 for more information on auction-rate securities). The Company’s investments in student loan auction-rate securities and

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of September 30, 2009. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2009:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate commercial paper	$390,532	$390,532	$—	$—
Short-term investments (1)	24,451,256	8,826,559	—	15,624,697

Total assets	$24,841,788	$9,217,091	$—	$15,624,697

Amounts included in:
Cash and cash equivalents	$390,532	$390,532	$—	$—
Short-term investments (1)	24,451,256	8,826,559	—	15,624,697

Total	$24,841,788	$9,217,091	$—	$15,624,697

(1)	Includes put option elected for the fair value measurement option under ASC 825 and classified as Level 3. Amount also includes the investment in Echo Global Logistics, which is classified as Level 1.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction-Rate Securities	Put Option	Total
Balance at December 31, 2008	$13,236,041	$2,588,656	$15,824,697
Gains in investments	775,286	(775,286)	—
Securities sold during the period	(200,000)	—	(200,000)
Balance at September 30, 2009	$13,811,327	$1,813,370	$15,624,697

7.	Auction-Rate Securities

At September 30, 2009, the Company’s short-term investments included $13,811,327 in auction-rate securities (“ARS”) and $1,813,370 of the related put option.

During February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities (ARS) the Company holds. In October 2008, the Company entered into an agreement with UBS regarding its outstanding ARS. Under the agreement, the Company has the right to sell all of its outstanding ARS back to UBS at par value. The agreement allows the Company to exercise this non-transferable right starting June 30, 2010 and the right will expire on July 2, 2012. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option,

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income was considered other-than-temporary and was included in earnings as a realized loss, in accordance with ASC 320, Investments – Debt and Equity Securities, for the year-ended December 31, 2008.

The Company has elected the fair value measurement option under ASC 825, Financial Instruments (ASC 825), for this asset. At September 30, 2009, the Company’s ARS portfolio which has a par value of $15,625,000 was carried at fair value of $13,811,327, while the related put option was carried at fair value of $1,813,370. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at September 30, 2009. Refer to Note 6 for additional information on the fair value of auction-rate securities and related put option.

8.	Income Taxes

The following table shows the Company’s effective income tax rate for the three and nine months ended September 30, 2009 and 2008:

	Three months ended September 30,		Nine months ended September 30,
	2008	2009	2008	2009
Income before taxes	$9,219,790	$2,706,756	$25,638,584	$6,128,164
Income tax expense	3,540,699	977,181	9,996,182	2,002,902
Effective tax rate	38.4%	36.1%	39.0%	32.7%

The Company’s effective tax rate decreased from 38.4% to 36.1% and from 39.0% to 32.7% for the three and nine months ended September 30, 2009, respectively. The reduction in the effective tax rate for both periods is due to a research and development (R&D) tax credit resulting from the Company’s capitalized internal developed software costs. During the three and nine months ended September 30, 2009, the Company recognized a tax credit of $153,000 and $528,000, respectively, for R&D activities for the year ended December 31, 2008 and nine months ended September 30, 2009.

9.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. As of September 30, 2009, the Company has available borrowings of $9.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2009, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. As of September 30, 2009 and 2008, the Company had outstanding borrowings of $42.3 million and $35.5 million, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

10.	Recently Issued Accounting Pronouncements

In August 2009, the FASB issued guidance for the accounting for the fair value measurements of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted priced used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. The Company does not expect that the provisions of the new guidance will have a material effect on its consolidated results of operations and financial condition.

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

Through our supplier base of over 8,000 suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $292.6 million and $314.6 million during the nine months ended September 30, 2009 and 2008, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of September 30, 2009, we had 166 enterprise clients and, during the nine months ended September 30, 2009, we served approximately 3,000 transactional clients. During the nine months ended September 30, 2009, enterprise clients accounted for 65% of our revenue, while transactional clients accounted for 35% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the nine months ended September 30, 2009 and 2008 was $72.7 million, or 24.8% of revenue, and $76.8 million, or 24.4% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.7% and 17.4% for the nine months ended September 30, 2009 and 2008, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $4.3 million as of September 30, 2009 from $1.8 million as of September 30, 2008.

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

Our income from operations for the nine months ended September 30, 2009 and 2008 was $6.2 million and $18.8 million, respectively.

Comparison of three months ended September 30, 2009 and 2008

Revenue

Our revenue decreased by $23.8 million, or 19.5%, from $122.0 million during the three months ended September 30, 2008 to $98.2 million during the three months ended September 30, 2009. $5.7 million, or 4.7%, of the decrease in revenue is due to a one time correction of an error related to a revenue accrual for one customer. See Note 1 to our consolidated financial statements, Adjustment of Prior Year Errors, for more information on the prior period portion of this correction. The remaining $18.1 million, or 14.8%, decrease in revenue is due to the decrease in revenue from enterprise clients of $15.8 million, or 19.9%, from $79.2 million during the three months ended September 30, 2008 to $63.4 million during the three months ended September 30, 2009. As of September 30, 2009, we had 166 enterprise clients compared to 137 enterprise clients as of September 30, 2008. Additionally, revenue from transactional clients decreased by $8.0 million, or 18.7%, from $42.8 million during the three months ended September 30, 2008 to $34.8 million during the three months ended September 30, 2009.

Cost of goods sold

Our cost of goods sold decreased by $19.2 million, or 20.8%, from $92.5 million during the three months ended September 30, 2008 to $73.3 million during the three months ended September 30, 2009. The decrease is consistent with the decrease in revenue during the three months ended September 30, 2009. Our cost of goods sold as a percentage of revenue increased from 75.8% during the three months ended September 30, 2008 to 74.6% during the three months ended September 30, 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 24.2% during the three months ended September 30, 2008 to 25.4% during the three months ended September 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $271,000, or 1.3%, from $20.3 million during the three months ended September 30, 2008 to $20.0 million during the three months ended September 30, 2009. As a percentage of revenue, selling, general and administrative expenses increased from 16.6% for the three months ended September 30, 2008 to 20.4% for the three months ended September 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of a $5.7 million decrease in revenue due to a one time correction of an error related to a 2008 revenue accrual for one customer and our 2008 acquisitions, which increased the fixed portion of our general and administrative expenses, offset by a 15% non-sales headcount reduction made during the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense increased by $704,000, or 52.6%, from $1.3 million during the three months ended September 30, 2008 to $2.0 million during the three months ended September 30, 2009. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is the result of the finalization of 2008 acquisitions purchase accounting which allocated an additional $5.2 million to intangibles and were recorded during the second quarter of 2009.

Income from operations

Income from operations decreased by $5.0 million, or 63.9%, from $7.8 million during the three months ended September 30, 2008 to $2.8 million during the three months ended September 30, 2009. As a percentage of revenue, income from operations decreased from 6.4% during the three months ended September 30, 2008 to 2.9% during the three months ended September 30, 2009. The decrease in income from operations as a percentage of revenue is a result of the correction of the $5.7 million error described above and an increase in depreciation and amortization expenses.

Other income and expense

Other expense decreased by $1.5 million to $119,000 during the three months ended September 30, 2009. The decrease is the result of the sale of Echo shares during the three months ended September 30, 2008, which resulted in a gain on sale of $1.5 million. We did not sell any Echo shares during the three months ended September 30, 2009.

Income tax expense

Income tax expense decreased by $2.6 million from $3.5 million during the three months ended September 30, 2008 to $977,000 during the three months ended September 30, 2009. Our effective tax rate was 38.4% and 36.1% for the three month periods ended September 30, 2008 and 2009, respectively. The decrease in the effective tax rate for the three month period ended September 30, 2009 is due to the recognition of additional $153,000 research and development tax credit.

Net income

Net income decreased by $3.9 million, or 69.5%, from $5.7 million during the three months ended September 30, 2008 to $1.7 million during the three months ended September 30, 2009. Net income as a percentage of revenue decreased from 4.7% during the three months ended September 30, 2008 to 1.8% during the three months ended September 30, 2009. The decrease in net income as a percentage of revenue is due to the decrease in the gain on sale of Echo shares, the correction of the error described above and an increase in our depreciation and amortization expenses for the three months ended September 30, 2009.

Comparison of nine months ended September 30, 2009 and 2008

Revenue

Our revenue decreased by $22.0 million, or 7.0%, from $314.6 million during the nine months ended September 30, 2008 to $292.6 million during the nine months ended September 30, 2009. $5.7 million, or 1.8%, of the decrease in revenue is due to a one time correction of an error related to a revenue accrual for one customer. See Note 1 to our consolidated financial statements, Adjustment of Prior Year Errors, for more information on the prior period portion of this correction. The remaining $16.2 million, or 5.2%, decrease in revenue is due to the decrease in revenue from enterprise clients of $13.5 million, or 6.7%, from $202.9 million during the nine months ended September 30, 2008 to $189.3 million during the nine months ended September 30, 2009. As of September 30, 2009, we had 166 enterprise clients compared to 137 enterprise clients as of September 30, 2008. Revenue from transactional clients decreased by $8.5, or 7.6%, from $111.7 million during the nine months ended September 30, 2008 to $103.2 million during the nine months ended September 30, 2009.

Cost of goods sold

Our cost of goods sold decreased by $17.8 million, or 7.5%, from $237.7 million during the nine months ended September 30, 2008 to $218.9 million during the nine months ended September 30, 2009. The decrease is consistent with the decrease in revenue during the nine months ended September 30, 2009. Our cost of goods sold as a percentage of revenue decreased from 75.6% for the nine months ended September 30, 2008 to 75.2% during the nine months ended September 30, 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 24.4% for the nine months ended September 30, 2008 to 24.8% for the nine months ended September 30, 2009.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.8 million, or 10.6%, from $54.9 million during the nine months ended September 30, 2008 to $60.7 million during the nine months ended September 30, 2009. As a percentage of revenue, selling, general and administrative expenses increased from 17.4% for the nine months ended September 30, 2008 to 20.7% for the nine months ended September 30, 2009. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of a $5.7 million decrease in revenue due to a one time correction of an error related to a 2008 revenue accrual for one customer and our 2008 acquisitions, which increased the fixed portion of our general and administrative expenses, offset by a 15% non-sales headcount reduction made during the first quarter of 2009.

Depreciation and amortization

Depreciation and amortization expense increased by $2.5 million, or 79.4%, from $3.2 million during the nine months ended September 30, 2008 to $5.8 million during the nine months ended September 30, 2009. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software. The increase in amortization expense is a result of the amortization of the intangible assets acquired in our 2008 acquisitions and the finalization of 2008 acquisitions purchase accounting which allocated an additional $5.2 million to intangibles and were recorded during the second quarter of 2009.

Income from operations

Income from operations decreased by $12.5 million, or 66.9%, from $18.8 million during the nine months ended September 30, 2008 to $6.2 million during the nine months ended September 30, 2009. As a percentage of revenue, income from operations decreased from 6.0% during the nine months ended September 30, 2008 to 2.1% during the nine months ended September 30, 2009. The decrease in income from operations as a percentage of revenue is a result of the correction of the error described above and an increase in our depreciation and amortization expenses.

Other income and expense

Other expense decreased by $7.0 million to $89,000 during the nine months ended September 30, 2009. The decrease is primarily due to the decrease in the gain on the sale of Echo shares from $6.1 million during the nine months ended September 30, 2008 to $844,000 during the nine months ended September 30, 2009.

Income tax expense

Income tax expense decreased by $8.0 million from $10.0 million during the nine months ended September 30, 2008 to $2.0 million during the nine months ended September 30, 2009. Our effective tax rate was 39.0% and 32.7% for the nine month periods ended September 30, 2008 and 2009, respectively. The decrease in the effective tax rate for the nine month period ended September 30, 2009 is due to the recognition of a $528,000 research and development tax credit related to 2008 and three months ended September 30, 2009.

Net income

Net income decreased by $11.5 million, or 73.6%, from $15.6 million during the nine months ended September 30, 2008 to $4.1 million during the nine months ended September 30, 2009. Net income as a percentage of revenue decreased from 5.0% during the nine months ended September 30, 2008 to 1.4% during the nine months ended September 30, 2009. The decrease in net income as a percentage of revenue is due to the decrease in gain on sale of Echo shares and an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Liquidity and Capital Resources

At September 30, 2009, we had $1.3 million of cash and cash equivalents and $24.5 million in short-term investments, which includes approximately $8.8 million in available-for-sale securities and $15.6 million in auction-rate securities. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all of our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire on July 2, 2012. As a result of this agreement, our auction-rate securities are classified as short-term investments at September 30, 2009.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2009 was $10.1 million and primarily consisted of net income of $4.1 million, $11.1 million of non-cash items, offset by $5.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $6.4 million and increase in accounts payable of $9.2 million, offset by a decrease in customer deposits of $3.4 million, decrease in inventories of $5.5 million and decrease in income tax payable of $9.0 million.

Cash provided by operating activities for the nine months ended September 30, 2008 was $14.3 million and primarily consisted of net income of $15.6 million, offset by $538,000 of non-cash items and $825,000 used to fund working capital and other activities.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2009 of $12.6 million was attributable to capital expenditures of $5.8 million, $7.2 million in payments made in connection with acquisitions and a $684,000 payment to seller, offset by an $850,000 gain on sale of Echo shares.

Cash used in investing activities in the nine months ended September 30, 2008 of $33.7 million was attributable to the proceeds from the sale of marketable securities of $2.6 million and proceeds from the sales of a portion of our Echo investment of $6.1 million, offset by $38.2 million of payments made in connection with our 2007 and 2008 acquisitions and capital expenditures of $4.3 million

Financing Activities. Cash used in financing activities in the nine months ended September 30, 2009 of $62,000 was primarily attributable to the $290,000 of payments made on the revolving credit facility, offset by $238,000 from the tax benefit of options exercised.

Cash provided by financing activities in the nine months ended September 30, 2008 of $10.6 million was primarily attributable to the $35.5 million of borrowings under our revolving credit facility, offset by $26.2 million repurchase of approximately 2.2 million shares of our outstanding common stock and $1.2 million from the tax benefit of options exercised.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. As of September 30, 2009, we had outstanding borrowings of $42.3 million and availability of $9.0 million under this facility. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the revolving credit facility and our material domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of September 30, 2009, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

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

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 1 in the Notes to the Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of September 30, 2009, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In August 2009, the FASB issued guidance for the accounting for the fair value measurements of liabilities. The new guidance, which is now part of ASC 820, provides clarification that in certain circumstances in which a quoted price in an active market for the identical liability is not available, a company is required to measure fair value using one or more of the following valuation techniques: the quoted price of the identical liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities or similar liabilities when traded as assets, and/or another valuation technique that is consistent with the principles of fair value measurements. The new guidance clarifies that a company is not required to include an adjustment for restrictions that prevent the transfer of the liability and if an adjustment is applied to the quoted priced used in a valuation technique, the result is a Level 2 or 3 fair value measurement. The new guidance is effective for interim and annual periods beginning after August 27, 2009. We do not expect that the provisions of the new guidance will have a material effect on our consolidated results of operations and financial condition.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

In response to the 2008 revenue accrual correction discussed in Note 1 to our consolidated financial statements, Adjustments of Prior Year Errors, we implemented additional automated and manual safeguard procedures in an effort to prevent a similar issue from recurring. No additional changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

INNERWORKINGS, INC.

Date: November 9, 2009	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: November 9, 2009	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.