Form 10-K
period 2009-12-31
INNERWORKINGS INC
filed 2010-03-09
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2009, the last business day of the registrant’s most recent completed second quarter, was $142,400,217 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 4, 2010, the registrant had 45,628,685 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2009. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation, and its subsidiaries.

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

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients fall into two categories, enterprise and transactional. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our transactional clients on an order-by-order basis. For the year ended December 31, 2009, enterprise and transactional clients accounted for 66% and 34% of our revenue, respectively. For the year ended December 31, 2008, enterprise and transactional clients accounted for 64% and 36% of our revenue, respectively. For the year ended December 31, 2007, enterprise and transactional clients accounted for 62% and 38% of our revenue, respectively.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2009, we served over 5,000 clients. We have increased our revenue from $5.0 million in 2002 to $400.4 million in 2009, representing a compound annual growth rate of 88.0%.

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

In addition, the U.S. print industry is highly fragmented, with an estimated 36,600 printing plants. The traditional process of procuring, designing and producing a print order requires extensive collaboration by printers, designers, brokers and other middlemen and is often highly inefficient for the customer, who typically pays a mark-up at each intermediate stage of the supply chain. Print procurement is often dispersed across several areas of a business enterprise, including sales, marketing, communications and finance.

To become more competitive, many businesses seek to focus on core competencies and outsource non-core business functions, such as print procurement. The National Association of Procurement Managers ranked print procurement as the third most significant resource procurement outsourcing opportunity for U.S. businesses. According to International Data Corporation, a market intelligence firm, the worldwide market for BPO was estimated to reach $641.2 billion by 2009, representing a compound annual growth rate of 10.9% from 2005 to 2009. Consolidating all print activities across the organization represents an opportunity to reduce total print expenditure and decrease the number of vendors in the print supply chain. Applying software and database technology to manage the print procurement process also provides for enhanced tracking and auditing capabilities.

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

Our Solution

Utilizing our proprietary technology and database, we are able to create a competitive bid process to procure, purchase and deliver printed products to our clients. Our supplier base of over 8,000 suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

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

Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee’s compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2009, we had approximately 250 procurement managers, including 77 procurement managers working on-site at our clients.

Although our clients fall into two categories, enterprise and transactional, the procurement process for each client category is substantially similar. A typical print job moves through our solution in ten steps.

Step 1—Gather specifications.    After the account executive or procurement manager identifies a sale opportunity, a procurement manager discusses the details and timeline for the print job with the client. PPM4™ automatically generates a customized data entry screen based on the type of printed product and guides the procurement manager to enter the required job specifications.

Step 2—Select appropriate suppliers.    Based on the historical transaction data and supplier capability information contained in our database, PPM4™ can generate a list of applicable suppliers within our extensive network with the most efficient equipment profiles to produce the job. The procurement manager may select suppliers from this list, select suppliers suggested by the client, or select suppliers based on experience. Our technology also enables the procurement manager to disaggregate the job into its component parts and put each part out for competitive bid in order to generate additional savings for the client. After selecting the list of optimal suppliers, the procurement manager electronically transfers the job specifications into an e-mail or e-fax in the form of a request for proposal and sends it to those suppliers.

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

Step 6—Execute quote and produce order.    The client accepts the quote by executing it and returning a signed copy to us. The procurement manager uses PPM4™ to automatically convert the quote into a print order. The print order is sent by e-mail or e-fax to the approved supplier or suppliers for execution. We are now contractually obligated to provide the product to our client and the supplier or suppliers are contractually obligated to provide the product to us. The supplier begins the print process.

Step 7—Manage order process.    The completion of the print process is managed by the procurement manager through a checklist of dates, milestones and deliverables that is monitored electronically. PPM4™ generates automatic reminders to ensure the product is properly produced in accordance with the client’s specifications and timeline.

Step 8—Perform final quality control check.    Prior to production of the entire order quantity, the supplier submits a contract proof of the finished product to the client and procurement manager for approval. Upon written approval of the proof by the client, the supplier prints the finished product.

Step 9—Deliver finished product.    Upon order completion, we purchase the finished product from the supplier and coordinate delivery to the destination specified by the client.

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

The duration of this ten-step process varies based on the type of printed product. For example, this process may take less than 24 hours for limited quantities of a four-page brochure, but last over one month for a large point of purchase display order.

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

We believe PPM4™ allows us to procure print more efficiently than traditional manual or semi-automated systems used by many printers and print brokers in the marketplace. PPM4™ includes the following features:

•

PPM4Caster    Our proprietary database provides real-time cost estimates for potential print jobs within our major product categories based upon the historical data we have collected from print jobs with similar specifications. These estimates are used by our account executives during the sales process and procurement managers to compare bids and negotiate favorable pricing. Some of our largest suppliers have provided us with pricing tables covering specific product categories, which have also enhanced our ability to discover competitive pricing.

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

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2009, we served over 5,000 clients through 8,000 suppliers. For the years ended December 31, 2008 and 2009, our largest customer accounted for 9% and 8% of our revenue, respectively. Revenue from our top-ten clients accounted for 33% and 30% of our revenue in 2008 and 2009, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients generally have an open-ended term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2007, 2008 and 2009, enterprise clients accounted for 62%, 64% and 66% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2007, 2008 and 2009, transactional clients accounted for 38%, 36% and 34% of our revenue, respectively.

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

Our Supplier Network

Our supplier base of over 8,000 suppliers includes printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers.

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

In 2009, our top-ten suppliers accounted for approximately 13% of our cost of goods sold and no supplier accounted for over 2% of our cost of goods sold. As of December 31, 2009, a majority of our top-100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60 days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed a print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

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

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2009, we had 295 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

To date, we have been successful in attracting and retaining qualified account executives. As of December 31, 2009, our account executives had an average of over 15 years of sales experience in the print industry, which in certain cases included employment as sales representatives for some of the largest printers in the United States. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our Intranet. Because the account executives we hire generally have significant sales experience, they can begin marketing our services after limited training on our model and systems.

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

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws as well as restrictions and patents to protect our intellectual property rights. As of December 31, 2009, we have been issued one US Patent and have eight patent applications pending related to our proprietary sourcing methods. We expect to apply for additional patents in the future. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

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

Employees

As of December 31, 2009, we had 667 employees and independent contractors, consisting of 122 corporate and operational staff, 250 procurement managers and 295 account executives. We consider our employee relations to be strong.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top-ten clients accounted for 41%, 33% and 30% of our revenue during the years ended December 31, 2007, 2008 and 2009, respectively. Our largest client accounted for 12%, 9% and 8% of our revenue in 2007, 2008 and 2009, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn, or a dramatic decline in the demand for printed products, could adversely affect our revenues and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Continued economic stagnation or another economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of print jobs that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

A decrease in the number of our suppliers could adversely affect our business.

In 2009, our top-ten suppliers accounted for approximately 13% of the products we sold, and no supplier accounted for over 2% of our products sold. We expect to continue to rely on these suppliers to fulfill a substantial portion of our print orders in the future. These suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of these suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4™, which could affect our ability to obtain favorable pricing for our clients.

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

Our transactional clients, which accounted for approximately 38%, 36% and 34% of our revenue in 2007, 2008 and 2009, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 62%, 64% and 66% of our revenue in 2007, 2008 and 2009, respectively, that generally have an open-ended duration. Most of these contracts, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

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

Our revenues increased from $5.0 million in 2002 to $400.4 million in 2009, representing a compound annual growth rate of 88.0%. Between January 1, 2002 and December 31, 2009, the number of our employees and independent contractors increased from 21 to 667. Continued growth could place a significant strain on our ability to:

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our President and Chief Executive Officer, Joseph Busky, our Chief Financial Officer, Jan Sevcik, our Chief Information Officer, and Jonathan Shean, our Senior Vice President of Operations. The loss of the services of any of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

Our management team has limited experience managing a public company, and regulatory compliance may divert its attention from the day-to-day management of our business.

The individuals who now constitute our management team have limited experience managing a publicly-traded company and limited experience complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations under federal securities laws. In particular, these obligations require substantial attention from our senior management and divert its attention away from the day-to-day management of our business, which could materially and adversely impact our business operations.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2007, 2008 and 2009, our revenue was $288.4 million, $419.0 million and $400.4 million, respectively, and our top-ten clients accounted for 41%, 33% and 30%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many newly publicly-traded companies are highly volatile. Since our initial public offering in August 2006 through March 4, 2010, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

In addition, as a result of the current economic crisis, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. The current economic environment has negatively affected demand for our services. If any of the foregoing occurs, it could cause our stock price to fall.

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

Orange Media, LLC, the sole member of which is Elizabeth Kramer Lefkofsky, the wife of Eric P. Lefkofsky, and Richard A. Heise, Jr. beneficially owned and had the ability to exercise voting control over, in the aggregate, 22.0% of our outstanding common stock as of December 31, 2009. In addition, New Enterprise Associates 11, Limited Partnership and various affiliates of New Enterprise Associates 11 beneficially owned, and had the ability to exercise voting control over, in the aggregate, 15.6% of our outstanding common stock as of December 31, 2009. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We also maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Ohio, Georgia, Wisconsin, Missouri

and the United Kingdom. We believe that our facilities are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from April 21, 2010 to November 21, 2021. As of December 31, 2009, we conducted our business from the following properties:

Location	Use
Chicago, Illinois	Corporate Headquarters
Aurora, Illinois	Business Development and Warehousing
Des Plaines, Illinois	Business Development
New York, New York	Business Development and Warehousing
East Brunswick, New Jersey	Business Development and Warehousing
Roseville, California	Business Development
Monterey, California	Business Development and Warehousing
Grover Beach, California	Business Development
Irvine, California	Business Development and Warehousing
Santa Clara, California	Business Development
San Rafael, California	Business Development and Warehousing
Honolulu, Hawaii	Business Development
Grand Rapids, Michigan	Business Development
Medina, Minnesota	Business Development and Warehousing
Cincinnati, Ohio	Business Development and Warehousing
Plano, Texas	Business Development and Warehousing
Blue Bell, Pennsylvania	Business Development and Warehousing
Atlanta, Georgia	Business Development
Greenville, Wisconsin	Business Development and Warehousing
Kansas City, Missouri	Business Development
Birmingham, United Kingdom	Business Development

Item 3.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “INWK” since August 16, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low closing sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

	High	Low
2008
First Quarter	$16.20	$11.10
Second Quarter	$15.00	$11.92
Third Quarter	$13.23	$10.36
Fourth Quarter	$10.38	$4.83

2009
First Quarter	$6.59	$1.92
Second Quarter	$6.86	$3.98
Third Quarter	$6.23	$4.10
Fourth Quarter	$6.36	$4.62

Holders

As of March 4, 2010, there were 72 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

The following table provides information about purchases we made during the quarter ended December 31, 2008 of equity securities that are registered by us pursuant to Section 12 of the Exchange Act. No shares were repurchased during the year ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
October 1, 2008 through October 31, 2008	724,233	$9.67	724,233	$15,800,000
November 1, 2008 through November 31, 2008	—	—	—	$15,800,000
December 1, 2008 through December 31, 2008	—	—	—	$15,800,000

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$76,870	$160,515	$288,431	$419,017	$400,447
Cost of goods sold	61,272	123,970	215,043	314,996	301,672

Gross profit	15,598	36,545	73,388	104,021	98,775
Selling, general and administrative expenses	10,606	22,675	47,982	79,655	81,288
Depreciation and amortization	388	1,030	2,216	4,761	8,031

Income from operations	4,604	12,840	23,190	19,605	9,456
Other income (expense)	(29)	775	2,671	6,445	(439)
Minority interest income (expense)	58	—	—	—	—

Total other income (expense)	29	775	2,671	6,445	(439)

Income before income taxes	4,633	13,615	25,861	26,050	9,017
Income tax expense	—	(5,335)	(3,357)	(10,097)	(2,708)

Net income	4,633	8,280	22,504	15,953	6,309
Dividends on preferred shares	(762)	(1,409)	—	—	—

Net income applicable to common stockholders	$3,871	$6,871	$22,504	$15,953	$6,309

Net income per share of common stock:
Basic	$0.12	$0.22	$0.47	$0.34	$0.14
Diluted	$0.12	$0.21	$0.45	$0.32	$0.13
Shares used in per share calculations:
Basic	31,010	31,712	47,459	47,137	45,535
Diluted	32,707	39,372	49,964	49,141	47,157

Other data:
Adjusted EBITDA(1)	5,079	14,432	26,467	26,559	19,969
Enterprise clients(2)	69	92	116	143	172
Employees and independent contractors(3)	154	312	567	761	667
Reconciliation of adjusted EBITDA to net income:
Adjusted EBITDA	$5,079	$14,432	$26,467	$26,559	$19,969
Depreciation and amortization	(388)	(1,030)	(2,216)	(4,761)	(8,031)
Stock compensation expense	(87)	(562)	(1,061)	(2,193)	(2,482)
Total other income (expense)	29	775	2,671	6,445	(439)
Income tax expense	—	(5,335)	(3,357)	(10,097)	(2,708)

Net income	$4,633	$8,280	$22,504	$15,953	$6,309

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization and stock compensation expense, is considered a non-GAAP financial measure under SEC regulations. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.
(2)	Reflects number of enterprise clients determined as of the last day of the applicable period.
(3)	Reflects the number of employees and independent contractors as of the last day of the applicable period.

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(4)	$2,963	$20,613	$26,716	$4,012	$2,904
Working capital(4)(6)	5,322	30,313	50,694	54,172	56,157
Total assets(4)	26,685	113,510	206,833	253,822	267,158
Line of credit(4)	2,924	—	—	—	—
Revolving credit facility(7)	—	—	—	42,590	46,385
Capital leases	393	296	215	268	137
Convertible redeemable preferred shares(4)(5)	5,008	—	—	—	—
Total members’ equity/stockholders’ equity(4)(5)	1,252	81,455	147,445	133,738	147,050

(4)	In connection with our initial public offering in August 2006, we raised approximately $47.8 million, net of underwriting discounts, preference payments, dividend payments, professional fees, and repayment of outstanding indebtedness under our line of credit. In connection with our follow-on offering in January 2007, we raised approximately $37.8 million, net of underwriting discounts, commissions and offering related expenses.
(5)	In connection with our initial public offering in August 2006, all outstanding Class A Common Shares and Class B, D, E Preferred Shares were exchanged for common shares.
(6)	Working capital represents accounts receivable, unbilled revenue, inventories and prepaid expenses, offset by accounts payable and accrued expenses.
(7)	In 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We maintain sales offices in Illinois, New York, New Jersey, California, Hawaii, Michigan, Minnesota, Ohio, Texas, Pennsylvania, Georgia, Wisconsin, Missouri and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $288.4 million, $419.0 million and $400.4 million in 2007, 2008 and 2009, respectively, reflecting growth rates of 79.7%, 45.3% and (4.4)% in 2007, 2008 and 2009, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of December 31, 2007, 2008 and 2009, we had 116, 143 and 172 enterprise clients, respectively. For the years ended December 31, 2007, 2008 and 2009, enterprise clients accounted for 62%, 64% and 66% of our revenue, respectively, while transactional clients accounted for 38%, 36% and 34% of our revenue, respectively.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2007, 2008 and 2009 was $73.4 million, $104.0 million and $98.8 million, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 16.6%, 19.0% and 20.3% in 2007, 2008 and 2009, respectively. The increase in 2009 as a percentage of revenue compared to 2008 is the result of a decrease in revenue due to poor macroeconomic conditions in 2009 and an increase in the fixed portion of our general and administrative expenses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $1.3 million as of December 31, 2007, $2.5 million as of December 31, 2008 and $4.9 million as of December 31, 2009.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $300,000, $4.1 million and $1.3 million in 2007, 2008 and 2009, respectively.

Our income from operations for 2007, 2008 and 2009 was $23.2 million, $19.6 million and $9.5 million, respectively.

Critical Accounting Policies

Revenue Recognition

Revenue is recognized when the product is shipped from a third party to the customer, which is when title transfers. In accordance with ASC 605-45-45, Revenue Recognition, Principal Agent Considerations and Other Presentation Matters, we recognize revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because we bear the risks and benefits associated with revenue-generated activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing our products, among other things.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting units and the net fair values of the identifiable assets and liabilities of such reporting units. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As a result of the 2009 analysis performed, no impairment charges were required. As of December 31, 2009, our goodwill balance was $77.9 million.

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized over their estimated weighted-average useful lives of approximately fourteen years over the period we expect to receive economic benefit. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2009, the net balance of our intangible assets was $24.4 million.

Fair Value of Financial Instruments

We account for our financial assets and financial liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure. ASC 820 requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of ASC 820 did not have a material impact on our fair value measurements. As of December 31, 2009, our financial assets primarily relate to our auction rate securities and available-for-sale securities.

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

As of December 31, 2009, our investment in student loan auction-rate securities is our only Level 3 asset. The fair values of these securities are estimated utilizing a discounted cash flow analysis. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

In accordance with ASC 825, Financial Instruments, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value, we have elected to apply the fair value option to a put option relating to our auction-rate securities.

Stock-Based Compensation

Since January 1, 2006, the Company has accounted for nonvested equity awards in accordance with ASC 718, Compensation—Stock Compensation. Compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company stock and the exercise price of the options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed annually and as actual forfeitures occur.

Using the Black-Scholes option valuation model we recorded $2.2 million and $2.5 million in compensation expense, including $0.8 million and $1.0 million in compensation expense related to restricted common share grants, in 2008 and 2009, respectively.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2007	2008	2009
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	74.6	75.2	75.3

Gross profit	25.4	24.8	24.7
Selling, general and administrative expenses	16.6	19.0	20.3
Depreciation and amortization	0.8	1.1	2.0

Income from operations	8.0	4.7	2.4
Other income (expense)	0.9	1.5	(0.1)

Income before income taxes	8.9	6.2	2.3
Income tax expense	(1.1)	(2.4)	(0.7)

Net income	7.8%	3.8%	1.6%

Comparison of years ended December 31, 2009 and 2008

Revenue

Our revenue decreased by $18.6 million, or 4.4%, from $419.0 million in 2008 to $400.4 million in 2009. The decrease in revenue reflects a decrease in both our enterprise and transactional business. Our revenue from enterprise clients decreased by $2.3 million, or 0.9%, from $267.7 million in 2008 to $265.4 million in 2009. As of December 31, 2009, we had 172 enterprise clients under contract compared to 143 enterprise clients under contract as of December 31, 2008. The decline in enterprise revenue is comprised of $51.6 million of new account revenue offset by same customer declines due to poor macroeconomic conditions in 2009. Our revenue from transactional clients decreased by $16.2 million, or 10.7%, from $151.3 million in 2008 to $135.0 million in 2009. The decline in transactional revenue is due to poor macroeconomic conditions in 2009.

Cost of goods sold

Our cost of goods sold decreased by $13.3 million, or 4.2%, from $315.0 million in 2008 to $301.7 million in 2009. The decrease reflects the revenue decline during 2009. Our cost of goods sold as a percentage of revenue increased slightly from 75.2% in 2008 to 75.3% in 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.8% in 2008 to 24.7% in 2009. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.6 million, or 2.0%, from $79.7 million in 2008 to $81.3 million in 2009. As a percentage of revenue, selling, general and administrative expenses increased from 19.0% in 2008 to 20.3% in 2009. The increase in 2009 as a percentage of revenue compared to 2008 is primarily the result of lower revenue due to poor macroeconomic conditions in 2009 and an increase in the fixed portion of our general and administrative expenses.

Depreciation and amortization

Depreciation and amortization expense increased by $3.3 million, or 68.7%, from $4.8 million in 2008 to $8.0 million in 2009. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations decreased by $10.1 million, or 51.8%, from $19.6 million in 2008 to $9.5 million in 2009. As a percentage of revenue, income from operations decreased from 4.7% in 2008 to 2.4% in 2009. The decrease in income from operations as a percentage of revenue is a result of a decrease in our gross profit margin as well as an increase in our selling, general and administrative expenses and depreciation and amortization expenses as a percentage of revenue.

Other income and expense

Other income and expense decreased by $6.9 million, or 106.8%, from other income of $6.4 million in 2008 to other expense of $439,000 in 2009. The significant decrease is due to the gain on the sales in 2008 of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. The gains on the sales were $6.1 million in 2008 and $0.8 million in 2009.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization and stock based compensation, decreased by $6.6 million, or 24.8%, from $26.6 million at December 31, 2008 to $20.0 million at December 31, 2009. The decrease is primarily the result of a decrease in income from operations, offset by an increase in depreciation and amortization.

Provision for income taxes

Provision for income taxes decreased by $7.4 million, or 73.2%, from $10.1 million in 2008 to $2.7 million in 2009. In 2008, the provision for federal and state income taxes was $10.1 million, resulting in an effective tax rate of 38.8%. In 2009, the provision for federal and state income taxes was $2.7 million, resulting in an effective tax rate of 30.0%. The decrease in the effective tax rate for the year ended December 31, 2009 is due to the recognition of a research and development (R&D) tax credit resulting from our capitalized internally developed software costs.

Net income

Net income decreased by $9.6 million, or 60.4%, from $16.0 million in 2008 to $6.3 million in 2009. Net income as a percentage of revenue decreased from 3.8% in 2008 to 1.6% in 2009. The decrease in net income as a percentage of revenue is due to an increase in our cost of goods sold, selling, general, and administrative expenses, and depreciation and amortization expenses as a percentage of revenue, offset by lower income taxes.

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

	Three months ended
	Mar. 31, 2008	Jun. 30, 2008 (1)(4)	Sept. 30, 2008 (2)(5)	Dec. 31, 2008 (3)(6)	Mar. 31, 2009(7)	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$87,192	$105,346	$122,016	$104,462	$94,277	$100,098	$98,206	$107,866
Gross profit	21,568	25,778	29,475	27,200	23,010	24,740	24,902	26,124
Net income	3,858	6,105	5,679	311	248	2.147	1,730	2,184
Net income per share:
Basic	$0.08	$0.13	$0.12	$0.01	$0.01	$0.05	$0.04	$0.05
Diluted	$0.08	$0.12	$0.12	$0.01	$0.01	$0.05	$0.04	$0.05

(1)	The Company acquired etrinsic in May 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning May 1, 2008.
(2)	The Company acquired Marketing-Out-of-the-Box and MediaLink Creative Solutions in July 2008 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2008. The Company acquired Mikam Graphics in August 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning August 1, 2008.
(3)	The Company acquired Origen Partners in October 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning October 1, 2008.
(4)	The Company sold 500,000 shares of common stock in Echo Global Logistics, Inc. in May 2008 for $4.7 million in net cash.
(5)	The Company sold 150,000 shares of common stock in Echo Global Logistics, Inc. in September 2008 for $1.5 million in net cash.
(6)	The decrease in net income for the three months ended December 31, 2008 is primarily the result of an increase in the Company’s bad debt reserve and a decrease in revenue due to poor macroeconomic conditions in the fourth quarter of 2008.
(7)	The Company made acquisitions during the first quarter of 2009 which are not material individually or in the aggregate. Financial results of these acquisitions are included in the Consolidated Financial Statements for the three months ended March 31, 2009.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2007, 2008 or 2009.

Liquidity and Capital Resources

At December 31, 2009, we had $2.9 million of cash and cash equivalents and $23.5 million in short-term investments, which includes approximately $8.0 million in available-for-sale securities and $15.5 million in auction-rate securities. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire June 30, 2012. As a result of this agreement, our auction-rate securities are classified as short-term investments at December 31, 2009.

Operating Activities.    Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2009 was $14.2 million and primarily reflected net income of $6.3 million and $14.4 million of non-cash items offset by $6.5 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $10.4 million, offset by a decrease in income tax payable of $9.0 million, a decrease in customer deposits of $3.6 million and an increase in prepaid and other of $3.6 million.

In 2008, cash provided by operating activities was $12.1 million and primarily reflected net income of $16.0 million and $3.4 million of non-cash items offset by $7.3 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $5.8 million offset by an increase in accounts payable of $9.2 million.

Investing Activities.    Cash used in investing activities in 2009 of $18.9 million was attributable to $12.8 million of earn-out payments made in connection with our acquisitions and capital expenditures of $7.2 million, offset by proceeds of $850,000 from the sale of a portion of our Echo investment.

In 2008, cash used in investing activities of $45.4 million was attributable to $48.3 million of earn-out payments made in connection with our 2007 and 2008 acquisitions and capital expenditures of $5.4 million, offset by proceeds of $6.1 million from the sales of a portion of our Echo investment and proceeds of $2.1 million from the sale of marketable securities.

Financing Activities.    Cash provided by financing activities in 2009 of $3.8 million was primarily attributable to the $3.8 million of additional borrowings under our revolving credit facility.

In 2008, cash provided by financing activities of $9.8 million was primarily attributable to the $42.6 million of borrowings under our revolving credit facility and $1.5 million from the tax benefit of options exercised, offset by $34.3 million used for the repurchase of approximately 3.0 million shares of our outstanding common stock.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. We had $46.4 million in outstanding borrowings under this facility as of December 31, 2009. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries and interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2009, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

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

Contractual Obligations

As of December 31, 2009, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$53,916	$53,916	$—	$—	$—
Capital lease obligations	146	132	14	—	—
Operating lease obligations	31,564	4,737	9,837	6,700	10,290
Revolving credit facility	46,385	—	46,385	—	—
Due to seller	1,725	1,725	—	—	—

Total	$133,736	$60,510	$56,236	$6,700	$10,290

This table does not include contingent obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. See Note 2 “Summary of Significant Accounting Policies—Acquisitions.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption will not have a material impact on the Company’s consolidated results of operations or financial condition.

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

Foreign Currency Risk

A portion of our sales and earnings are attributable to operations conducted outside of the United States. The United States dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. We believe a 10% fluctuation in the currency exchange rate would not have a significant effect on the Company’s consolidated statements of income or cash flows.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2009, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2009, 2008 and 2007 and the Company’s internal control over financial reporting as of December 31, 2009. Their reports are presented on the following pages.

InnerWorkings, Inc.

March 8, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2010, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 8, 2010

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders

of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innerworkings, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of InnerWorkings, Inc. and our report dated March 8, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, IL

March 8, 2010

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31, 2008	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$4,011,855	$2,903,906
Short-term investments	—	23,541,199
Accounts receivable, net of allowance for doubtful accounts of $5,045,059 and $4,634,848, respectively	73,628,112	72,565,814
Unbilled revenue	27,802,667	20,189,900
Inventories	7,539,870	8,749,266
Prepaid expenses	9,257,086	11,399,560
Advances to related parties	28,283	36,458
Deferred income taxes	1,881,354	—
Other current assets	6,171,916	7,355,447

Total current assets	130,321,143	146,741,550
Property and equipment, net	8,112,656	10,833,712
Intangibles and other assets:
Goodwill	68,176,168	77,905,703
Intangible assets, net of accumulated amortization of $3,274,425 and $6,802,217, respectively	20,652,370	24,364,784
Long-term investments	15,824,697	—
Deposits	458,270	445,575
Investment	84,375	—
Deferred income taxes	9,664,474	6,540,933
Other assets	528,163	325,799

	115,388,517	109,582,794

Total assets	$253,822,316	$267,158,056

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable-trade	$54,084,430	53,915,750
Advances from related parties	53,176	56,940
Current maturities of capital lease obligations	123,040	117,582
Revolving credit facility	42,589,679	—
Due to seller	684,178	1,725,000
Customer deposits	6,777,265	3,145,329
Other liabilities	5,656,103	7,826,441
Deferred income taxes	—	1,014,372
Income tax payable	9,342,516	—
Accrued expenses	628,907	2,832,256

Total current liabilities	119,939,294	70,633,670
Revolving credit facility	—	46,384,586
Capital lease obligations, less current maturities	144,993	19,506
Other long-term liabilities	—	3,070,278

Total liabilities	120,084,287	120,108,040
Stockholders’ equity:
Common stock, par value $0.0001 per share, 45,344,448 and 45,628,685 shares were issued and outstanding as of December 31, 2008 and December 31, 2009, respectively	453	456
Additional paid-in capital	167,729,745	170,330,891
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	816,045	5,217,425
Retained earnings	39,498,986	45,808,444

Total stockholders’ equity	133,738,029	147,050,016

Total liabilities and stockholders’ equity	$253,822,316	$267,158,056

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years ended December 31,
	2007	2008	2009
Revenue	$288,431,279	$419,016,715	$400,447,044
Cost of goods sold	215,043,482	314,995,872	301,671,851

Gross profit	73,387,797	104,020,843	98,775,193
Operating expenses:
Selling, general, and administrative expenses	47,981,962	79,654,824	81,287,702
Depreciation and amortization	2,215,543	4,760,819	8,030,772

Income from operations	23,190,292	19,605,200	9,456,719
Other income (expense):
Gain on sale of investment	—	6,098,159	746,259
Interest income	2,266,515	853,902	411,688
Interest expense	(56,260)	(683,423)	(1,281,654)
Other, net	460,861	175,925	(315,497)

Total other income (expense)	2,671,116	6,444,563	(439,204)

Income before taxes	25,861,408	26,049,763	9,017,515
Income tax expense	3,357,334	10,096,668	2,708,057

Net income	$22,504,074	$15,953,095	$6,309,458

Basic earnings per share	$0.47	$0.34	$0.14
Diluted earnings per share	$0.45	$0.32	$0.13

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders’ Equity

	Common Stock		Treasury Stock		Additional Paid-in- Capital	Accumulated Other Compre hensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at January 1, 2007	44,014,319	$440	8,134,184	$(40,000,000)	$120,432,502	$(20,245)	$1,041,817	$81,454,514
Net income	—	—	—	—	—	—	22,504,074	22,504,074
Other comprehensive income:
Unrealized gain on marketable securities	—	—	—	—	—	64,588	—	64,588

Total other comprehensive income						64,588		64,588
Total comprehensive income								22,568,662
Proceeds from sale of public offering	3,000,000	30	—	—	37,127,313	—	—	37,127,343
Issuance of common stock upon exercise of stock options	968,441	10	—	—	624,756	—	—	624,766
Tax benefit derived from stock option exercise	—	—	—	—	4,608,212	—	—	4,608,212
Stock based compensation expense	—	—	—	—	1,061,582	—	—	1,061,582

Balance at December 31, 2007	47,982,760	$480	8,134,184	$(40,000,000)	$163,854,365	$44,343	23,545,891	147,445,079
Net income	—	—	—	—	—	—	15,953,095	15,953,095
Other comprehensive income:
Unrealized loss on marketable securities	—	—	—	—	—	(69,926)	—	(69,926)
Foreign currency translation adjustment	—	—	—	—	—	841,628	—	841,628

Total other comprehensive income						771,702		771,702
Total comprehensive income								16,724,797
Issuance of common stock upon exercise of stock options	404,817	4			228,920	—	—	228,924
Purchase of treasury shares	(3,043,129)	(31)	3,043,129	(34,307,200)	—	—	—	(34,307,231)
Tax benefit derived from stock option exercises	—	—	—	—	1,453,634	—	—	1,453,634
Stock based compensation expense	—	—	—	—	2,192,826	—	—	2,192,826

Balance at December 31, 2008	45,344,448	$453	11,177,313	$(74,307,200)	$167,729,745	$816,045	$39,498,986	$133,738,029
Net income	—	—	—	—	—	—	6,309,458	6,309,458
Other comprehensive income:
Foreign currency translation adjustment	—	—	—	—	—	(593,663)	—	(593,663)
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	—	4,995,043	—	4,995,043

Total other comprehensive income						4,401,380		4,401,380
Total comprehensive income								10,710,838
Issuance of common stock upon exercise of stock options	284,237	3	—	—	98,907	—	—	98,910
Tax benefit derived from stock option exercises	—	—	—	—	21,080	—	—	21,080
Stock based compensation expense	—	—	—	—	2,481,159	—	—	2,481,159

Balance at December 31, 2009	45,628,685	$456	11,177,313	$(74,307,200)	$170,330,891	$5,217,425	$45,808,444	$147,050,016

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2008	2009
Cash flows from operating activities
Net income	$22,504,074	$15,953,095	$6,309,458
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(5,700,010)	(1,000,518)	3,100,696
Noncash stock compensation expense	1,061,582	2,192,826	2,481,159
Depreciation and amortization	2,215,543	4,760,819	8,030,772
Deferred financing amortization	9,581	(526,574)	196,365
Gain on sale of investment	—	(6,098,159)	(746,259)
Bad debt provision	299,706	4,110,842	1,291,727
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(27,331,104)	5,763,286	10,379,817
Inventories	(925,966)	431,414	(1,201,320)
Prepaid expenses and other	2,657,455	(5,208,731)	(3,639,560)
Change in liabilities, net of acquisitions:
Accounts payable	13,059,337	(9,188,905)	(1,619,641)
Advances from related parties	(24,838)	(66,498)	(4,411)
Customer deposits	3,903,062	(39,346)	(3,631,936)
Income tax payable	—	—	(9,007,997)
Accrued expenses and other	(3,672,817)	1,009,568	2,262,991

Net cash provided by operating activities	8,055,605	12,093,119	14,201,861
Cash flows from investing activities
Purchases of property and equipment	(2,431,804)	(5,405,161)	(7,165,423)
Proceeds from sale of investment	—	6,138,784	850,000
Proceeds from sale (purchase) of marketable securities	(7,930,657)	2,080,377	196,651
Payments for acquisitions, net of cash acquired	(33,868,975)	(48,252,227)	(12,829,238)

Net cash used in investing activities	(44,231,436)	(45,438,227)	(18,948,010)
Cash flows from financing activities
Principal payments on capital lease obligations	(81,195)	(165,760)	(144,432)
Net borrowings from revolving credit facilitiy	—	42,589,679	3,794,907
Payments for share repurchase	—	(34,307,231)	—
Issuance of shares	37,752,109	228,924	98,910
Tax benefit of stock options exercised	4,608,212	1,453,634	21,080

Net cash provided by financing activities	42,279,126	9,799,246	3,770,465

Effect of exchange rate changes on cash and cash equivalents	—	841,478	(132,265)

Increase (decrease) in cash and cash equivalents	6,103,295	(22,704,384)	(1,107,949)
Cash and cash equivalents, beginning of period	20,612,944	26,716,239	4,011,855

Cash and cash equivalents, end of period	$26,716,239	$4,011,855	$2,903,906

Supplemental disclosure of cash flow information
Cash paid during the year for interest	56,260	683,423	1,281,654
Cash paid for income taxes	4,263,621	5,868,330	9,372,807
Non-cash investing activity
Purchase payments accrued for Brown + Partners acquisition	—	684,178	1,725,000
Non-cash financing activity
Unrealized gain (loss) on available-for-sale securities	64,588	(69,926)	4,995,043

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of managed print and promotional procurement solutions to corporate clients across a wide range of industries. By integrating the talent of the Company’s employees with its proprietary technology, an extensive supplier base and domain expertise, the company procures, manages and delivers printed products as part of a comprehensive outsourced enterprise solution.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of the revolving credit facility to non-current liabilities at December 31, 2009.

The Company had included income tax payable of $9,342,516 in accrued expenses on the balance sheet at December 31, 2008. As this liability was significant to the Company’s total liabilities, the Company concluded to reclassify the December 31, 2008 income tax payable balance to a separate line item within the balance sheet.

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

•

Subsequent decreases in valuation allowances on acquired deferred tax assets are recognized in operations after the measurement period. Such changes were previously considered to be subsequent changes in consideration and were recorded as changes in goodwill.

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

The Company adopted the revised guidance on January 1, 2009 and has accounted for all business acquisitions made subsequent to January 1, 2009 in accordance with this guidance.

Subsequent Events

In June, 2009, the FASB issued guidance for subsequent events which establishes general standards of accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and requires disclosure of the date through which an entity has evaluated subsequent events and whether that was the date the financial statements were issued or available to be issued. In February 2010, the FASB revised the guidance to remove the requirement for SEC filers to disclose the date through which the subsequent events evaluation has been completed. The guidance became effective for the Company on June 30, 2009 and has been adopted, as revised, without material impact on its consolidated financial statements.

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The guidance also provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements as of January 1, 2008. The Company’s investments in cash equivalents, auction-rate securities and available-for-sale securities are carried at fair value. See Notes 8 and 9 for additional information on fair value measurements.

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

In accordance with ASC 605-45-45, Revenue Recognition, Principal Agent Considerations and Other Presentation Matters, the Company recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products, among other things.

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

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2007, 2008 and 2009 was $730,638, $1,698,134 and $3,427,460, respectively. At December 31, 2008 and 2009, the net book value of internal use software costs were $5,288,892 and $8,521,350, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2009 analysis performed, no impairment charges were required.

The following is a summary of the goodwill balance as of December 31:

Balance as of December 31, 2007	$30,522,709
Goodwill acquired related to 2008 acquisitions	31,418,436
Finalization of purchase accounting for 2007 and 2006 acquisitions	6,235,023
Balance as of December 31, 2008	$68,176,168
Goodwill acquired related to 2009 acquisitions	6,237,945
Finalization of purchase accounting for prior year acquisitions	3,491,590

Balance as of December 31, 2009	$77,905,703

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists are being amortized over their estimated weighted-average useful lives of approximately fourteen years over the period the Company expects to receive economic benefit. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and ten years, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the intangible assets as of December 31:

	2008	2009	Weighted- Average Life
Customer lists	$19,431,484	$26,589,715	14.3 years
Noncompete agreements	1,027,655	1,077,349	3.9 years
Trade names	3,467,656	3,467,656	12.4 years
Patents	—	32,281	10.0 years

	23,926,795	31,167,001
Less accumulated amortization	(3,274,425)	(6,802,217)

Intangible assets, net	$20,652,370	$24,364,784

Amortization expense related to these intangible assets was $885,860, $1,762,727 and $3,527,792 for the years ended December 31, 2007, 2008 and 2009, respectively.

The estimated amortization expense for the next five years is as follows:

2010	$2,880,666
2011	2,495,891
2012	2,288,681
2013	2,157,748
2014	2,003,721
Thereafter	12,538,077

$24,364,784

Acquisitions

The Company made several acquisitions in 2009, none of which were material individually or in the aggregate. At December 31, 2009, the purchase price allocations for the Company’s 2009 acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about the fair value of assets and liabilities becomes available.

During 2009, the finalization of purchase accounting for 2008 acquisitions and contingent earn-out payments related to acquisitions made prior to 2009 resulted in an increase in goodwill of $3,491,590. The increase is the result of earn-out payments made of $8,505,919, of which $7,305,919 related to 2008 acquisitions and $1,200,000 related to acquisitions made prior to 2008. The increase in goodwill is also the result of an earn-out liability of $1,725,000, effect of foreign exchange of $117,701 and additional acquisition costs of $61,332. This increase in goodwill is offset by a decrease in working capital of $186,343, decrease in net assets of $358,093 and by adjustments made to 2008 acquisition purchase price allocations which resulted in an additional $6,373,926 being allocated to intangibles, with a corresponding reduction to goodwill.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $8,520,977 and $8,505,919 related to these agreements in the year ended December 31, 2008 and 2009, respectively. Total remaining potential contingent payments under these agreements amount to $35,995,868 as of

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

December 31, 2009. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. At December 31, 2009, the Company has recorded $4,618,217 in contingent consideration. Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of December 31, 2009, the potential maximum contingent payments are payable in the years as follows:

2010	$17,880,873
2011	12,248,658
2012	10,484,554

$40,614,085

Shipping and Handling Costs

Shipping and handling costs are classified in cost of sales in the consolidated statements of income.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

The Company adopted the provisions of ASC 740, Income Taxes, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on the Company’s financial condition or results of operations as a result of implementing ASC 740. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As the date of the adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized for the year ended December 31, 2009. The Company does not believe it is reasonably possible that these amounts will change by a significant amount in the next twelve months.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2007, 2008 and 2009, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2009.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $175,337, $397,106 and $133,458 for each of the years ended December 31, 2007, 2008 and 2009, respectively.

Comprehensive Income

At December 31, 2008, the Company’s other comprehensive income balance of $16,724,797 was made up on net income of $15,953,095 and foreign currency translation adjustment of $841,628, offset by an unrealized

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

loss on marketable securities of $69,926. At December 31, 2009, the Company’s other comprehensive income balance of $10,710,838 was made up of net income of $6,309,458 and an unrealized gain on available-for-sale securities of $4,995,043, offset by a decrease in foreign currency translation adjustment of $593,663.

Stock-Based Compensation

Since January 1, 2006, the Company has accounted for nonvested equity awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company stock and the exercise price of the options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed annually and as actual forfeitures occur.

The Company issued 86,000, 1,467,172 and 251,542 options during the years ended December 31, 2007, 2008 and 2009, respectively. In addition, the Company granted 50,500, 358,539 and 112,433 shares of nonvested shares to employees during the years ended December 31, 2007, 2008 and 2009, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,061,582, $2,192,826 and $2,481,159, including $19,933, $801,986 and $997,585 in compensation expense related to nonvested shares, for the years ended December 31, 2007, 2008 and 2009, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed at least quarterly and as actual forfeitures occur. At December 31, 2008 and 2009, the forfeiture rate was 3% and 9%, respectively.

The following assumptions were utilized in the valuation for options granted in 2008 and 2009:

	2008	2009
Dividend yield	—%	—%
Risk-free interest rate	2.92%-3.77%	2.92%-3.77%
Expected life	7 years	7 years
Volatility(1)	33.5%	47.5%

(1)	Volatility percentage increased from 33.5% to 47.5% effective for all grants issued subsequent to October 1, 2009.

3.	Property and Equipment

Property and equipment at December 31, 2008 and 2009 consisted of the following:

	2008	2009
Computer equipment	$1,822,100	$1,903,132
Software, including internal use software	8,081,032	14,815,438
Furniture and fixtures	1,791,295	2,036,297
Leasehold improvements	1,145,715	850,403

	12,840,142	19,605,270
Less accumulated depreciation	4,727,486	8,771,558

	$8,112,656	$10,833,712

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation expense was $1,329,683, $2,862,294, and $4,617,724, for the years ended December 31, 2007, 2008, and 2009, respectively. Depreciation expense includes amortization of office furniture under capital leases of $70,254 for each of the years ended December 31, 2008 and 2009.

4.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of December 31, 2009, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. The Company had outstanding borrowings of $42.6 million and $46.4 million which were classified as current and noncurrent on the Company’s balance sheet as of December 31, 2008 and 2009, respectively.

5.	Commitments and Contingencies

Lease Commitments

During 2008, the Company assumed contractual operating lease obligations through acquisitions, which consisted primarily of operating leases for office space. The Company also has various capital leases that are collateralized by the respective underlying assets for furniture and fixtures that may be purchased for a nominal amount upon expiration of the leases at various dates through December 2011. Monthly payments range from $580 to $6,516. The cost and accumulated depreciation of the capital leases included in furniture and fixtures at December 31, 2009 was $491,779 and $329,470, respectively. Amortization of the related assets is included in depreciation and amortization in the accompanying statements of income.

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2007, 2008 and 2009 was $2,275,497, $4,284,125, and $5,705,343, respectively.

Minimum annual rental payments are as follows:

	Capital Leases	Operating Leases
2010	$132,341	$4,737,131
2011	14,259	5,872,382
2012	—	3,964,769
2013	—	3,438,115
2014	—	3,262,056
Thereafter	—	10,290,474

Total minimum lease payments	146,600	$31,564,927

Less amounts representing interest	9,512

	$137,088

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
Current
Federal	$7,701,037	$8,421,367	$(1,141,099)
State	1,356,307	2,217,415	(310,040)
Foreign	—	458,404	750,869

Total current	9,057,344	11,097,186	(700,270)
Deferred
Federal	(4,960,814)	(535,342)	2,862,659
State	(739,196)	(382,123)	561,459
Foreign	—	(83,053)	(15,791)

Total deferred	(5,700,010)	(1,000,518)	3,408,327

Income tax expense	$3,357,334	$10,096,668	$2,708,057

The provision for income taxes for the years ended December 31, 2007, 2008 and 2009 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2007	2008	2009
Tax expense at U.S. federal income tax rate	$9,051,493	$9,117,417	$3,156,130
State income taxes, net of federal income tax effect	1,039,314	1,211,489	456,439
Reversal of valuation allowance	(6,603,184)	—	—
Research and development credit	—	—	(671,970)
Nondeductible (benefit) expenses and other	(130,289)	(232,238)	(232,542)

Income tax expense	$3,357,334	$10,096,668	$2,708,057

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Income Taxes (Continued)

At December 31, 2008 and 2009, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2008	2009
Current deferred tax assets:
Reserves and allowances	$2,435,691	$2,442,613
Other	96,160	49,951

Total current deferred tax assets	2,531,851	2,492,564
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	10,768,868	9,885,088
Stock options	1,427,986	1,920,708
Net operating loss carryforward	312,114	741,026
Foreign tax credit carryforward	115,352	77,885
Other	55,312	26,486

Total noncurrent deferred tax assets	12,679,632	12,651,193

Total deferred tax assets	15,211,483	15,143,757

Total current deferred tax liability:
Prepaid & other expenses	(650,497)	(588,365)
Unrealized gain on available for sale securities	—	(2,918,571)

Total current deferred tax liability	(650,497)	(3,506,936)
Noncurrent deferred tax liabilities:
Fixed assets	(1,383,643)	(3,926,911)
Intangible assets	(1,631,515)	(2,153,154)
Other	—	(30,195)

Total noncurrent deferred tax liabilities	(3,015,158)	(6,110,260)

Total deferred tax liabilities	(3,665,655)	(9,617,196)

Net deferred tax asset	$11,545,828	$5,526,561

Net current deferred tax asset (liability)	$1,881,354	$(1,014,372)
Net noncurrent deferred tax asset	9,664,474	6,540,933

Net deferred tax asset	$11,545,828	$5,526,561

In connection with the purchase of CoreVision, Inc. in September 2006, the Company acquired $880,518 in net operating loss carryforwards that will expire in 2025. At December 31, 2009, $734,070 of losses remain outstanding for future use. In connection with the purchasing of Marketing-Out-of-the-Box in July 2008, the Company acquired $1,644,746 in net operating loss carryforwards that will expire in 2016. At December 31, 2009, $1,270,106 of losses remain outstanding for future use.

7.	Auction Rate Securities

At December 31, 2009, the Company’s short-term investments included $13,818,771 in auction-rate securities (“ARS”) and $1,755,926 of the related put option.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Auction Rate Securities (Continued)

During February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities (ARS) the Company holds. In October 2008, the Company entered into an agreement with UBS regarding its outstanding ARS. Under the agreement, the Company has the right to sell all of its outstanding ARS back to UBS at par value. The agreement allows the Company to exercise this non-transferable right starting June 30, 2010 and the right will expire on July 2, 2012. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income was considered other-than-temporary and was included in earnings as a realized loss, in accordance with ASC 320, Investments—Debt and Equity Securities, for the year-ended December 31, 2008.

The Company has elected the fair value measurement option under ASC 825, Financial Instruments (ASC 825), for this asset. At December 31, 2009, the Company’s ARS portfolio which has a par value of $15,625,000 was carried at fair value of $13,818,771, while the related put option was carried at fair value of $1,755,926. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2009. Refer to Note 8 for additional information on the fair value of auction-rate securities and related put option.

8.	Valuation of Equity Investments

As discussed in Note 2, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At December 31, 2009, the Company’s financial assets primarily relate to their auction-rate securities and available-for-sale securities and are included in short-term investments. See Note 7 for additional information on auction rate securities.

The Company has classified its investment in Echo Global Logistics (Echo) as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be included in other income. At December 31, 2009, the Company’s investment in Echo which has a cost basis of $78,472 was carried at fair value of $7,966,502. The unrealized gain of $7,888,030 was included in other comprehensive income, net of tax.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement

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

The Company has elected to apply the fair value guidance within ASC 825, Financial Instruments (ASC 825), as of October 1, 2008 to a put option relating to its auction-rate securities (refer to Note 7 for more information on auction-rate securities). The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of December 31, 2009. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2009:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Corporate commercial paper(1)	$272,603	$—	$272,603	$—
Auction rate securities(2)	13,818,771	—	—	13,818,771
Put Option(2)	1,755,926	—	—	1,755,926
Available for sale securities(2)	7,966,502	7,966,502	—	—

Total assets	$23,813,802	$7,966,502	$272,603	$15,574,697

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction rate securities	Put Option	Total
Balance at December 31, 2008	$13,236,041	$2,588,656	$15,824,697
Sold during the period	(250,000)	—	(250,000)
Gains (losses) in investments	832,730	(832,730)	—

Balance at December 31, 2009	$13,818,771	$1,755,926	$15,574,697

10.	2008 Acquisitions

etrinsic Acquisition

In May 2008, the Company acquired etrinsic, a provider of print management services. As a result of the acquisition, the Company established a strategic presence in the United Kingdom and added fifteen sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $8,321,876, including expenses directly related to the acquisition and the payment of contingent consideration of $1,397,586. In addition, there is up to approximately $2,800,000 in cash payable contingent upon the achievement of certain performance measures by etrinsic prior to April 30, 2011. Any contingent payments will be recorded as additional goodwill on the Company’s balance sheet. As the Company acquired the stock of etrinsic, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning May 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Accounts receivable	$7,517,821
Property and equipment	283,319
Other current assets	441,413
Customer list	2,853,424
Trade name	957,656
Noncompete agreement	357,655
Goodwill	5,537,216
Accounts payable	(5,152,878)
Accrued expenses	(1,762,264)
Other liabilities assumed	(2,711,486)

Net purchase price	$8,321,876

MediaLink Creative Solutions Acquisition

In July 2008, the Company acquired MediaLink Creative Solutions, a provider of print services including the procurement and production management of printed and promotional products and related warehousing and

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	2008 Acquisitions (Continued)

fulfillment functions, located in Wisconsin. As a result of the acquisition, the Company established a strategic presence in the Wisconsin print market. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $8,647,373, including expenses directly related to the acquisition and the payment of contingent consideration of $1,250,000 in 2009. In addition, there is up to an additional $2,500,000 in cash payable contingent on the achievement of certain performance measures by MediaLink Creative Solutions by July 31, 2011. As of December 31, 2009, all goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets (including cash acquired of $262,819)	$1,437,899
Inventories	1,758,724
Property and equipment	106,502
Customer list	1,693,454
Goodwill	4,347,197
Accounts payable	(335,186)
Other current liabilities	(361,217)

Net purchase price	$8,647,373

Marketing-Out-of-the-Box Inc. Acquisition

In July 2008, the Company acquired Marketing-Out-of-the-Box Inc., a provider of print services including the procurement and production management of printed and promotional products, located in Illinois. As a result of the acquisition, the Company broadened its strategic presence in the suburban Chicago area print market. The acquisition price was $6,863,356, including expenses directly related to the acquisition. In addition, there is up to an additional $2,333,334 in cash payable contingent on the achievement of certain performance measures by Marketing Out-of-the-Box by June 30, 2011. As the Company acquired the stock of Marketing Out-of-the-Box, there will be no goodwill deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on July 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets (including cash acquired of $2,430,170)	$3,338,084
Accounts receivable	1,033,673
Property and equipment	16,069
Customer list	1,460,497
Goodwill	2,064,383
Accounts payable	(1,028,079)
Other current liabilities	(21,271)

Net purchase price	$6,863,356

Mikam Graphics Acquisition

In August 2008, the Company acquired Mikam Graphics, a leader in the publishing industry that specializes in the procurement and management of printed and promotional products, located in New York. As a result of the

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	2008 Acquisitions (Continued)

acquisition, the Company continues to expand its geographic presence in the New York area print market and added six sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $15,035,127, including expenses directly related to the acquisition and the payment of contingent consideration of $2,033,333 in 2009. In addition, there is up to an additional $4,066,666 in cash payable contingent on the achievement of certain performance measures by Mikam Graphics by July 31, 2012. As of December 31, 2008, all of the goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on August 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets (including cash acquired of $1,016,670)	$1,333,612
Accounts receivable	4,303,108
Property and equipment	8,038
Customer list	1,594,730
Goodwill	13,515,314
Accounts payable	(4,418,380)
Other current liabilities	(1,301,295)

Net purchase price	$15,035,127

Origen Partners Acquisition

In October 2008, the Company acquired Origen Partners, a leading print management firm specializing in point of purchase displays, signage and other in-store merchandising materials, located in Georgia. As a result of the acquisition, the Company continues to expand its geographic resources and added nine sales executives and their corresponding production teams. This acquisition will continue to support the Company’s geographic expansion objectives. The acquisition price was $10,066,432, including expenses directly related to the acquisition and the payment of contingent consideration of $2,625,000 in 2009. In addition, there is up to an additional $11,375,000 in cash payable contingent on the achievement of certain performance measures by Origen Partners by September 30, 2012. As of December 31, 2008, all of the goodwill will be deductible for tax purposes. The consolidated financial statements include the financial results of this acquisition beginning on October 1, 2008.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

Current assets (including cash acquired of $342,179)	$850,445
Accounts receivable	4,965,401
Customer list	4,080,846
Goodwill	6,520,914
Accounts payable	(4,045,364)
Deferred revenue	(852,000)
Customer deposits	(613,234)
Other liabilities assumed	(840,576)

Net purchase price	$10,066,432

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Share Repurchase Program

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

For the year ended December 31, 2008, the Company repurchased approximately 3.0 million shares of common stock at an average price of $11.27 per share. Total cash consideration for the repurchased stock was $34.3 million. These repurchased shares are recorded as part of treasury stock. No shares were repurchased during the year ended December 31, 2009.

12.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2008 and 2009, respectively, 1,813,653 and 2,881,108 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2007, 2008, and 2009, is as follows:

	Years Ended December 31,
	2007	2008	2009
Numerator:
Net Income	$22,504,074	$15,953,095	$6,309,458

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,459,481	47,137,002	45,535,357
Effect of dilutive securities:
Employee stock options and restricted common shares	2,505,013	2,004,145	1,621,348

Denominator for dilutive earnings per share	49,964,494	49,141,147	47,156,705

Basic earnings per share	$0.47	$0.34	$0.14
Diluted earnings per share	$0.45	$0.32	$0.13

13.	Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, the 2004 Unit Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Outstanding awards under the Unit Option Plan are now subject to the Stock Incentive Plan and no additional awards may be made under the Unit Option Plan on or after the effective date of the Stock Incentive Plan. The Plan was amended and restated effective June 2009 resulting in an increase in the maximum number of shares of common stock that

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13. Stock-Based Compensation Plans (Continued)

may be issued under the plan by 1,250,000, from 2,000,000 to 3,250,000. A summary of stock option activity is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,592,001	$2.35	$67,880,897
Granted	1,467,172	10.28	—
Exercised	(387,894)	0.67	2,279,448
Forfeited	(186,913)	14.04	—

Outstanding at December 31, 2008	5,484,366	$4.19	$19,153,470
Granted	251,542	4.54	—
Exercised	(142,500)	0.70	740,490
Forfeited	(148,934)	11.31	—

Outstanding at December 31, 2009	5,444,474	$4.11	$15,893,388

Options vested at December 31, 2009	3,830,927	$2.55	$15,092,668

As of December 31, 2007, 2008 and 2009, there were 4,592,001, 5,484,366 and 5,444,474 options outstanding pursuant to the Plan, respectively. The options issued during 2007 have exercise prices ranging from $0.43 to $18.69, vest ratably from one to six years and have a weighted-average contractual life of 7.38 years. The options issued during 2008 have exercise prices ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted-average remaining contractual life of 7.13 years. The options issued during 2009 have exercise prices ranging from $2.36 to $6.86, vest ratably from immediate to five years and have a weighted-average remaining contractual life of 6.88 years.

Vested options totaled 3,316,627, 3,292,042 and 3,830,927 shares as of December 31, 2007, 2008 and 2009, respectively.

The aggregate intrinsic value of options outstanding for 2007, 2008 and 2009 was $67.9 million, $19.2 million, and $15.9 million, respectively. The aggregate intrinsic value of options exercisable for 2007, 2008, and 2009 was $54.1 million, $17.4 million and $15.1 million, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2007, 2008 and 2009, respectively. These amounts change based on the fair market value of the Company’s stock which was $17.26, $6.55 and $5.90 on the last business day of the years ended December 31, 2007, 2008, and 2009, respectively.

The weighted-average grant-date fair value of options granted during 2008 and 2009 was $10.28 and $4.54, respectively.

There was $5,965,946 and $3,484,787 of total unrecognized compensation costs related to the stock-based compensation granted under the Plans as of December 31, 2008 and 2009, respectively. This cost is expected to be recognized over a weighted average period of 3.46 and 2.87 years, respectively. The stock-based compensation expense recorded for fiscal 2007, 2008 and 2009 was $1,061,582, $2,192,826 and $2,481,159,

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	Stock-Based Compensation Plans (Continued)

respectively. The following table summarizes information about all stock options outstanding for the Company as of December 31, 2009:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $0.65	2,443,890	5.59	$0.51	2,443,890	$0.51
$1.00 - $4.92	1,500,785	6.52	$4.22	897,695	$3.76
$5.19 - $9.70	795,136	9.27	$6.33	231,447	$6.68
$11.38 - $13.32	316,870	11.20	$12.42	111,273	$12.35
$14.36 - $16.41	387,793	7.96	$14.75	146,622	$15.06

	5,444,474	6.88	$4.11	3,830,927	$2.55

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. There was $676,967, $3,270,044 and $1,775,466 of total unrecognized compensation costs related to the restricted common shares as of December 31, 2007, 2008 and 2009, respectively. This cost is expected to be recognized over a weighted average period of 4.91, 3.44 and 2.92 years, as of December 31, 2007, 2008 and 2009, respectively. The stock-based compensation expense for the year ended December 31, 2007, 2008 and 2009 was approximately $19,000, $802,000 and $997,585, respectively.

	Outstanding Restricted Common Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Common Shares December 31, 2007	50,000	$13.80
Granted	358,539	$13.12
Vested and transferred to unrestricted common stock	(16,923)	$14.29
Forfeited	(79,350)	$14.41

Nonvested Restricted Common Shares December 31, 2008	312,266	$12.82
Granted	112,433	$4.53
Vested and transferred to unrestricted common stock	(149,238)	$9.00
Forfeited	(49,370)	$11.25

Nonvested, Restricted Common Shares December 31, 2009	226,091	$11.56

14.	Significant Customer

Sales to a single customer made up approximately 12%, 9% and 8% of total revenue for the years ended December 31, 2007, 2008 and 2009, respectively. The amount included in accounts receivable for this customer at December 31, 2007, 2008 and 2009 was approximately $1.9 million, $1.2 million and $3.8 million, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2007, 2008 and 2009, the Company did not make any contributions to the plan.

16.	New Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption will not have any impact on the Company’s consolidated results of operations or financial condition.

17.	Related Party Transactions

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

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering. As of December 31, 2009, the Company owned 627,778 shares of Echo’s common stock after the effects of the one-for-two reverse stock split.

The Company’s investment in Echo was recorded at cost prior-to the completion of Echo’s initial public offering. As of September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 9 for additional information on these securities).

Agreements and Services with Related Parties

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2007, 2008 and 2009 were approximately $77,000, $140,000 and $68,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $708,000, $2.7 million and $3.6 million for the years ended December 31, 2007, 2008 and 2009, respectively. The net amounts payable to Echo at December 31, 2008 and 2009 were $24,893 and $20,482, respectively.

In June 2006, the Company entered into a supplier rebate program with Echo, pursuant to which Echo provided the Company with an annual rebate on all freight expenditures in an amount equal to 5%. In April 2008, the Company amended the terms of the supplier rebate program, such that it receives an annual rebate on all

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

17.	Related Party Transactions (Continued)

freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $12,000 and $18,000 in rebates for the years ended December 31, 2008 and 2009, respectively.

In June 2007, the Company entered into an agreement with Echo pursuant to which Echo sub-leased a portion of the Company’s office space in Chicago and paid 29% of the Company’s lease payments and overhead expenses relating to this space. Echo paid the Company approximately $165,000 and $232,000 in lease payments for the years ended December 31, 2007 and 2008, respectively. The agreement was terminated October 2008.

In November 2008, the Company entered into an agreement with MediaBank, LLC, pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays 29% of the Company’s lease payment and overhead expense relating to this space. Five members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter, Peter J. Barris, Jack M. Greenberg and Linda S. Wolf, are also directors of MediaBank. In addition, a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in MediaBank. MediaBank paid the Company approximately $169,470 in lease payments for the year ended December 31, 2009. The agreement was terminated on August 15, 2009.

In August 2009, the Company entered into an agreement with Groupon pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Three members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $81,000 under this agreement for the year ended December 31, 2009.

18.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2009
	First Quarter(1)	Second Quarter	Third Quarter	Fourth Quarter(2)
	(In thousands, except per share data)
Net sales	$94,277	$100,098	$98,206	$107,866
Gross profit	23,010	24,740	24,902	26,124
Net income	248	2,147	1,730	2,184
Net income per share:
Basic	$0.01	$0.05	$0.04	$0.05
Diluted	$0.01	$0.05	$0.04	$0.05

(1)	The Company made acquisitions during the first quarter of 2009 which are not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning in March of 2009.
(2)	The Company made an acquisition during the fourth quarter of 2009 which was not material to the Company’s operations. Financial results from this acquisition are included in the Consolidated Financial Statements beginning December 1, 2009.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

18.	Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2008
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$87,192	$105,346	$122,016	$104,462
Gross profit	21,568	25,778	29,475	27,200
Net income	3,858	6,105	5,679	311
Net income per share:
Basic	$0.08	$0.13	$0.12	$0.01
Diluted	$0.08	$0.12	$0.12	$0.01

(1)	The Company acquired etrinsic in May 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning May 1, 2008.
(2)	The Company acquired Marketing-Out-of-the-Box and MediaLink Creative Solutions in July 2008 and financial results of these acquisitions are included in the Consolidated Financial Statements beginning July 1, 2008. The Company acquired Mikam Graphics in August 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning August 1, 2008.
(3)	The Company acquired Origen Partners in October 2008 and financial results of this acquisition are included in the Consolidated Financial Statements beginning October 1, 2008.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe		Balance at End of Period
Fiscal year ended December 31, 2009
Allowance for doubtful accounts	$5,045,059	$1,295,592	$(1,705,803)	$—		$4,634,848
Fiscal year ended December 31, 2008
Allowance for doubtful accounts	$1,343,294	$4,110,842	$(427,422)	$18,345		$5,045,059
Fiscal year ended December 31, 2007
Allowance for doubtful accounts	$378,943	$299,706	$(41,236)	$705,881	(1)	$1,343,294

(1)	Amount represents the increase to the allowance for doubtful accounts balance as a result of the 2007 acquisitions and adjustments to certain 2006 acquisition allowance balances.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required under this Item 9A, the management report titled “Management’s Assessment of Internal Control Over Financial Reporting” and the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting” appear on pages 34 and 36 of this Annual Report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	5,444,474	$4.11	1,316,247	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	5,444,474	$4.11	1,316,247

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2009.

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

Signature	Title	Date

/S/ ERIC D. BELCHER Eric D. Belcher	President, Chief Executive Officer and Director (principal executive officer)	March 9, 2010

/S/ JOSEPH M. BUSKY Joseph M. Busky	Chief Financial Officer (principal financial and accounting officer)	March 9, 2010

/S/ JOHN R. WALTER John R. Walter	Chairman of the Board	March 9, 2010

/S/ STEVEN E. ZUCCARINI Steven E. Zuccarini	Vice Chairman of the Board	March 9, 2010

/S/ JACK M. GREENBERG Jack M. Greenberg	Director	March 9, 2010

/S/ PETER J. BARRIS Peter J. Barris	Director	March 9, 2010

/S/ SHARYAR BARADARAN Sharyar Baradaran	Director	March 9, 2010

/S/ LINDA S. WOLF Linda S. Wolf	Director	March 9, 2010

/S/ CHARLES K. BOBRINSKOY Charles K. Bobrinskoy	Director	March 9, 2010

/S/ ERIC P. LEFKOFSKY Eric P. Lefkofsky	Director	March 9, 2010

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of October 2, 2008 by and among IW-Origen, LLC, Origen Partners, Inc., Michael Stoecker and Kim J. Stoecker.(7)

3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

4.3	Form of Recapitalization Agreement.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan.(2)†

10.2A	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 19, 2008.(8)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(4)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Employment Agreement dated as of January 2, 2008 by and between Kevin Harrell and InnerWorkings, Inc.(5)†

10.7	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC’s Board of Directors, as amended.(2)†

10.8	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(2)†

10.9	Agreement dated as of March 14, 2008 by and between InnerWorkings, Inc. and Eric P. Lefkofsky.(13)†

10.10	Form of Indemnification Agreement.(2)

10.11	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.(2)

10.12	Office Space Lease dated January 1, 2006 by and between InnerWorkings, Inc. and Incorp, LLC.(2)

10.13	Office Space Lease dated November 22, 2005 by and between InnerWorkings, Inc. and Echo Global Logistics, LLC.(2)

10.14	Purchase Agreement dated May 31, 2006 by and among InnerWorkings, Inc., Jerry Freundlich, David Freundlich and Graphography, Ltd.(2)

10.15	Purchase Agreement dated as of October 11, 2006 by and among InnerWorkings, Inc., Applied Graphics, Inc. and the owners of the capital stock of Applied Graphics, Inc.(3)

10.16	Stock Purchase Agreement dated as of November 26, 2007 by and among InnerWorkings, Inc., Corporate Edge, Inc., Scott Levy, Stuart Weisenfeld and Fred Moskowitz.(6)

10.17	Referral Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.(1)

10.18	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Steven E. Zuccarini and InnerWorkings, Inc.(9)†

Exhibit No.	Description
10.19	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Eric D. Belcher and InnerWorkings, Inc.(9)†

10.20	Employment Agreement effective as of July 16, 2008 by and between Joseph Busky and InnerWorkings, Inc.(10)†

10.21	Credit Agreement, dated as of May 21, 2008, by and among InnerWorkings, Inc., as borrower, JPMorgan Chase Bank, N.A., as administrative agent, Banc of America Securities LLC, as syndication agent, J.P. Morgan Securities Inc., as sole bookrunner and sole lead arranger, and certain financial institutions that are or may from time to time become parties thereto.(11)

10.22	Pledge and Security Agreement, dated as of May 21, 2008, by and among InnerWorkings, Inc., the subsidiaries of InnerWorkings, Inc. listed therein, and JPMorgan Chase Bank, N.A., in its capacity as administrative agent for the lenders party to the Credit Agreement.(11)

10.23	Stock Purchase Agreement dated May 7, 2008 by and between InnerWorkings, Inc. and Printworks Series E, LLC.(12)

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on October 12, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K filed on January 17, 2008.
(6)	Incorporated by reference to Current Report on Form 8-K filed on November 27, 2007.
(7)	Incorporated by reference to Current Report on Form 8-K filed on October 8, 2008.
(8)	Incorporated by reference to 2008 Proxy Statement on Schedule 14A filed on May 9, 2008.
(9)	Incorporated by reference to Current Report on Form 8-K filed on November 18, 2008.
(10)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2008.
(11)	Incorporated by reference to Current Report on Form 8-K filed on May 28, 2008.
(12)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 12, 2008.
(13)	Incorporated by reference to 2007 Annual Report on Form 10-K filed on March 17, 2008.
†	Management contract or compensatory plan or arrangement of the Company.