Form 10-Q
period 2010-03-31
INNERWORKINGS INC
filed 2010-05-10
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
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

As of May 7, 2010, the Registrant had 45,659,818 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

 Item 1.     Consolidated Financial Statements

 InnerWorkings, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2009	2010
Revenue	$94,277,433	$112,212,546
Cost of goods sold	71,267,277	85,280,016
Gross profit	23,010,156	26,932,530
Operating expenses:
Selling, general, and administrative expenses	20,619,116	22,004,424
Depreciation and amortization	1,495,375	2,117,625
Income from operations	895,665	2,810,481
Other income (expense):
Gain on sale of investment	-	723,382
Interest income	94,439	70,917
Interest expense	(442,244)	(240,692)
Other, net	(144,296)	(28,508)
Total other income (expense)	(492,101)	525,099
Income before taxes	403,564	3,335,580
Income tax expense	155,153	1,167,453
Net income	$248,411	$2,168,127

Basic earnings per share	$0.01	$0.05
Diluted earnings per share	$0.01	$0.05

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2009	2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,903,906	$7,368,974
Short-term investments	23,541,199	20,019,260
Accounts receivable, net of allowance for doubtful accounts of $4,634,848 and $1,903,479, respectively	72,565,814	82,293,183
Unbilled revenue	20,189,900	21,428,365
Inventories	8,749,266	8,137,572
Prepaid expenses	11,399,560	10,930,409
Advances to related parties	36,458	43,018
Other current assets	7,355,447	7,398,400
Total current assets	146,741,550	157,619,181
Property and equipment, net	10,833,712	10,856,786
Intangibles and other assets:
Goodwill	77,905,703	78,308,194
Intangible assets, net of accumulated amortization of $6,802,217 and $7,341,203, respectively	24,364,784	22,889,927
Deposits	445,575	422,996
Deferred income taxes	6,540,933	6,086,829
Other assets	325,799	267,496
	109,582,794	107,975,442
Total assets	$267,158,056	$276,451,409
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$53,915,750	$64,080,970
Advances from related parties	56,940	287,669
Current maturities of capital lease obligations	117,582	57,981
Due to seller	1,725,000	2,215,833
Customer deposits	3,145,329	1,008,463
Other liabilities	7,826,441	5,856,951
Deferred income taxes	1,014,372	1,711,873
Accrued expenses	2,832,256	4,039,342
Total current liabilities	70,633,670	79,259,082
Revolving credit facility	46,384,586	46,476,689
Capital lease obligations, less current maturities	19,506	59,369
Other long-term liabilities	3,070,278	1,430,300
Total liabilities	120,108,040	127,225,440
Stockholders' equity:
Common stock, par value $0.0001 per share, 45,628,685 and 45,659,818 shares were issued and outstanding as of December 31, 2009 and March 31, 2010, respectively	456	459
Additional paid-in capital	170,330,891	170,891,909
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	5,217,425	4,664,230
Retained earnings	45,808,444	47,976,571
Total stockholders' equity	147,050,016	149,225,969
Total liabilities and stockholders' equity	$267,158,056	$276,451,409

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Cash flows from operating activities
Net income	$248,411	$2,168,127
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	2,320,158	1,391,351
Noncash stock compensation expense	919,755	561,018
Depreciation and amortization	1,495,375	2,117,625
Deferred financing amortization	52,087	55,302
Gain on sale of investment	-	(723,382)
Bad debt provision	(190,820)	460,947
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	1,850,340	(11,842,342)
Inventories	(309,597)	1,867,382
Prepaid expenses and other	(2,811,352)	712,558
Change in liabilities, net of acquisitions:
Accounts payable	13,699,055	10,441,481
Advances from related parties	566,446	224,169
Customer deposits	103,679	(2,136,866)
Income tax payable	(9,007,997)	-
Accrued expenses and other	(1,282,135)	(1,083,457)
Net cash provided by operating activities	7,653,405	4,213,913
Cash flows from investing activities
Purchases of property and equipment	(2,352,813)	(1,418,619)
Proceeds from sale of investment	-	726,820
Proceeds from sale of marketable securities	25,584	2,666,770
Payments to seller	-	(1,725,000)
Payments for acquisitions, net of cash acquired	(3,811,551)	(59,209)
Net cash provided by (used in) investing activities	(6,138,780)	190,762
Cash flows from financing activities
Principal payments on capital lease obligations	(36,550)	(16,279)
Net borrowings (repayment) from revolving credit facilitiy	(590,061)	92,103
Issuance of shares	49,000	3
Tax benefit of stock options exercised	100,218	-
Net cash provided by (used in) financing activities	(477,393)	75,827
Effect of exchange rate changes on cash and cash equivalents	(137,770)	(15,434)
Increase in cash and cash equivalents	899,462	4,465,068
Cash and cash equivalents, beginning of period	4,011,855	2,903,906
Cash and cash equivalents, end of period	$4,911,317	$7,368,974

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2010

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year of 2010. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2010.

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

Accounting Pronouncements Recently Adopted

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption did not have any impact on the Company’s consolidated results of operations or financial condition.

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

The increase in goodwill for the three months ended March 31, 2010 is the result of an increase in earn-out liabilities of $564,072, offset by the effect of foreign exchange of $58,782, decrease in net assets of $59,206 and by adjustments made to 2009 acquisition purchase price allocations based on updated valuation reports which resulted in an additional $43,593 being allocated to intangibles, with a corresponding reduction to goodwill.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $1,725,000 related to these agreements in the three month period ended March 31, 2010, respectively. Total remaining potential contingent payments under these agreements amount to $33,681,497 as of March 31, 2010. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. This amount is $4,477,056, of which $1,430,300 is included in other long-term liabilities on the balance sheet.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of March 31, 2010, the potential contingent payments are payable in the years as follows:

2011	$15,692,927
2012	13,411,204
2013	9,054,422

$38,158,553

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic useful life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and ten years, respectively.

The following is a summary of the intangible assets:

	December 31, 2009	March 31, 2010	Weighted- Average Life
Customer lists	$26,589,715	$25,958,656	14.3 years
Noncompete agreements	1,077,349	992,787	4.0 years
Trade names	3,467,656	3,241,232	12.5 years
Patents	32,281	38,455	10.0 years

	31,167,001	30,231,130
Less accumulated amortization	(6,802,217)	(7,341,203)

Intangible assets, net	$24,364,784	$22,889,927

Amortization expense related to these intangible assets was $446,860 and $538,986 for the three months ended March 31, 2009 and 2010, respectively.

The estimated amortization expense for the next five years ended March 31, 2010 is as follows:

2011	$2,742,779
2012	2,423,361
2013	2,255,761
2014	2,130,408
2015	1,240,455
Thereafter	12,097,163

$22,889,927

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements. The Company’s investments in cash equivalents, auction-rate securities and available-for-sale securities are carried at fair value. See Notes 5 and 6 for additional information on fair value measurements.

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

During the three month periods ended March 31, 2009 and 2010, the Company issued 94,087 and 240,722 options, respectively, to various employees of the Company. In addition, during the three month periods ended March 31, 2009 and 2010, the Company granted 47,079 and 309,674 restricted common shares, respectively, to employees. During the three month periods ended March 31, 2009 and 2010, 113,192 and 31,133 options were exercised and restricted common shares vested, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $919,755 and $561,018 in compensation expense for the three month periods ended March 31, 2009 and 2010, respectively.

The following assumptions were utilized in the valuation for options granted in 2009 and 2010:

	2009	2010
Dividend yield	—%	—%
Risk-free interest rate	2.42%	3.14%
Expected life	7 years	7 years
Volatility	33.5%	47.5%

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three months ended March 31, 2009 and 2010, respectively, 2,885,910 and 3,026,040 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2009 and 2010 are as follows:

	Three Months Ended March 31,
	2009	2010
Numerator:
Net income	$248,411	$2,168,127

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,399,786	45,652,208
Effect of dilutive securities:
Employee stock options and restricted common shares	1,634,220	1,754,528

Denominator for dilutive earnings per share	47,034,006	47,406,736

Basic earnings per share	$0.01	$0.05

Diluted earnings per share	$0.01	$0.05

3.	Comprehensive Income

	Three months ended March 31,
	2009	2010
Net income	$248,411	$2,168,127
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities, net of tax	25,583	(314,443)
Foreign currency translation adjustment	(137,770)	(238,752)

Total comprehensive income	$136,224	$1,614,932

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4.	Related Party

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

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering.  At December 31, 2009, the Company owned 627,778 shares of Echo’s common stock after the effects of the one-for-two reverse stock split and sales during the prior periods.

On March 31, 2010, the Company sold 55,000 of its shares Echo’s common stock for $726,820 and recorded a gain on sale of investment of $723,382.  Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering

Agreements and Services with Related Parties

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ended March 31, 2010 was approximately $7,500.  The Company did not provide any print procurement services during the three months ended March 31, 2009. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $842,000 and $1.6 million for the three months ended March 31, 2009 and 2010, respectively. The net amount payable to Echo at March 31, 2010 was $244,651.

The Company has a supplier rebate program with Echo pursuant to which the Company receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $4,900 and $3,400 in rebates for the three months ended March 31, 2009 and 2010, respectively.

In August 2009, the Company entered into an agreement with Groupon pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Three members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $54,000 under this agreement for the three months ended March 31, 2010.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At March 31, 2010, the Company’s financial assets primarily relate to their auction-rate securities and available-for-sale securities and are included in short-term investments. See Note 6 and 7 for additional information on auction rate securities.

The Company has classified its investment in Echo Global Logistics (Echo) as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be included in other income. At March 31, 2010, the Company’s investment in Echo, which has a cost basis of $35,799, was carried at fair value of $7,394,564. The unrealized gain of $7,319,529 was included in other comprehensive income, net of tax of $2,664,512.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The Company has elected to apply the fair value guidance within ASC 825, Financial Instruments (ASC 825), as of October 1, 2008 to a put option relating to its auction-rate securities (refer to Note 7 for more information on auction-rate securities). The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of March 31, 2010. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$3,158,639	$3,158,639	$—	$—
Auction rate securities(2)	11,152,001	—	—	11,152,001
Put option(2)	1,472,696	—	—	1,472,696
Available for sale securities(2)	7,394,563	7,394,563	—	—

Total assets	$23,177,899	$10,553,202	$—	$12,624,697

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction-Rate Securities	Put Option	Total
Balance at December 31, 2009	$13,818,771	$1,755,926	$15,574,697
Gains in investments	283,230	(283,230)	—
Securities sold during the period (1)	(2,950,000)	—	(2,950,000)
Balance at March 31, 2010	$11,152,001	$1,472,696	$12,624,697

(1)
During the first quarter of 2010, $ 2,950,000 in auction - rate securities were transferred out of Level 3 and into Level 1 as the securities were sold and the proceeds were reinvested into money market funds.

7.	Auction-Rate Securities

At March 31 2010, the Company’s short-term investments included $11,152,001 in auction-rate securities (“ARS”) and $1,472,696 of the related put option.

During February 2008, liquidity issues in the global credit markets resulted in the failure of auctions, involving substantially all of the auction-rate securities (ARS) the Company holds. In October 2008, the Company entered into an agreement with UBS regarding its outstanding ARS. Under the agreement, the Company has the right to sell all of its outstanding ARS back to UBS at par value. The agreement allows the Company to exercise this non-transferable right starting June 30, 2010 and the right will expire on July 2, 2012. UBS also has the right to buy the ARS at par value from the Company at any time. By accepting this put option, the Company demonstrated it no longer has the intent to hold the related UBS-brokered ARS until they fully recover in value (including until contractual maturity, if necessary). Therefore, the decline in the fair value of the UBS-brokered ARS below their par value as of September 30, 2008 that was previously considered a temporary unrealized loss and included in other comprehensive income was considered other-than-temporary and was included in earnings as a realized loss, in accordance with ASC 320, Investments—Debt and Equity Securities, for the year ended December 31, 2008.

The Company has elected the fair value measurement option under ASC 825, Financial Instruments (ASC 825), for this asset. At March 31, 2010, the Company’s ARS portfolio, which has a par value of $12,675,000, was carried at fair value of $11,152,001, while the related put option was carried at fair value of $1,472,696. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at March 31, 2010. Refer to Note 6 for additional information on the fair value of auction-rate securities and related put option.

8.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2010, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. As of March 31, 2010, the Company had outstanding borrowings of $46.5 million under this facility.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9.	Income Taxes

The following table shows the Company’s effective income tax rate for the three months ended March 31, 2009 and 2010:

	Three months ended March 31,
	2009	2010
Income before taxes	$403,564	$3,335,580
Income tax expense	155,153	1,167,453
Effective tax rate	38.4%	35.0%

The Company’s effective tax rate decreased from 38.4% to 35.0% for the three and months ended Mach 31, 2009 and 2010, respectively. The reduction in the effective tax rate is primarily due to a change in the mix of earnings and earnings generated by the Company’s foreign operations which are taxed at a lower rate than the US statutory rate.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $112.2 million and $94.3 million during the three months ended March 31, 2010 and 2009, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of March 31, 2010, we had 179 enterprise clients.  During the three months ended March 31, 2010, enterprise clients accounted for 70% of our revenue, while transactional clients accounted for 30% of our revenue.

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

The print industry has historically been subject to seasonal sales fluctuations because a substantial number of print orders are placed for the year-end holiday season. We have historically experienced seasonal client buying patterns with a higher percentage of our revenue being earned in our third and fourth quarters.  However, our recent new enterprise account wins, with more revenue concentrated during the first half of the year, are expected to alter this historical seasonality such that revenue will be more consistent through the quarters.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the three months ended March 31, 2010 and 2009 was $26.9 million, or 24.0% of revenue, and $23.0 million, or 24.4% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.6% and 21.9% for the three months ended March 31, 2010 and 2009, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $5.1 million as of March 31, 2010 from $3.8 million as of March 31, 2009.

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

Our income from operations for the three months ended March 31, 2010 and 2009 was $2.8 million and $896,000, respectively.

Comparison of three months ended March 31, 2010 and 2009

Revenue

Our revenue increased by $17.9 million, or 19.0%, from $94.3 million during the three months ended March 31, 2009 to $112.2 million during the three months ended March 31, 2010. The revenue growth reflects an increase in both enterprise and transactional clients. Our revenue from enterprise clients increased by $17.1 million, or 27.9%, from $61.4 million during the three months ended March 31, 2009 to $78.5 million during the three months ended March 31, 2010. As of March 31, 2010, we had 179 enterprise clients compared to 150 enterprise clients under contract as of March 31, 2009. Additionally, revenue from transactional clients increased by $838,000, or 2.5%, from $32.9 million during the three months ended March 31, 2009 to $33.8 million during the three months ended March 31, 2010. The incremental transactional revenue is largely a result of improving same customer spend due to the improving economic condition.

Cost of goods sold

Our cost of goods sold increased by $14.0 million, or 19.7%, from $71.3 million during the three months ended March 31, 2009 to $85.3 million during the three months ended March 31, 2010. The increase is a result of the revenue growth during the three months ended March 31, 2010. Our cost of goods sold as a percentage of revenue increased slightly from 75.6% during the three months ended March 31, 2009 to 76.0% during the three months ended March 31, 2010.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.4% during the three months ended March 31, 2009 to 24.0% during the three months ended March 31, 2010. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.4 million, or 6.7%, from $20.6 million during the three months ended March 31, 2009 to $22.0 million during the three months ended March 31, 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 21.9% for the three months ended March 31, 2009 to 19.6% for the three months ended March 31, 2010. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of 2009 cost reduction actions.

Depreciation and amortization

Depreciation and amortization expense increased by $622,000, or 41.6%, from $1.5 million during the three months ended March 31, 2009 to $2.1 million during the three months ended March 31, 2010. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software.

Income from operations

Income from operations increased by $1.9 million, or 213.8%, from $896,000 during the three months ended March 31, 2009 to $2.8 million during the three months ended March 31, 2010. As a percentage of revenue, income from operations increased from 1.0% during the three months ended March 31, 2009 to 2.5% during the three months ended March 31, 2010. The increase in income from operations as a percentage of revenue is a result of our decrease in selling and administrative expenses as a percentage of revenue.

Other income and expense

Other expense increased by $1.0 million, or 206.7%, from other expense of $492,000 for the three months ended March 31, 2009 to other income of $525,000 during the three months ended March 31, 2010. The increase is due to the gain on sale of 55,000 shares we hold in Echo Global Logistics, Inc., a related party, for a gain of $723,000, offset by a decrease in interest income of $241,000. We did not sell any Echo shares during the three months ended March 31, 2009.

Income tax expense

Income tax expense increased by $1.0 million from $155,000 during the three months ended March 31, 2009 to $1.2 million during the three months ended March 31, 2010. Our effective tax rate was 38.4% and 35.0% for the three month periods ended March 31, 2009 and 2010, respectively. The decrease in the effective tax rate for the three month period ended March 31, 2010 is primarily due to a change in the mix of earnings and earnings generated by the Company’s foreign operations which are taxed at a lower rate than the US statutory rate.

Net income

Net income increased by $1.9 million, or 772.8%, from $248,000 during the three months ended March 31, 2009 to $2.2 million during the three months ended March 31, 2010. Net income as a percentage of revenue increased from 0.3% during the three months ended March 31, 2009 to 1.9% during the three months ended March 31, 2010. The increase in net income as a percentage of revenue is due to our decrease in selling, general and administrative expenses as a percentage of revenue, decrease in our effective tax rate and gain on sale of Echo shares.

Liquidity and Capital Resources

At March 31, 2010, we had $7.4 million of cash and cash equivalents and $20.0 million in short-term investments, which includes approximately $7.4 million in available-for-sale securities and $12.6 million in auction-rate securities. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire June 30, 2012. As a result of this agreement, our auction-rate securities are classified as short-term investments at March 31, 2010.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2010 was $4.2 million and primarily consisted of higher earnings offset by $1.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $11.8 million and an increase in accounts payable of $10.4 million, offset by a decrease in customer deposits of $2.1 million, a decrease in inventories of $1.9 million and a decrease in accrued expenses and other of $1.1 million.

Cash provided by operating activities for the three months ended March 31, 2009 was $7.7 million and primarily consisted of earnings and $3.8 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in unbilled revenue of $4.0 million and an increase in accounts payable of $13.7 million offset by a decrease in accrued expenses and other liabilities of $10.3 million.

Investing Activities. Cash provided by investing activities in the three months ended March 31, 2010 of $191,000 was attributable to the proceeds on sale of marketable securities of $2.7 million and proceeds on sale of Echo shares of $727,000, offset by capital expenditures of $1.4 million, a $1,725,000 payment to seller and $59,000 in payments made in connection with acquisitions.

Cash used in investing activities in the three months ended March 31, 2009 of $6.1 million was attributable to the $3.8 million in payments made in connection with our acquisitions completed during the three months ended March 31, 2009 and capital expenditures of $2.4 million.

Financing Activities. Cash provided by financing activities in the three months ended March 31, 2010 of $76,000 was primarily attributable to the $92,000 of borrowings under the revolving credit facility, offset by $16,000 in principal payments made on capital leases.

Cash used in financing activities in the three months ended March 31, 2009 of $477,000 was primarily attributable to the repayment of $590,000 of borrowings under our revolving credit facility, offset by $100,000 in tax benefit of stock options exercised.

We have a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A that matures on May 21, 2011. We had $46.5 million in outstanding borrowings under this facility as of March 31, 2010. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries and interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of March 31, 2010, we were not in violation of any of these various covenants. Outstanding borrowings may be used for general corporate and working capital purposes of the Company and our subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.

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

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 1 in the Notes to the Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2010, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption did not have any impact on the Company’s consolidated results of operations or financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Our interest income is sensitive to changes in the general level of US interest rates, in particular because all of our investments are in cash equivalents and marketable securities.

Foreign Currency Risk

A portion of our sales and earnings are attributable to operations conducted outside of the US. The US dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. We believe a 10% fluctuation in the currency exchange rate would not have a significant effect on the Company’s consolidated statements of income or cash flows.

We do not use derivative financial instruments.

Item 4.          Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.          Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.       Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 6.          Exhibits

Exhibit No	Description of Exhibit
10.1	Employment Agreement dated July 5, 2007 by and between InnerWorkings, Inc. and Jan Sevcik, as amended.

10.2	Employment Agreement dated October 1, 2007 by and between InnerWorkings, Inc. and Jonathan Shean.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 10, 2010	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: May 10, 2010	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Employment Agreement dated July 5, 2007 by and between InnerWorkings, Inc. and Jan Sevcik, as amended.

10.2	Employment Agreement dated October 1, 2007 by and between InnerWorkings, Inc. and Jonathan Shean.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.