Form 10-Q
period 2010-06-30
INNERWORKINGS INC
filed 2010-08-06
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

As of August 5, 2010, the Registrant had 45,660,547 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

  Item 1.       Consolidated Financial Statements

  InnerWorkings, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue	$100,097,510	$120,471,286	$194,374,943	$232,683,832
Cost of goods sold	75,358,000	91,431,674	146,625,277	176,711,690
Gross profit	24,739,510	29,039,612	47,749,666	55,972,142
Operating expenses:
Selling, general, and administrative expenses	20,025,090	22,172,634	40,644,206	44,177,058
Depreciation and amortization	2,219,071	2,215,219	3,714,446	4,332,844
Income from operations	2,495,349	4,651,759	3,391,014	7,462,240
Other income (expense):
Gain on sale of investment	844,097	802,548	844,097	1,525,930
Interest income	56,529	62,099	150,968	133,016
Interest expense	(304,545)	(543,704)	(746,789)	(784,396)
Other, net	(73,586)	(104,383)	(217,882)	(132,891)
Total other income	522,495	216,560	30,394	741,659
Income before taxes	3,017,844	4,868,319	3,421,408	8,203,899
Income tax expense	870,568	1,726,198	1,025,721	2,893,651
Net income	$2,147,276	$3,142,121	$2,395,687	$5,310,248

Basic earnings per share	$0.05	$0.07	$0.05	$0.12
Diluted earnings per share	$0.05	$0.07	$0.05	$0.11

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31,	June 30,
	2009	2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,903,906	$3,514,824
Short-term investments	23,541,199	11,635,715
Accounts receivable, net of allowance for doubtful accounts of $4,634,848 and $2,060,479, respectively	72,565,814	81,841,760
Unbilled revenue	20,189,900	23,483,014
Inventories	8,749,266	9,610,466
Prepaid expenses	11,399,560	10,418,546
Advances to related parties	36,458	66,190
Other current assets	7,355,447	5,273,926
Total current assets	146,741,550	145,844,441
Property and equipment, net	10,833,712	10,747,198
Intangibles and other assets:
Goodwill	77,905,703	82,329,759
Intangible assets, net of accumulated amortization of $6,802,217 and $8,113,440, respectively	24,364,784	23,299,115
Deposits	445,575	422,996
Deferred income taxes	6,540,933	5,917,910
Other assets	325,799	209,195
	109,582,794	112,178,975
Total assets	$267,158,056	$268,770,614
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$53,915,750	$54,488,413
Advances from related parties	56,940	227,311
Current maturities of capital lease obligations	117,582	44,622
Due to seller	1,725,000	2,672,014
Customer deposits	3,145,329	276,786
Other liabilities	7,826,441	4,780,037
Deferred income taxes	1,014,372	1,148,165
Accrued expenses	2,832,256	3,548,052
Total current liabilities	70,633,670	67,185,400
Revolving credit facility	46,384,586	47,627,164
Capital lease obligations, less current maturities	19,506	15,340
Other long-term liabilities	3,070,278	1,507,551
Total liabilities	120,108,040	116,335,455
Stockholders' equity:
Common stock, par value $0.0001 per share, 45,628,685 and 45,660,547 shares were issued and outstanding as of December 31, 2009 and June 30, 2010, respectively	456	456
Additional paid-in capital	170,330,891	171,639,441
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	5,217,425	3,983,770
Retained earnings	45,808,444	51,118,692
Total stockholders' equity	147,050,016	152,435,159
Total liabilities and stockholders' equity	$267,158,056	$268,770,614

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities
Net income	$2,395,687	$5,310,248
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,124,477	1,449,153
Stock compensation expense	1,935,598	1,397,369
Depreciation and amortization	3,714,446	4,332,844
Deferred financing amortization	104,175	110,603
Gain on sale of investment	(844,097)	(1,525,930)
Bad debt provision	98,571	1,167,317
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	9,149,247	(13,980,574)
Inventories	(627,564)	394,473
Prepaid expenses and other	507,567	4,283,216
Change in liabilities, net of acquisitions:
Accounts payable	3,054,953	654,851
Advances from related parties	9,115	140,639
Customer deposits	(3,574,376)	(2,868,543)
Income tax payable	(9,007,997)	-
Accrued expenses and other	(1,557,898)	(859,067)
Net cash provided by operating activities	7,481,904	6,599
Cash flows from investing activities
Purchases of property and equipment	(4,241,712)	(2,757,864)
Proceeds from sale of marketable securities	850,000	1,533,118
Proceeds from sale of short-term investments	29,975	8,997,170
Payments for acquisitions, net of cash acquired	(4,894,420)	(6,040,738)
Net cash provided by (used in) investing activities	(8,256,157)	1,731,686
Cash flows from financing activities
Principal payments on capital lease obligations	(72,251)	(73,656)
Net repayments from revolving credit facility and short-term debt	(367,529)	(928,786)
Issuance of shares	71,749	-
Excess tax benefit from restricted common shares	-	(88,821)
Tax benefit of stock options exercised	156,222	-
Net cash used in financing activities	(211,809)	(1,091,263)
Effect of exchange rate changes on cash and cash equivalents	(57,549)	(36,104)
Increase (decrease) in cash and cash equivalents	(1,043,611)	610,918
Cash and cash equivalents, beginning of period	4,011,855	2,903,906
Cash and cash equivalents, end of period	$2,968,244	$3,514,824

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months Ended June 30, 2009 and 2010

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year of 2010. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2010.

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

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The increase in goodwill for the six months ended June 30, 2010 is the result of earn-out payments made or accrued of $3,554,514 and goodwill acquired as a result of business acquisitions completed during the six months ended June 30, 2010 of $1,049,620, offset by the effect of foreign exchange of $58,851, decrease in earn-out liabilities of $18,428, decrease in net assets of $59,206 and by adjustments made to 2009 acquisition purchase price allocations based on updated valuation reports which resulted in an additional $43,593 being allocated to intangibles, with a corresponding reduction to goodwill.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $882,500 and $2,607,500 related to these agreements in the three and six month periods ended June 30, 2010, respectively. Total remaining potential contingent payments under these agreements amount to $33,817,014 as of June 30, 2010. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. This amount is $2,204,225, of which $1,507,551 is included in other long-term liabilities on the balance sheet.  Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in operating income. For the period ended June 30, 2010, the Company recorded a reduction of $1,095,733 to the contingent consideration obligation as a result of reductions to forecasted financial performance.

As of June 30, 2010, the potential contingent payments are payable in the years as follows:

2010	$12,561,706
2011	12,997,450
2012	10,462,083

$36,021,239

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

The following is a summary of the intangible assets:

	December 31, 2009	June 30, 2010	Weighted- Average Life
Customer lists	$26,589,715	$27,140,081	13.9 years
Noncompete agreements	1,077,349	992,787	4.0 years
Trade names	3,467,656	3,241,232	12.5 years
Patents	32,281	38,455	10.0 years

	31,167,001	31,412,555
Less accumulated amortization	(6,802,217)	(8,113,440)

Intangible assets, net	$24,364,784	$23,299,115

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Amortization expense related to these intangible assets was $772,237 and $1,311,223 for the three and six month periods ended June 30, 2010, respectively, and $1,157,752 and $1,604,612 for the three and six month periods ended June 30, 2009, respectively.

As of June 30, 2010, the estimated amortization expense for the next five years is as follows:

2010	$1,577,438
2011	2,878,409
2012	2,670,599
2013	2,308,817
2014	2,000,972
Thereafter	11,792,880

$23,229,115

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

During the six month periods ended June 30, 2010 and 2009, the Company issued 286,877 and 177,872 options, respectively, to various employees of the Company. In addition, during the six month periods ended June 30, 2010 and 2009, the Company granted 546,681 and 78,053 restricted common shares, respectively, to employees. During the six month periods ended June 30, 2010 and 2009, 31,862 and 210,948 options were exercised and restricted common shares vested, 729 and 65,974 of which were exercised and vested during the three month periods ended June 30, 2010 and 2009, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,397,369 and $1,935,598 in compensation expense for the six month periods ended June 30, 2010 and 2009, respectively.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following assumptions were utilized in the valuation for options granted in 2009 and 2010:

	2009	2010
Dividend yield	—%	—%
Risk-free interest rate	2.42%-3.25%	3.13%-3.25%
Expected life	7 years	7 years
Volatility	33.5%	47.5%

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and six months ended June 30, 2010, respectively, 1,735,394 and 1,760,394 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and six months ended June 30, 2009, respectively, 2,955,648 and 2,985,621 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.  The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2009 and 2010 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Numerator:
Net income	$2,147,276	$3,142,121	$2,395,687	$5,310,248
Denominator:
Denominator for basic earnings per share—weighted-average shares	45,526,074	45,659,907	45,463,559	45,656,230
Effect of dilutive securities:
Employee stock options and restricted common shares	1,638,667	1,916,421	1,636,029	1,827,816
Denominator for dilutive earnings per share	47,164,741	47,576,328	47,099,588	47,484,046
Basic earnings per share	$0.05	$0.07	$0.05	$0.12
Diluted earnings per share	$0.05	$0.07	$0.05	$0.11

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.	Comprehensive Income

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Net income	$2,147,276	$3,142,121	$2,395,687	$5,310,248
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	—	(677,387)	25,583	(991,830)
Foreign currency translation adjustment	361,365	(3,073)	223,595	(241,825)
Total comprehensive income	$2,508,641	$2,461,661	$2,644,865	$4,076,593

4.	Related Party

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

During the three months ended June 30, 2010, the Company sold 60,000 of its shares Echo’s common stock for $806,298 and recorded a gain on sale of investment of $802,548.  During the six months ended June 30, 2010, the Company sold 115,000 of its shares Echo’s common stock for $1,533,118 and recorded a gain on sale of investment of $1,525,930.  Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering

Agreements and Services with Related Parties

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and six months ended June 30, 2010 was approximately $16,000 and $24,000, respectively.  For the three and six months ended June 30, 2009, the company billed approximately $0 and $21,000 respectively.  In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $1.6 million and $3.2 million for the three and six months ended June 30, 2010, respectively.  For the three and six months ended June 30, 2009, Echo billed the Company approximately $802,000 and $1.6 million, respectively.  The net amount payable to Echo at June 30, 2010 was $161,121.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company has a supplier rebate program with Echo pursuant to which the Company receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $12,600 and $16,000 in rebates for the three and six months ended June 30, 2010, respectively, and approximately $5,600 and $10,500 in rebates for the three and six months ended June 30, 2009, respectively.

In April 2010, the Company entered into an agreement with Echo pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $12,000 per month of the Company’s lease payment and overhead expenses related to the space. Echo paid the Company $36,000 under this agreement for the three and six months ended June 30, 2010, respectively.

In August 2009, the Company entered into an agreement with Groupon pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Three members of the Company’s Board of Directors, Eric P. Lefkofsky, John R. Walter and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $54,000 under this agreement for the three months ended March 31, 2010.  The agreement was terminated on March 31, 2010.

During the quarter, the Company entered into an agreement with Groupon related to corporate procurement cards. The agreement will allow Groupon to obtain corporate procurement cards under the Company’s existing credit arrangement. Under the agreement, the Company will charge an annual commitment fee of $64,000.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At June 30, 2010, the Company’s financial assets include auction-rate securities and available-for-sale securities and are included in short-term investments. See Note 6 and 7 for additional information on auction rate securities.

The Company has classified its investment in Echo Global Logistics (Echo) as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be included in other income. At June 30, 2010, the Company’s investment in Echo, which has a cost basis of  $71,285, was carried at fair value of $6,261,019. The unrealized gain of $6,189,420 was included in other comprehensive income, net of tax of $2,211,790.

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

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company has elected to apply the fair value guidance within ASC 825, Financial Instruments (ASC 825), as of October 1, 2008 to a put option relating to its auction-rate securities (refer to Note 7 for more information on auction-rate securities). The Company’s investments in student loan auction-rate securities and the related put option are its only Level 3 assets. The fair values of these securities and related put option are estimated utilizing a discounted cash flow analysis as of June 30, 2010. This analysis considers, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$378,972	$378,972	$—	$—
Available for sale securities(2)	6,261,019	6,261,019
Auction rate securities(2)	4,821,601	—	—	4,821,601
Put option(2)	553,095	—	—	553,095

Total assets	$12,014,687	$6,639,991	$—	$5,374,696

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction- Rate Securities	Put Option	Total
Balance at December 31, 2009	$13,818,771	$1,755,926	$15,574,697
Change in the value of securities and put option	1,202,831	(1,202,831)	—
Securities sold during the period	(10,200,001)	—	(10,200,001)
Balance at June 30, 2010	$4,821,601	$553,095	$5,374,696

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7.	Auction-Rate Securities

At June 30, 2010, the Company’s short-term investments included $4,821,601 in auction-rate securities (“ARS”) and $553,095 of the related put option.

The Company has elected the fair value measurement option under ASC 825, Financial Instruments (ASC 825), for this asset. At June 30, 2010, the Company’s ARS portfolio, which has a par value of $5,425,000, was carried at fair value of $4,821,601, while the related put option was carried at fair value of $553,095.  The Company received proceeds for the remaining $5,374,696 in July of 2010 related to the redemption of auction rate securities and settlement of the put option.

8.	Revolving Credit Facility

On May 21, 2008, the Company entered into a Credit Agreement with JPMorgan Chase, N.A. that matures on May 21, 2011. The Credit Agreement provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $75.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2010, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. As of June 30, 2010, the Company had outstanding borrowings of $47.6 million under this facility. On August 2, 2010, this agreement was terminated and replaced with a credit agreement with Bank of America, N.A., described in Note 10.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

9.	Income Taxes

The following table shows the Company’s effective income tax rate for the three and six months ended June 30, 2009 and 2010:

	Three months ended June 30,		Six months ended June 30,
	2009	2010	2009	2010
Income before taxes	$3,017,844	$4,868,319	$3,421,408	$8,203,899
Income tax expense	870,568	1,726,198	1,025,721	2,893,651
Effective tax rate	28.8%	35.5%	30.0%	35.3%

The Company’s effective tax rate increased from 28.8% to 35.5% and from 30.0% to 35.3% for the three and six months ended June 30, 2009 and 2010, respectively. The increase in the effective tax rate for both periods is due to the recognition of a research and development (R&D) tax credit resulting from the Company’s capitalized internal developed software costs during the second quarter of 2009.  During the three months ended June 30, 2009, the Company recognized a $300,000 tax credit for R&D activities for the year ended December 31, 2008 and six months ended June 30, 2009.

10.	Subsequent Event

On August 2, 2010, the Company entered into a new Credit Agreement with Bank of America, N.A. that matures on August 2, 2014. The new agreement replaces the Company’s current credit agreement with JPMorgan Chase Bank N.A. and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.

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

We maintain sales offices in Illinois, New York, New Jersey, California, Hawaii, Michigan, Minnesota, Ohio, Texas, Pennsylvania, Georgia, Wisconsin, Missouri and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, over time we intend to evaluate opportunities to access attractive markets outside the United States and Europe.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $232.7 million and $194.4 million during the six months ended June 30, 2010 and 2009, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of June 30, 2010, we had 185 enterprise clients.  During the six months ended June 30, 2010, enterprise clients accounted for 71% of our revenue, while transactional clients accounted for 29% of our revenue.

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

The print industry has historically been subject to seasonal sales fluctuations because a substantial number of print orders are placed for the year-end holiday season. We have historically experienced seasonal client buying patterns with a higher percentage of our revenue being earned in our third and fourth quarters.  However, as a result of the recent addition of new enterprise accounts that are expected to generate revenue concentrated during the first half of the year, we expect to alter this historical seasonality such that revenue will be more consistent across the quarters.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the six months ended June 30, 2010 and 2009 was $56.0 million, or 24.1% of revenue, and $47.7 million, or 24.6% of revenue, respectively. With the recent mix of enterprise and transactional revenue, we expect our gross profit margins for the second half of the year will be consistent with the first half.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.0% and 20.9% for the six months ended June 30, 2010 and 2009, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $4.1 million as of June 30, 2010 from $3.8 million as of June 30, 2009.

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

Our income from operations for the six months ended June 30, 2010 and 2009 was $7.5 million and $3.4 million, respectively.

Comparison of three months ended June 30, 2010 and 2009

Revenue

Our revenue increased by $20.4 million, or 20.4%, from $100.1 million during the three months ended June 30, 2009 to $120.5 million during the three months ended June 30, 2010. The revenue growth reflects an increase in the number of enterprise clients. Our revenue from enterprise clients increased by $21.9 million, or 33.9%, from $64.6 million during the three months ended June 30, 2009 to $86.5 million during the three months ended June 30, 2010. As of June 30, 2010, we had 185 enterprise clients compared to 159 enterprise clients under contract as of June 30, 2009.

Cost of goods sold

Our cost of goods sold increased by $16.1 million, or 21.3%, from $75.4 million during the three months ended June 30, 2009 to $91.4 million during the three months ended June 30, 2010. The increase is a result of the revenue growth during the three months ended June 30, 2010. Our cost of goods sold as a percentage of revenue increased slightly from 75.3% during the three months ended June 30, 2009 to 75.9% during the three months ended June 30, 2010.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.7% during the three months ended June 30, 2009 to 24.1% during the three months ended June 30, 2010. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.1 million, or 10.7%, from $20.0 million during the three months ended June 30, 2009 to $22.2 million during the three months ended June 30, 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.0% for the three months ended June 30, 2009 to 18.4% for the three months ended June 30, 2010. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts since the second quarter of 2009, offset by changes to the contingent consideration obligation related to acquisitions made subsequent to December 31, 2008.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense remained constant at $2.2 million for the three months ended June 30, 2009 and June 30, 2010.

Income from operations

Income from operations increased by $2.2 million, or 86.4%, from $2.5 million during the three months ended June 30, 2009 to $4.7 million during the three months ended June 30, 2010. As a percentage of revenue, income from operations increased from 2.5% during the three months ended June 30, 2009 to 3.9% during the three months ended June 30, 2010. The increase in income from operations as a percentage of revenue is a result of our decrease in selling and administrative expenses as a percentage of revenue.

Other income and expense

Other income decreased by $306,000, or 58.6%, from $523,000 for the three months ended June 30, 2009 to $216,000 during the three months ended June 30, 2010. The decrease is primarily due to an increase in interest expense of $239,000.

Income tax expense

Income tax expense increased by $856,000 from $871,000 during the three months ended June 30, 2009 to $1.7 million during the three months ended June 30, 2010. Our effective tax rate was 28.8% and 35.5% for the three month periods ended June 30, 2009 and 2010, respectively. The increase in the effective tax rate for the three month period ended June 30, 2010 is primarily due the recognition of a $300,000 research and development tax credit related to 2008 during the three months ended June 30, 2009.

Net income

Net income increased by $995,000, or 46.3%, from $2.1 million during the three months ended June 30, 2009 to $3.1 million during the three months ended June 30, 2010. Net income as a percentage of revenue increased from 2.1% during the three months ended June 30, 2009 to 2.6% during the three months ended June 30, 2010. The increase in net income as a percentage of revenue is due to our decrease in selling, general and administrative expenses as a percentage of revenue.

Comparison of six months ended June 30, 2010 and 2009

Revenue

Our revenue increased by $38.3 million, or 19.7%, from $194.4 million during the six months ended June 30, 2009 to $232.7 million during the six months ended June 30, 2010. Our revenue from enterprise clients increased by $39.0 million, or 31.0%, from $125.9 million during the six months ended June 30, 2009 to $164.9 million during the six months ended June 30, 2010. As of June 30, 2010 we had 185 enterprise clients compared to 159 enterprise clients as of June 30, 2009. Revenue from transactional clients decreased by $689,000, or 1.0%, from $68.4 million during the six months ended June 30, 2009 to $67.7 million during the six months ended June 30, 2010.

Cost of goods sold

Our cost of goods sold increased by $30.1 million, or 20.5%, from $146.6 million during the six months ended June 30, 2009 to $176.7 million during the six months ended June 30, 2010. The increase reflects the revenue growth during the six months ended June 30, 2010. Our cost of goods sold as a percentage of revenue increased slightly from 75.4% during the six months ended June 30, 2009 to $75.9% during the six months ended June 30, 2010.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.6% during the six months ended June 30, 2009 to 24.1% during the six months ended June 30, 2010. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.5 million, or 8.7%, from $40.6 million during the six months ended June 30, 2009 to $44.2 million during the six months ended June 30, 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.9% for the six months ended June 30, 2009 to 19.0% for the six months ended June 30, 2010. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts since the second quarter of 2009, offset by changes to the contingent consideration obligation related to acquisitions made subsequent to December 31, 2008. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $618,000, or 16.6%, from $3.7 million during the six months ended June 30, 2009 to $4.3 million during the six months ended June 30, 2010. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software.

Income from operations

Income from operations increased by $4.1 million, or 120.1%, from $3.4 million during the six months ended June 30, 2009 to $7.5 million during the six months ended June 30, 2010. As a percentage of revenue, income from operations increased from 1.7% during the six months ended June 30, 2009 to 3.2% during the six months ended June 30, 2010. The increase in income from operations as a percentage of revenue is a result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased by $711,000 from $30,000 during the six months ended June 30, 2009 to $742,000 during the six months ended June 30, 2010. During both periods, we sold shares of Echo common stock. The increase is due to a larger gain on sale of Echo shares during the six months ended June 30, 2010.

Income tax expense

Income tax expense increased by $1.9 million from $1.0 million during the six months ended June 30, 2009 to $2.9 million during the six months ended June 30, 2010. Our effective tax rate was 30.0% and 35.3% for the six month periods ended June 30, 2009 and 2010, respectively. The increase in the effective tax rate for the six month period ended June 30, 2010 is due to the recognition of a $300,000 research and development tax credit during the six month period ended June 30, 2009.

Net income

Net income increased by $2.9 million, or 121.7%, from $2.4 million during the six months ended June 30, 2009 to $5.3 million during the six months ended June 30, 2010. Net income as a percentage of revenue increased from 1.2% during the six months ended June 30, 2009 to 2.3% during the six months ended June 30, 2010. The increase in net income as a percentage of revenue is due to the decrease in our selling, general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

At June 30, 2010, we had $3.5 million of cash and cash equivalents and $11.6 million in short-term investments, which includes approximately $6.3 million in available-for-sale securities and $5.4 million in auction-rate securities. In October 2008, we entered into an agreement with UBS regarding our outstanding auction-rate securities. Under the agreement, we have the right to sell all our outstanding auction-rate securities back to UBS at their par value. The agreement allows us to exercise this right starting June 30, 2010, and the right will expire June 30, 2012. As a result of this agreement, our auction-rate securities are classified as short-term investments at June 30, 2010.  All cash related to the selling of these investments was received subsequent to June 30, 2010.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2010 was $6,600 and primarily consisted of net income of $5.3 million, $6.9 million of non-cash items, offset by $12.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $14.0 million, offset by a decrease in customer deposits of $2.9 million.

Cash provided by operating activities for the six months ended June 30, 2009 was $7.5 million and primarily consisted of net income of $2.4 million, $7.1 million of non-cash items, offset by $2.0 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $9.1 million and increase in accounts payable of $3.1 million, offset by a decrease in customer deposits of $3.6 million and decrease in income tax payable of $9.0 million.

Investing Activities. Cash provided by investing activities in the six months ended June 30, 2010 of $1.7 million was attributable to the proceeds on sale of marketable securities of $9.0 million and proceeds on sale of Echo shares of $1.5 million, offset by a $6.0 million in payments made in connection with acquisitions and capital expenditures of $2.8 million.

Cash used in investing activities in the six months ended June 30, 2009 of $8.3 million was attributable to capital expenditures of $4.2 million, $4.9 million in payments made in connection with acquisitions, offset by an $850,000 gain on sale of Echo shares.

Financing Activities. Cash used in financing activities in the six months ended June 30, 2010 of $1.1 million was primarily attributable to the $929,000 in repayments of borrowings under the revolving credit facility and short-term debt, $89,000 in excess tax benefit from restricted common shares and $74,000 in principal payments made on capital leases.

Cash used in financing activities in the six months ended June 30, 2009 of $212,000 was primarily attributable to the 368,000 of payments made on the revolving credit facility, offset by the tax benefit of stock options exercised of $156,000.

We had a $75.0 million revolving credit facility with JPMorgan Chase Bank, N.A., that was scheduled to mature on May 21, 2011. We had $47.6 million in outstanding borrowings under this facility as of June 30, 2010. Outstanding borrowings under the revolving credit facility were guaranteed by our material domestic subsidiaries and interest were payable at the adjusted LIBOR rate or the alternate base rate, as elected by us. The terms of the revolving credit facility included various covenants, including covenants that required us to maintain a maximum leverage ratio and a minimum interest coverage ratio. As of June 30, 2010, we were not in violation of any of these various covenants.

On August 2, 2010, the Company entered into a new Credit Agreement with Bank of America, N.A. that matures on August 2, 2014. The new agreement replaces the Company’s current credit agreement with JPMorgan Chase Bank, N.A., and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.

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

Critical Accounting Policies and Estimates

As of June 30, 2010, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption did not have any impact on our consolidated results of operations or financial condition.

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

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	Credit Agreement, dated August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, Bank of America Securities LLC, as sole lead arranger and book manager, and certain financial institutions that are or may from time to time become parties thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 6, 2010	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: August 6, 2010	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Credit Agreement, dated August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, Bank of America Securities LLC, as sole lead arranger and book manager, and certain financial institutions that are or may from time to time become parties thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.