Form 10-Q
period 2010-09-30
INNERWORKINGS INC
filed 2010-11-05
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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

As of November 5, 2010, the Registrant had 45,680,986 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

InnerWorkings, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	December 31,	September 30,
	2009	2010
		(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,903,906	$5,543,845
Short-term investments	23,541,199	5,557,185
Accounts receivable, net of allowance for doubtful accounts of $4,634,848 and $2,829,559, respectively	72,565,814	90,357,336
Unbilled revenue	20,189,900	25,175,058
Inventories	8,749,266	13,445,081
Prepaid expenses	11,399,560	10,124,302
Advances to related parties	36,458	72,998
Other current assets	7,355,447	8,000,871
Total current assets	146,741,550	158,276,676
Property and equipment, net	10,833,712	10,420,148
Intangibles and other assets:
Goodwill	77,905,703	93,870,171
Intangible assets, net of accumulated amortization of $6,802,217 and $8,938,815, respectively	24,364,784	22,629,599
Deposits	445,575	422,996
Deferred income taxes	6,540,933	5,627,805
Other assets	325,799	760,641
	109,582,794	123,311,212
Total assets	$267,158,056	$292,008,036
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$53,915,750	$66,943,671
Advances from related parties	56,940	467,491
Current maturities of capital lease obligations	117,582	31,609
Due to seller	1,725,000	6,033,333
Customer deposits	3,145,329	345,218
Other liabilities	7,826,441	3,157,115
Deferred income taxes	1,014,372	365,332
Accrued expenses	2,832,256	5,757,778
Total current liabilities	70,633,670	83,101,547
Revolving credit facility	46,384,586	49,400,000
Capital lease obligations, less current maturities	19,506	4,162
Other long-term liabilities	3,070,278	3,811,179
Total liabilities	120,108,040	136,316,888
Stockholders' equity:
Common stock, par value $0.0001 per share, 45,628,685 and 45,680,986 shares were issued and outstanding as of December 31, 2009 and September 30, 2010, respectively	456	457
Additional paid-in capital	170,330,891	172,595,198
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	5,217,425	3,918,916
Retained earnings	45,808,444	53,483,777
Total stockholders' equity	147,050,016	155,691,148
Total liabilities and stockholders' equity	$267,158,056	$292,008,036

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue	$98,206,204	$119,130,589	$292,581,147	$351,814,421
Cost of goods sold	73,304,494	90,621,581	219,929,771	267,333,271
Gross profit	24,901,710	28,509,008	72,651,376	84,481,150
Operating expenses:
Selling, general, and administrative expenses	20,034,045	23,089,731	60,678,251	67,266,789
Depreciation and amortization	2,041,801	2,259,201	5,756,247	6,592,045
Income from operations	2,825,864	3,160,076	6,216,878	10,622,316
Other income (expense):
Gain on sale of investment	-	1,002,078	844,097	2,528,008
Interest income	140,160	17,646	291,128	150,662
Interest expense	(219,597)	(454,198)	(966,386)	(1,238,594)
Other, net	(39,671)	(81,461)	(257,553)	(214,352)
Total other income	(119,108)	484,065	(88,714)	1,225,724
Income before taxes	2,706,756	3,644,141	6,128,164	11,848,040
Income tax expense	977,181	1,279,056	2,002,902	4,172,707
Net income	$1,729,575	$2,365,085	$4,125,262	$7,675,333

Basic earnings per share	$0.04	$0.05	$0.09	$0.17
Diluted earnings per share	$0.04	$0.05	$0.09	$0.16

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
	(Unaudited)
Cash flows from operating activities
Net income	$4,125,262	$7,675,333
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	3,403,305	1,239,425
Stock compensation expense	1,940,586	2,269,540
Depreciation and amortization	5,756,051	6,592,045
Deferred financing amortization	148,706	189,757
Gain on sale of investment	(844,097)	(2,528,009)
Bad debt provision	718,810	1,811,699
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	6,425,620	(25,498,352)
Inventories	(5,543,046)	(3,350,843)
Prepaid expenses and other	(4,602,037)	3,546,420
Change in liabilities, net of acquisitions:
Accounts payable	9,164,018	12,494,483
Advances from related parties	(2,512)	374,011
Customer deposits	(3,443,249)	(2,800,111)
Income tax payable	(9,007,997)	-
Accrued expenses and other	1,843,510	59,262
Net cash provided by operating activities	10,082,930	2,074,660
Cash flows from investing activities
Purchases of property and equipment	(5,766,386)	(3,880,815)
Proceeds from sale of marketable securities	850,000	2,540,047
Proceeds from sale of short-term investments	204,096	13,818,771
Payments for acquisitions, net of cash acquired	(7,889,042)	(11,095,849)
Net cash provided by (used in) investing activities	(12,601,332)	1,382,154
Cash flows from financing activities
Principal payments on capital lease obligations	(109,333)	(99,681)
Deferred financing expense	-	(633,600)
Net repayments from revolving credit facilitiy and short-term debt	(289,679)	(98,107)
Issuance of shares	98,908	-
Tax benefit of stock options exercised	238,272	(5,233)
Net cash used in financing activities	(61,832)	(836,621)
Effect of exchange rate changes on cash and cash equivalents	(82,876)	19,746
Increase (decrease) in cash and cash equivalents	(2,663,110)	2,639,939
Cash and cash equivalents, beginning of period	4,011,855	2,903,906
Cash and cash equivalents, end of period	$1,348,745	$5,543,845

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2009 and 2010

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year of 2010. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2010.

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

Comparability

During the third quarter of 2009, the Company recorded an adjustment to correct an error related to a revenue accrual for one customer that related to the 2008 financial statements. The adjustment recorded in the prior year period consolidated statement of income reduced revenue and gross profit by $5.7 million and $900,000, respectively.

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

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The increase in goodwill for the nine months ended September 30, 2010 is the result of earn-out payments made or accrued less goodwill already recognized as of December 31, 2009 of $13,134,419 and goodwill acquired as a result of business acquisitions completed during the nine months ended September 30, 2010 of $3,002,929. The increases were offset by $172,880 of foreign exchange effects, purchase price adjustments and purchase price allocation adjustments.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $2,972,014 and $5,579,514 related to these agreements in the three and nine month periods ended September 30, 2010, respectively. Total remaining potential contingent payments under these agreements amount to $27,345,000 as of September 30, 2010. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. This amount is $4,220,184, of which $3,811,179 is included in other long-term liabilities on the balance sheet.  Pursuant to the adoption of ASC Topic 805 effective January 1, 2009, any changes to the contingent consideration obligation will be recorded in operating income. The Company recorded a reduction of $792,807 and $1,888,540 to the contingent consideration obligation as a result of reductions to forecasted financial performance for the three and nine month periods ended September 30, 2010, respectively.

As of September 30, 2010, the potential contingent payments are payable in the years as follows:

2010	$6,090,042
2011	13,604,590
2012	11,070,552
2013	800,000

$31,565,184

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

The following is a summary of the intangible assets:

	December 31, 2009	September 30, 2010	Weighted- Average Life
Customer lists	$26,589,715	$27,246,830	13.9 years
Noncompete agreements	1,077,349	1,006,140	4.0 years
Trade names	3,467,656	3,276,989	12.5 years
Patents	32,281	38,455	10.0 years

	31,167,001	31,568,414
Less accumulated amortization	(6,802,217)	(8,938,815)

Intangible assets, net	$24,364,784	$22,629,599

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company recorded amortization expense related to these intangible assets, net of foreign exchange effects, of $789,039 and $2,271,299 for the three and nine month periods ended September 30, 2010, respectively, and $869,621 and $2,474,233 for the three and nine month periods ended September 30, 2009, respectively.

As of September 30, 2010, the estimated future amortization expense is as follows:

2010	$794,126
2011	2,877,809
2012	2,671,199
2013	2,308,817
2014	1,998,960
Thereafter	11,978,688

$22,629,599

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

Stock-Based Compensation

The Company accounts for nonvested equity awards in accordance with ASC 718, Compensation Stock Compensation. Compensation expense is measured using fair value methods and is then amortized over the vesting period of the stock options. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed annually and as actual forfeitures occur.

During the nine month periods ended September 30, 2010 and 2009, the Company issued 332,877 and 177,872 options, respectively, to various employees of the Company. In addition, during the nine month periods ended September 30, 2010 and 2009, the Company granted 569,181 and 78,053 restricted common shares, respectively, to employees. During the nine month periods ended September 30, 2010 and 2009, a total of 52,301 and 266,287 of stock options were exercised and restricted common shares vested, respectively.  During the three month periods ended September 30, 2010 and 2009, a total of 20,439 and 55,339 stock options were exercised and restricted common shares vested, respectively. Stock-based compensation expense of $2,269,540 and $1,940,586 was recorded for the nine month periods ended September 30, 2010 and 2009, respectively. The Company uses the Black-Scholes valuation model with the assumptions listed below.

The following assumptions were utilized in the valuation for options granted in 2009 and 2010:

	2009	2010
Dividend yield	—%	—%
Risk-free interest rate	2.42%-3.25%	2.0%-3.25%
Expected life	7 years	7 years
Volatility	33.5%	47.5%

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and nine months ended September 30, 2010, respectively, 1,764,421 and 1,858,508 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and nine months ended September 30, 2009, respectively, 2,914,171 and 3,013,961 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.  The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2009 and 2010 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Numerator:
Net income	$1,729,575	$2,365,085	$4,125,262	$7,675,333
Denominator:
Denominator for basic earnings per share—weighted-average shares	45,580,606	45,677,807	45,504,137	45,663,658
Effect of dilutive securities:
Employee stock options and restricted common shares	1,594,988	1,960,185	1,618,362	1,869,318
Denominator for dilutive earnings per share	47,175,594	47,637,992	47,122,499	47,532,976
Basic earnings per share	$0.04	$0.05	$0.09	$0.17
Diluted earnings per share	$0.04	$0.05	$0.09	$0.16

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

3.	Comprehensive Income

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Net income	$1,729,575	$2,365,085	$4,125,262	$7,675,333
Other comprehensive income:
Unrealized gain (loss) on marketable securities, net of tax	5,511,295	(418,871)	5,536,878	(1,410,701)
Foreign currency translation adjustment	(263,539)	354,017	(39,944)	112,192
Total comprehensive income	$6,977,331	$2,300,231	$9,622,196	$6,376,824

4.	Related Party

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as several of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo.

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

During the three months ended September 30, 2010, the Company sold 77,603 of its shares of Echo common stock for $1,006,929 and recorded a gain on sale of investment of $1,002,079.  During the nine months ended September 30, 2010, the Company sold 192,603 of its shares of Echo common stock for $2,540,046 and recorded a gain on sale of investment of $2,528,008.  Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering

Agreements and Services with Related Parties

In the ordinary course of business, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2010 was approximately $17,000 and $40,000, respectively.  For the three and nine months ended September 30, 2009, the Company billed Echo approximately $10,000 and $41,000 respectively.  In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $2.3 million and $5.5 million for the three and nine months ended September 30, 2010, respectively.  For the three and nine months ended September 30, 2009, Echo billed the Company approximately $235,000 and $1.9 million, respectively.  The net amount payable to Echo at September 30, 2010 was $394,493.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The Company has a supplier rebate program with Echo pursuant to which the Company receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $7,700 and $23,700 in rebates for the three and nine months ended September 30, 2010, respectively, and approximately $3,800 and $15,000 in rebates for the three and nine months ended September 30, 2009, respectively.

In April 2010, the Company entered into an agreement with Echo pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $12,000 per month of the Company’s lease payment and overhead expenses related to the space. Echo paid the Company $36,000 and $72,000 under this agreement for the three and nine months ended September 30, 2010, respectively.

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

As discussed in Note 1, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At September 30, 2010, the Company’s financial assets consist of available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo Global Logistics (Echo) as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included within Other Comprehensive Income. Any realized gains and losses and interest and dividends will be included in other income. For the three and nine month periods ended September 30, 2010, the Company realized $1,002,078 and $2,528,008, respectively, in other income related to its sale of Echo common stock. See Note 4 for additional information on the sale of these securities. At September 30, 2010, the Company’s investment in Echo, which has a cost basis of $66,435, was carried at fair value of $5,557,185. The unrealized gain of $5,490,750 was included in other comprehensive income, net of tax of $1,931,845.

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

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,661,346	$1,661,346	$—	$—
Available for sale securities(2)	5,557,185	5,557,185	—	—

Total assets	$7,218,531	$7,218,531	$—	$—

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

 Prior to July 2010, the Company’s short-term investments included auction rate securities and the related put option.  These assets were its only Level 3 assets. The fair values of these securities and related put option were estimated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.

In July 2010, the Company sold its remaining auction-rate securities, which had a par value of $5,425,000, and received proceeds of $5,374,696 related to the redemption of these auction rate securities and settlement of the put option.

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction- Rate Securities	Put Option
Balance at December 31, 2009	$13,818,771	$1,755,925
Change in the value of securities and put option	1,806,229	(1,755,925)
Securities sold during the period	(15,625,000)	—
Balance at September 30, 2010	$—	$—

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7.	Revolving Credit Facility

On August 2, 2010, the Company entered into a new Credit Agreement with Bank of America, N.A. that matures on August 2, 2014. The new agreement replaces the Company’s previous credit agreement with JPMorgan Chase Bank N.A. and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. As of September 30, 2010, the Company was not in violation of any of these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement. The Company incurred $633,600 in financing costs associated with this agreement. As of September 30, 2010, the Company had outstanding borrowings of $49.4 million under this facility.

8.	Income Taxes

The following table shows the Company’s effective income tax rate for the three and nine months ended September 30, 2009 and 2010:

	Three months ended September 30,		Nine months ended September 30,
	2009	2010	2009	2010
Income before taxes	$2,706,756	$3,644,141	$6,128,164	$11,848,040
Income tax expense	977,181	1,279,056	2,002,902	4,172,707
Effective tax rate	36.1%	35.1%	32.7%	35.2%

The Company’s effective tax rate decreased from 36.1% to 35.1% and increased from 32.7% to 35.2% for the three and nine months ended September 30, 2009 and 2010, respectively. The decrease in the effective tax rate for the three month period ended September 30, 2010 is the result of a change in the Company’s mixture of income between its United States and International operations.  The increase in the effective tax rate for the nine month period ended September 30, 2010 is due to a reduction in the research and development (R&D) tax credit taken during the nine month period ended September 30, 2010. The Company recognized a tax credit of approximately $528,000 and $249,000 for the nine months ended September 30, 2009 and 2010, respectively.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $351.8 million and $292.6 million during the nine months ended September 30, 2010 and 2009, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a substantial portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months. Several of our larger enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis. As of September 30, 2010, we had 190 enterprise clients.  During the nine months ended September 30, 2010, enterprise clients accounted for 71% of our revenue, while transactional clients accounted for 29% of our revenue

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of transactional clients, is negotiated on a job-by-job basis.  Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from the supplier to a destination specified by the client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the nine months ended September 30, 2010 and 2009 was $84.5 million, or 24.0% of revenue, and $72.7 million, or 24.8% of revenue, respectively. With the recent mix of enterprise and transactional revenue, we expect our gross profit margins for the remainder of the year to be consistent with the first nine months.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.1% and 20.7% for the nine months ended September 30, 2010 and 2009, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, remained constant at $4.3 million as of September 30, 2010 and September 30, 2009.

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

Our income from operations for the nine months ended September 30, 2010 and 2009 was $10.6 million and $6.2 million, respectively.

Comparison of three months ended September 30, 2010 and 2009

Revenue

Our revenue increased by $20.9 million, or 21.3%, from $98.2 million during the three months ended September 30, 2009 to $119.1 million during the three months ended September 30, 2010. Excluding the one time correction of an error related to a revenue accrual for one customer recorded during the third quarter of 2009, our revenue increased by $15.2 million, or 14.6%. See Note 1 to our consolidated financial statements, Comparability, for more information. The revenue growth reflects an increase in the number of enterprise clients. Our revenue from enterprise clients increased by $21.9 million, or 34.5%, from $63.4 million during the three months ended September 30, 2009 to $85.3 million during the three months ended September 30, 2010. As of September 30, 2010, we had 190 enterprise clients compared to 166 enterprise clients under contract as of September 30, 2009.

Cost of goods sold

Our cost of goods sold increased by $17.3 million, or 23.6%, from $73.3 million during the three months ended September 30, 2009 to $90.6 million during the three months ended September 30, 2010. The increase is a result of the revenue growth during the three months ended September 30, 2010. Our cost of goods sold as a percentage of revenue increased slightly from 74.6% during the three months ended September 30, 2009 to 76.1% during the three months ended September 30, 2010.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 25.4% during the three months ended September 30, 2009 to 23.9% during the three months ended September 30, 2010. Excluding the one time correction of an error related to a revenue accrual for one customer recorded during the third quarter of 2009, our gross margin decreased from 24.8% during the three months ended September 30, 2009 to 23.9% for the three months ended September 30, 2010. See Note 1 to our consolidated financial statements, Comparability, for more information. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.1 million, or 15.3%, from $20.0 million during the three months ended September 30, 2009 to $23.1 million during the three months ended September 30, 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.4% for the three months ended September 30, 2009 to 19.4% for the three months ended September 30, 2010. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and investment in selling expense for new strategic growth initiatives.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $217,000, or 10.6%, from $2.0 million during the three months ended September 30, 2009 to $2.2 million during the three months ended September 30, 2010.  The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software.

Income from operations

Income from operations increased by $334,000, or 11.8%, from $2.8 million during the three months ended September 30, 2009 to $3.2 million during the three months ended September 30, 2010. As a percentage of revenue, income from operations decreased from 2.9% during the three months ended September 30, 2009 to 2.7% during the three months ended September 30, 2010.

Other income and expense

Other income increased by $603,000, or 506.4%, from other expense of $119,108 for the three months ended September 30, 2009 to other income of $484,000 during the three months ended September 30, 2010. The increase is the result of the sale of Echo shares during the three months ended September 30, 2010, which resulted in a gain of $1.0 million.  We did not sell any Echo shares during the three months ended September 30, 2009.

Income tax expense

Income tax expense increased by $302,000 from $977,000 during the three months ended September 30, 2009 to $1.3 million during the three months ended September 30, 2010. Our effective tax rate was 36.1% and 35.1% for the three month periods ended September 30, 2009 and 2010, respectively. The decrease in the effective tax rate for the three month period ended September 30, 2010 is the result of a change in the mixture of income between our United States and International operations.

Net income

Net income increased by $636,000, or 36.7%, from $1.7 million during the three months ended September 30, 2009 to $2.4 million during the three months ended September 30, 2010. Net income as a percentage of revenue increased from 1.8% during the three months ended September 30, 2009 to 2.0% during the three months ended September 30, 2010.

Comparison of nine months ended September 30, 2010 and 2009

Revenue

Our revenue increased by $59.2 million, or 20.2%, from $292.6 million during the nine months ended September 30, 2009 to $351.8 million during the nine months ended September 30, 2010. Excluding the one time correction of an error related to a revenue accrual for one customer recorded during the third quarter of 2009, our revenue increased by $53.5 million, or 17.9%. See Note 1 to our consolidated financial statements, Comparability, for more information. Our revenue from enterprise clients increased by $60.9 million, or 32.2%, from $189.3 million during the nine months ended September 30, 2009 to $250.2 million during the nine months ended September 30, 2010. As of September 30, 2010 we had 190 enterprise clients compared to 166 enterprise clients as of September 30, 2009. Revenue from transactional clients decreased by $1.6 million, or 1.6%, from $103.2 million during the nine months ended September 30, 2009 to $101.6 million during the nine months ended September 30, 2010.

Cost of goods sold

Our cost of goods sold increased by $47.4 million, or 21.6%, from $219.9 million during the nine months ended September 30, 2009 to $267.3 million during the nine months ended September 30, 2010. The increase reflects the revenue growth during the nine months ended September 30, 2010. Our cost of goods sold as a percentage of revenue increased slightly from 75.2% during the nine months ended September 30, 2009 to 76.0% during the nine months ended September 30, 2010.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.8% during the nine months ended September 30, 2009 to 24.0% during the nine months ended September 30, 2010. Excluding the one time correction of an error related to a revenue accrual for one customer recorded during the third quarter of 2009, our gross margin decreased from 24.7% during the nine months ended September 30, 2009 to 24.0% for the nine months ended September 30, 2010. See Note 1 to our consolidated financial statements, Comparability, for more information. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.6 million, or 10.9%, from $60.7 million during the nine months ended September 30, 2009 to $67.3 million during the nine months ended September 30, 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.7% for the nine months ended September 30, 2009 to 19.1% for the nine months ended September 30, 2010. The increase in selling, general and administrative expenses is primarily due to incremental sales commission, cost of procurement staff to secure new enterprise accounts and increases in bad debt reserve, offset by changes to the contingent consideration obligation related to acquisitions made subsequent to December 31, 2008. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $836,000, or 14.5%, from $5.8 million during the nine months ended September 30, 2009 to $6.6 million during the nine months ended September 30, 2010. The increase in depreciation expense is primarily attributable to additions of computer hardware and software, equipment and furniture and fixtures as well as amortization of the capitalized costs of internal use software.

Income from operations

Income from operations increased by $4.4 million, or 70.9%, from $6.2 million during the nine months ended September 30, 2009 to $10.6 million during the nine months ended September 30, 2010. As a percentage of revenue, income from operations increased from 2.1% during the nine months ended September 30, 2009 to 3.0% during the nine months ended September 30, 2010. The increase in income from operations as a percentage of revenue is a result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased by $1.3 million from $88,000 other expense during the nine months ended September 30, 2009 to $1.2 million other income during the nine months ended September 30, 2010. During both periods, we sold shares of Echo common stock. The increase is due to a larger gain on sale of Echo shares during the nine months ended September 30, 2010.

Income tax expense

Income tax expense increased by $2.2 million from $2.0 million during the nine months ended September 30, 2009 to $4.2 million during the nine months ended September 30, 2010. Our effective tax rate was 32.7% and 35.2% for the nine month periods ended September 30, 2009 and 2010, respectively. The increase in the effective tax rate for the nine month period ended September 30, 2010 is due to a reduction in the research and development tax credit taken during the nine months period ended September 30, 2010.

Net income

Net income increased by $3.6 million, or 86.1%, from $4.1 million during the nine months ended September 30, 2009 to $7.7 million during the nine months ended September 30, 2010. Net income as a percentage of revenue increased from 1.4% during the nine months ended September 30, 2009 to 2.2% during the nine months ended September 30, 2010. The increase in net income as a percentage of revenue is a result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

Liquidity and Capital Resources

At September 30, 2010, we had $5.5 million of cash and cash equivalents and $5.6 million in available-for-sale securities.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2010 was $2.1 million and primarily consisted of net income of $7.7 million and $9.6 million of non-cash items, offset by $15.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $25.5 million, offset by an increase in accounts payable of $12.5 million.

Cash provided by operating activities for the nine months ended September 30, 2009 was $10.1 million and primarily consisted of net income of $4.1 million and $11.1 million of non-cash items, offset by $5.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $6.4 million and increase in accounts payable of $9.2 million, offset by a decrease in customer deposits of $3.4 million, decrease in inventories of $5.5 million and decrease in income tax payable of $9.0 million.

Investing Activities. Cash provided by investing activities in the nine months ended September 30, 2010 of $1.4 million was attributable to the proceeds on sale of marketable securities of $13.8 million and proceeds on sale of Echo shares of $2.5 million, offset by $11.1 million in payments made in connection with acquisitions and capital expenditures of $3.9 million.

Cash used in investing activities in the nine months ended September 30, 2009 of $12.6 million was attributable to capital expenditures of $5.8 million, $7.2 million in payments made in connection with acquisitions and a $684,000 payment to seller, offset by proceeds on sale of Echo shares of $850,000.

Financing Activities. Cash used in financing activities in the nine months ended September 30, 2010 of $837,000 was primarily attributable to the $634,000 in deferred financing costs for the new revolving credit facility, $98,000 in repayments of borrowings under the revolving credit facility and $100,000 in principal payments made on capital leases.

     Cash used in financing activities in the nine months ended September 30, 2009 of $62,000 was primarily attributable to the $290,000 of payments made on the revolving credit facility, offset by $238,000 from the tax benefit of options exercised.

On August 2, 2010, we entered into a new Credit Agreement with Bank of America, N.A. that matures on August 2, 2014. The new agreement replaces our current credit agreement with JPMorgan Chase Bank, N.A., and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million.  We had $49.4 million in outstanding borrowings under this facility as of September 30, 2010.  Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR or the alternate base rate, as elected. The terms of the revolving credit facility include various covenants, including covenants that requires us to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth.  As of September 30, 2010, we were not in violation of any of these various covenants.

Although we can provide no assurances, we believe that our available cash and cash equivalents, short-term investments and amounts available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all.

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

Critical Accounting Policies and Estimates

As of September 30, 2010, there were no material changes to the Company’s critical accounting policies and estimates disclosed in its Form 10-K for the year ended December 31, 2009.

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Because this standard impacts disclosure requirements only, its adoption did not have any impact on our consolidated results of operations or financial condition.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR or the alternate base rate. Assuming our $100.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.0 million. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the revolving credit facility.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2010 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

INNERWORKINGS, INC.

Date: November 5, 2010	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: November 5, 2010	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.