Form 10-K
period 2010-12-31
INNERWORKINGS INC
filed 2011-03-02
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)
The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2010, the last business day of the registrant’s most recent completed second quarter, was $204,945,624 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 1, 2011, the registrant had 46,092,291 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2010. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

We are a leading provider of managed print and promotional procurement solutions to corporate clients across a wide range of industries. We combine the talent of our employees with our proprietary technology, extensive supplier base and domain expertise to procure, manage and deliver printed products as part of a comprehensive outsourced enterprise solution. Our technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

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

Through our supplier base of over 8,000 suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

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

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2010, we served over 5,000 clients. We have increased our revenue from $5.0 million in 2002 to $482.2 million in 2010, representing a compound annual growth rate of 77.2%.

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

Our print procurement software and database seeks to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain. We believe that the most competitive price bids we obtain from our suppliers are submitted by the suppliers with the most unused capacity. We utilize our technology and a competitive bid process to:

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

Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee’s compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2010, we had approximately 260 procurement managers, including 96 procurement managers working on-site at our clients. Although our clients fall into two categories, enterprise and transactional, the procurement process for each client category is substantially similar.

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

Our database stores the production capabilities of our supplier network, as well as price and quote data for bids we receive and transactions we execute. As a result, we believe PPM4™ contains one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. Our procurement managers use this data to discover excess print manufacturing capacity, select optimal suppliers, negotiate favorable pricing and efficiently procure high-quality products and services for our clients.  In addition, we regularly request that our clients complete a customer scorecard, which allows them to rate us and our suppliers based on product quality, customer service and overall satisfaction. The data contained in these scorecards is stored in our database and used by our procurement managers during the supplier selection process.

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

We have also created customized Internet-based stores, which we refer to as IW eStores, for certain of our clients that allow them to order pre-selected products, such as personalized business stationery, marketing brochures and promotional products, through an automated ordering process with viewable and variable PDF capabilities.

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as advertising, consumer products, publishing and retail. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2010, we served over 5,000 clients through approximately 5,000 suppliers. For the years ended December 31, 2009 and 2010, our largest customer accounted for 8% and 6% of our revenue, respectively. Revenue from our top-ten clients accounted for 30% and 31% of our revenue in 2009 and 2010, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients generally have an open-ended term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2008, 2009 and 2010, enterprise clients accounted for 64%, 66% and 71% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2008, 2009 and 2010, transactional clients accounted for 36%, 34% and 29% of our revenue, respectively.

As part of our growth strategy, we seek to expand our base of transactional clients by selling printed material over the phone via an outbound call center, over the internet and by hiring account executives, or acquiring groups of them, with established client relationships.

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

We agree to provide our clients with products that conform to the industry standard of a “commercially reasonable quality” and our suppliers in turn agree to provide us with products of the same quality. The quotes we execute with our clients include customary provisions that limit the amount of our liability for product defects. To date, we have not experienced significant claims or liabilities relating to defective products.

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

In 2010, our top-ten suppliers accounted for approximately 13% of our cost of goods sold and no supplier accounted for over 2% of our cost of goods sold. As of December 31, 2010, a majority of our top-100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60 days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed a print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

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

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2010, we had approximately 300 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. The printers with which we compete generally own and operate their own printing equipment and typically serve clients only within the specific product categories and print types that their equipment produces.  Some of these printers, such as Quad/Graphics and R.R. Donnelley, have larger client bases and significantly more resources than we do.

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

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws as well as restrictions and patents to protect our intellectual property rights. As of December 31, 2010, we have been issued one US Patent and have seven patent applications pending related to our proprietary sourcing methods. We expect to apply for additional patents in the future. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, anti-spy software, password encryption and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system is backed up and stored in a redundant location daily to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our overall IT recovery ability semi-annually and test our back up process quarterly to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2010, we had 743 employees and independent contractors.  We consider our employee relations to be strong.

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

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K.  Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and other information contained in this Annual Report on Form 10-K before you decide to buy our common stock.  Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment.This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “forward-looking statements” on page one of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business

Competition could substantially impair our business and our operating results.

We operate in the print industry and several print-related industries, including paper and pulp, graphics art and digital imaging and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. Many of these printers, such as Quad/Graphics and R.R. Donnelley, have larger client bases and significantly more resources than we do. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to offer outsourced print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Williams Lea, Cirqit and Newline/Noosh, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive  with or superior to our current or proposed offerings and achieve greater market acceptance. In addition, a software solution and database similar to PPM4™ could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top-ten clients accounted for 33%, 30% and 31% of our revenue during the years ended December 31, 2008, 2009 and 2010, respectively. Our largest client accounted for 9%, 8% and 6% of our revenue in 2008, 2009 and 2010, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn, or a dramatic decline in the demand for printed products, could adversely affect our revenues and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Continued economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of print jobs that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

A decrease in the number of our suppliers could adversely affect our business.

In 2010, our top-ten suppliers accounted for approximately 13% of the products we sold, and no supplier accounted for over 2% of our products sold. We expect to continue to rely on these suppliers to fulfill a substantial portion of our print orders in the future. These suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of these suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4™, which could affect our ability to obtain favorable pricing for our clients.

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

Our transactional clients, which accounted for approximately 36%, 34% and 29% of our revenue in 2008, 2009 and 2010, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 64%, 66% and 71% of our revenue in 2008, 2009 and 2010, respectively, that generally have an open-ended duration. Most of these contracts, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

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

Our revenues increased from $5.0 million in 2002 to $482.2 million in 2010, representing a compound annual growth rate of 77.2%. Between January 1, 2002 and December 31, 2010, the number of our employees and independent contractors increased from 21 to 743. Continued growth could place a significant strain on our ability to:

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our President and Chief Executive Officer and Joseph Busky, our Chief Financial Officer. The loss of the services of either of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2008, 2009 and 2010, our revenue was $419.0 million, $400.4 million and $482.2 million, respectively, and our top-ten clients accounted for 33%, 30% and 31%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

In addition, if the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations.  If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.  As a result, you could lose all of part of your investment.

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

Orange Media, LLC, the sole member of which is Elizabeth Kramer Lefkofsky, the wife of Eric P. Lefkofsky, and Richard A. Heise, Jr. beneficially owned and had the ability to exercise voting control over, in the aggregate, 21.6% of our outstanding common stock as of December 31, 2010. In addition, New Enterprise Associates 11, Limited Partnership and various affiliates of New Enterprise Associates 11 beneficially owned, and had the ability to exercise voting control over, in the aggregate, 15.5% of our outstanding common stock as of December 31, 2010. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We also maintain sales offices in New York, New Jersey, California, Hawaii, Michigan, Minnesota, Texas, Pennsylvania, Ohio, Georgia, Wisconsin, Missouri, North Carolina and the United Kingdom. We believe that our facilities are generally suitable to meet our needs for the foreseeable future. However, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from April 30, 2011 to November 21, 2021.

As of December 31, 2010, we conducted our business from the following properties:

Location	Use
Chicago, Illinois	Corporate Headquarters
Aurora, Illinois	Business Development and Warehousing
Des Plaines, Illinois	Business Development
New York, New York	Business Development and Warehousing
East Brunswick, New Jersey	Business Development and Warehousing
Roseville, California	Business Development
Monterey, California	Business Development and Warehousing
Grover Beach, California	Business Development
Anaheim, California	Business Development and Warehousing
Santa Clara, California	Business Development
San Rafael, California	Business Development and Warehousing
Honolulu, Hawaii	Business Development
Grand Rapids, Michigan	Business Development
Medina, Minnesota	Business Development and Warehousing
Cincinnati, Ohio	Business Development and Warehousing
Plano, Texas	Business Development and Warehousing
Charlotte, North Carolina	Business Development
Blue Bell, Pennsylvania	Business Development and Warehousing
Atlanta, Georgia	Business Development
Thomaston, Georgia	Business Development
Greenville, Wisconsin	Business Development and Warehousing
Kansas City, Missouri	Business Development
Birmingham, United Kingdom	Business Development

Item 3.	Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “INWK” since August 16, 2006. Prior to that time there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

	High	Low
2009
First Quarter	$6.94	$1.83
Second Quarter	$7.00	$3.90
Third Quarter	$6.25	$4.05
Fourth Quarter	$6.58	$4.58

2010
First Quarter	$7.45	$4.95
Second Quarter	$7.73	$5.07
Third Quarter	$7.58	$5.31
Fourth Quarter	$7.15	$6.88

Holders

As of March 1, 2011, there were 67 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

None.

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

	Years ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$160,515	$288,431	$419,017	$400,447	$482,212
Cost of goods sold	123,970	215,043	314,996	301,672	366,200

Gross profit	36,545	73,388	104,021	98,775	116,012
Selling, general and administrative expenses	22,675	47,982	79,655	81,288	91,796
Depreciation and amortization	1,030	2,216	4,761	8,031	9,009

Income from operations	12,840	23,190	19,605	9,456	15,207
Total other income (expense)	775	2,671	6,445	(439)	1,752

Income before income taxes	13,615	25,861	26,050	9,017	16,959
Income tax expense	(5,335)	(3,357)	(10,097)	(2,708)	(5,749)

Net income	8,280	22,504	15,953	6,309	11,210
Dividends on preferred shares	(1,409)	—	—	—	—

Net income applicable to common stockholders	$6,871	$22,504	$15,953	$6,309	$11,210

Net income per share of common stock:
Basic	$0.22	$0.47	$0.34	$0.14	$0.25
Diluted	$0.21	$0.45	$0.32	$0.13	$0.24
Shares used in per share calculations:
Basic	31,712	47,459	47,137	45,535	45,704
Diluted	39,372	49,964	49,141	47,157	47,582

Other data:
Employees and independent contractors(1)	312	567	761	667	743
Adjusted EBITDA(2)	$14,432	$26,467	$26,559	$19,969	$27,364

_______________

(1)	Reflects the number of employees and independent contractors as of the last day of the applicable period.
(2)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization and stock compensation expense, is considered a non-GAAP financial measure under SEC regulations. Net income is the most directly comparable financial measure calculated in accordance with GAAP.  We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

	Years ended December 31,
	2006	2007	2008	2009	2010
	(in thousands, except per share amounts)
Reconciliation of adjusted EBITDA:
Net income	$8,280	$22,504	$15,953	$6,309	$11,210
Depreciation and amortization	1,030	2,216	4,761	8,031	9,009
Stock compensation expense	562	1,061	2,193	2,482	3,148
Total other income (expense)	(775)	(2,671)	(6,445)	439	(1,752)
Income tax expense	5,335	3,357	10,097	2,708	5,749

Adjusted EBITDA	$14,432	$26,467	$26,559	$19,969	$27,364

	As of December 31,
	2006	2007	2008	2009	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents(3)	$20,613	$26,716	$4,012	$2,904	$5,259
Working capital(3)(4)	30,313	50,694	54,172	56,157	64,982
Total assets(3)	113,510	206,833	253,822	267,158	279,925
Revolving credit facility(5)	—	—	42,590	46,385	47,400
Capital leases	296	215	268	137	28
Total stockholders’ equity(3)	81,455	147,445	133,738	147,050	160,184
_______________

(3)
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

(4)	Working capital represents accounts receivable, unbilled revenue, inventories and prepaid expenses, offset by accounts payable and accrued expenses.
(5)
In 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to fund acquisitions and for general working capital purposes.  This credit agreement was replaced by a new credit agreement entered into on August 2, 2010 with Bank of America, N.A.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $419.0 million, $400.4 million and $482.2 million in 2008, 2009 and 2010, respectively, reflecting growth rates of 45.3%, (4.4)% and 20.4% in 2008, 2009 and 2010, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis.  For the years ended December 31, 2008, 2009 and 2010, enterprise clients accounted for 64%, 66% and 71% of our revenue, respectively, while transactional clients accounted for 36%, 34% and 29% of our revenue, respectively.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2008, 2009 and 2010 was $104.0 million, $98.8 million and $116.0 million, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.0%, 20.3% and 19.0% in 2008, 2009 and 2010, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $2.6 million as of December 31, 2008, $4.5 million as of December 31, 2009 and $3.5 million as of December 31, 2010.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $4.1 million, $1.3 million and $2.9 million in 2008, 2009 and 2010, respectively.

Our income from operations for 2008, 2009 and 2010 was $19.6 million, $9.5 million and $15.2 million, respectively.

Critical Accounting Policies

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

    Accounts Receivable

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.   Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.  At December 31, 2010, the gross accounts receiveable balance includes approximately 6.5% of customer balances that are in excess of one year.  Management believes any uncollectible amounts are adequately reserved for at December 31, 2010.

    Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. For goodwill impairment test purposes, we have one reporting unit.  In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As a result of the 2010 analysis performed, no impairment charges were required. As of December 31, 2010, our goodwill balance was $93.5 million.

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately fourteen years. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2010, the net balance of our intangible assets was $23.1 million.

Fair Value of Financial Instruments

We account for our financial assets and financial liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure. ASC 820 requires enhanced disclosures about assets and liabilities measured at fair value. The adoption of ASC 820 did not have a material impact on our fair value measurements. As of December 31, 2010, our financial assets primarily relate to our available-for-sale securities.

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

Stock-Based Compensation

We account for nonvested equity awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then amortized over the vesting period of the stock options.  All stock-based compensation expense is recorded net of an estimated forfeiture rate.  The forfeiture rate is based upon historical activity and is then analyzed annually and as actual forfeitures occur.

Using the Black-Scholes option valuation model we recorded $2.5 million and $3.1 million in compensation expense, including $1.0 million and $1.6 million in compensation expense related to restricted common share grants, in 2009 and 2010, respectively.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2008	2009	2010
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.2	75.3	75.9

Gross profit	24.8	24.7	24.1
Selling, general and administrative expenses	19.0	20.3	19.0
Depreciation and amortization	1.1	2.0	1.9

Income from operations	4.7	2.4	3.2
Other income (expense)	1.5	(0.1)	0.3

Income before income taxes	6.2	2.3	3.5
Income tax expense	(2.4)	(0.7)	(1.2)

Net income	3.8%	1.6%	2.3%

 Comparison of years ended December 31, 2010 and 2009

Revenue

Our revenue increased by $81.8 million, or 20.4%, from $400.4 million in 2009 to $482.2 million in 2010. The increase in revenue reflects an increase in both our enterprise and transactional business. Our revenue from enterprise clients increased by $75.8 million, or 28.6%, from $265.4 million in 2009 to $341.2 million in 2010.  This increase in revenue is due to the addition of 23 new enterprise clients under contract as of December 31, 2010. Our revenue from transactional clients increased by $6.0 million, or 4.4%, from $135.0 million in 2009 to $141.0 million in 2010.   This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business, which helped, in turn, drive this transactional business growth.

Cost of goods sold

Our cost of goods sold increased by $64.5 million, or 21.4%, from $301.7 million in 2009 to $366.2 million in 2010. The increase reflects the revenue growth during 2010.  Our cost of goods sold as a percentage of revenue increased from 75.3% in 2009 to 75.9% in 2010.  The increase in cost of goods sold as a percentage of revenue is a result of our enterprise business generating lower gross profit margins as 71% of our revenue was generated through enterprise revenue in 2010 compared to 66% in 2009.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.7% in 2009 to 24.1% in 2010. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.5 million, or 12.9%, from $81.3 million in 2009 to $91.8 million in 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.3% in 2009 to 19.0% in 2010.  The increase in selling, general and administrative expenses is primarily due to incremental sales commission, cost of procurement staff to secure new enterprise accounts and increase in bad debt expense, offset by changes to the contingent consideration obligation related to acquisitions made subsequent to December 31, 2008.  The decrease in sales, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $1.0 million, or 12.2%, from $8.0 million in 2009 to $9.0 million in 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $5.8 million, or 60.8%, from $9.5 million in 2009 to $15.2 million in 2010. As a percentage of revenue, income from operations increased from 2.4% in 2009 to 3.2% in 2010. The increase in income from operations as a percentage of revenue is a result of the decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income and expense increased by $2.2 million, from other expense of $439,000 in 2009 to other income of $1.8 million in 2010. The increase is due to the gain on the sale in 2010 of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. The gain on the sale was $3.6 million in 2010 and $0.7 million in 2009.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization and stock based compensation, increased by $7.4 million, or 37.0%, from $20.0 million at December 31, 2009 to $27.4 million at December 31, 2010. The increase is primarily the result of an increase in income from operations.  See "Item 6 - Selected Financial Data" for more information regarding our definition of Adjusted EBITDA and a reconciliation to net income.

Provision for income taxes

Provision for income taxes increased by $3.0 million, or 112.3%, from $2.7 million in 2009 to $5.7 million in 2010. In 2009, the provision for federal and state income taxes was $2.7 million, resulting in an effective tax rate of 30.0%. In 2010, the provision for federal and state income taxes was $5.7 million, resulting in an effective tax rate of 33.9%. The increase in the effective tax rate for the year ended December 31, 2010 is due to a reduction in the research and development (R&D) tax credit resulting from our capitalized internally developed software costs offset by the recognition of a domestic production activities deduction.

Net income

Net income increased by $4.9 million, or 77.7%, from $6.3 million in 2009 to $11.2 million in 2010. Net income as a percentage of revenue increased from 1.6% in 2009 to 2.3% in 2010. The increase in net income as a percentage of revenue is the result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

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

Other income and expense

Other income and expense decreased by $6.9 million, or 106.8%, from other income of $6.4 million in 2008 to other expense of $439,000 in 2009. The significant decrease is due to the gain on the sales in 2008 of a portion of the shares we hold in Echo Global Logistics, Inc., a related party. The gains on the sales were $6.1 million in 2008 and $0.7 million in 2009.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization and stock based compensation, decreased by $6.6 million, or 24.8%, from $26.6 million at December 31, 2008 to $20.0 million at December 31, 2009. The decrease is primarily the result of a decrease in income from operations, offset by an increase in depreciation and amortization.  See "Item 6 - Selected Financial Data" for more information regarding our definition of Adjusted EBITDA and a reconciliation to net income.

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

	Three months ended
	Mar. 31, 2009(1)	Jun. 30, 2009	Sept. 30, 2009	Dec. 31, 2009(2)	Mar. 31, 2010	Jun. 30, 2010(3)	Sept. 30, 2010(4)	Dec. 31, 2010(5)
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$87,192	$105,346	$122,016	$104,462	$112,213	$120,471	$119,131	$130,397
Gross profit	21,568	25,778	29,475	27,200	26,933	29,040	28,509	31,530
Net income	3,858	6,105	5,679	311	2,168	3,142	2,365	3,535
Net income per share:
Basic	$0.08	$0.13	$0.12	$0.01	$0.05	$0.07	$0.05	$0.08
Diluted	$0.08	$0.12	$0.12	$0.01	$0.05	$0.07	$0.05	$0.07

(1)
The Company made acquisitions during the first quarter of 2009 which are not material individually or in the aggregate. Financial results of these acquisitions are included in the Consolidated Financial Statements beginning March of 2009.

(2)
The Company made an acquisition during the fourth quarter of 2009 which was not material to the Company’s operations. Financial results from this acquisition are included in the Consolidated Financial Statements beginning December of 2009.

(3)
The Company made an acquisition during the second quarter of 2010 which was not material individually or in the aggregate. Financial results from this acquisition are included in the Consolidated Financial Statements beginning April of 2010.

(4)
The Company made acquisitions during the third quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning August of 2010.

(5)
The Company made acquisitions during the fourth quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2010.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2008, 2009 or 2010.

Liquidity and Capital Resources

At December 31, 2010, we had $5.3 million of cash and cash equivalents and $4.3 million in available-for-sale securities.

Operating Activities.     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2010 was $8.4 million and primarily reflected net income of $11.2 million and $9.7 million of non-cash items offset by $12.5 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $21.4 million and decrease in customer deposits of 2.7 million, offset by a decrease in prepaid and other of $5.4 million and increase in income taxes payable of $3.6 million.

In 2009, cash provided by operating activities was $14.2 million and primarily reflected net income of $6.3 million and $14.3 million of non-cash items offset by $6.4 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $10.4 million, offset by a decrease in income tax payable of $9.0 million, a decrease in customer deposits of $3.6 million and an increase in prepaid and other of $3.6 million.

Investing Activities.     Cash used in investing activities in 2010 of $4.2 million was attributable to $16.7 million in payments made in connection with acquisitions and capital expenditures of $4.9 million, offset by proceeds of $13.8 million attributable to the proceeds on sale of marketable securities and proceeds on sale of Echo shares of $3.6 million.

In 2009, cash used in investing activities in 2009 of $18.9 million was attributable to $12.8 million of earn-out payments made in connection with our acquisitions and capital expenditures of $7.2 million, offset by proceeds of $850,000 from the sale of a portion of our Echo investment.

Financing Activities.     Cash used in financing activities in 2010 of $1.8 million was primarily attributable to the $2.1 million of additional borrowings under our revolving credit facility and $634,000 in deferred financing costs for the new revolving credit facility entered into in August 2010, offset by the tax benefit of stock options exercised of $862,000.

In 2009, cash provided by financing activities in 2009 of $3.8 million was primarily attributable to the $3.8 million of additional borrowings under our revolving credit facility.

On August 2, 2010, we entered into a credit agreement with a syndicate of lenders that matures on August 2, 2014. This agreement replaces our credit agreement with the same lenders and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million.  We had $47.4 million in outstanding borrowings under this facility as of December 31, 2010.  Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.  Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the credit agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR or the alternate base rate, as elected. The terms of the revolving credit facility include various covenants, including covenants that requires us to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth.  As of December 31, 2010, we were in compliance with these various covenants.

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

Contractual Obligations

As of December 31, 2010, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$55,605	$55,605	$—	$—	$—
Capital lease obligations	30	21	9	—	—
Operating lease obligations	30,627	4,806	8,630	6,949	10,242
Revolving credit facility	47,400	—	47,400	—	—
Due to seller	560	560	—	—	—

Total	$134,222	$60,992	$56,039	$6,949	$10,242

This table does not include contingent obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. See Note 2 “Summary of Significant Accounting Policies—Acquisitions.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.  The revised guidance provides for two significant changes to existing multiple element arrangement guidance.  The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  This standard is not expected to have a material effect upon our consolidated results of operations or financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, that amends existing disclosure requirements under ASC 820 by adding required disclosures about items transferring into and out of levels 1 and 2 in the fair value hierarchy; adding separate disclosures about purchase, sales, issuances, and settlements relative to level 3 measurements; and clarifying, among other things, the existing fair value disclosures about the level of disaggregation. This ASU is effective for the first quarter of 2010, except for the requirement to provide level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which is effective beginning the first quarter of 2011. Since this standard impacts disclosure requirements only, its adoption did not have a material impact on our consolidated results of operations or financial condition.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.  The average duration of all of our investements as of December 31, 2010 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2010, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2010, 2009 and 2008 and the Company’s internal control over financial reporting as of December 31, 2010. Their reports are presented on the following pages.

InnerWorkings, Inc.
March 2, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 2, 2011

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innerworkings, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of InnerWorkings, Inc. and our report dated March 2, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
March 2, 2011

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2010
Assets
Current assets:
Cash and cash equivalents	$2,903,906	$5,259,272
Short-term investments	23,541,199	4,284,614
Accounts receivable, net of allowance for doubtful accounts of $4,634,848 and $3,610,977, respectively	72,565,814	85,654,403
Unbilled revenue	20,189,900	24,626,558
Inventories	8,749,266	9,674,961
Prepaid expenses	11,399,560	9,836,486
Advances to related parties	36,458	93,191
Deferred income taxes	-	307,396
Other current assets	7,355,447	6,739,093
Total current assets	146,741,550	146,475,974
Property and equipment, net	10,833,712	9,887,004
Intangibles and other assets:
Goodwill	77,905,703	93,476,206
Intangible assets, net of accumulated amortization of $6,802,217 and $9,789,144, respectively	24,364,784	23,058,774
Deposits	445,575	435,154
Deferred income taxes	6,540,933	5,899,620
Other assets	325,799	692,048
	109,582,794	123,561,802
Total assets	$267,158,056	$279,924,780
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$53,915,750	$55,604,566
Advances from related parties	56,940	166,259
Current maturities of capital lease obligations	117,582	21,069
Due to seller	1,725,000	560,000
Customer deposits	3,145,329	414,050
Other liabilities	6,025,494	2,966,671
Deferred income taxes	1,014,372	-
Income tax payable	-	3,586,841
Accrued expenses	4,633,203	5,618,739
Total current liabilities	70,633,670	68,938,195
Revolving credit facility	46,384,586	47,400,000
Capital lease obligations, less current maturities	19,506	7,140
Other long-term liabilities	3,070,278	3,395,346
Total liabilities	120,108,040	119,740,681
Stockholders' equity:
Common stock, par value $0.0001 per share, 45,628,685 and 46,092,291 shares were issued and outstanding as of
December 31, 2009 and December 31, 2010, respectively	456	461
Additional paid-in capital	170,330,891	174,537,524
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	5,217,425	2,934,381
Retained earnings	45,808,444	57,018,933
Total stockholders' equity	147,050,016	160,184,099
Total liabilities and stockholders' equity	$267,158,056	$279,924,780

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years ended December 31,
	2008	2009	2010
Revenue	$419,016,715	$400,447,044	$482,212,101
Cost of goods sold	314,995,872	301,671,851	366,199,728
Gross profit	104,020,843	98,775,193	116,012,373
Operating expenses:
Selling, general, and administrative expenses	79,654,824	81,287,702	91,796,566
Depreciation and amortization	4,760,819	8,030,772	9,008,514
Income from operations	19,605,200	9,456,719	15,207,293
Other income (expense):
Gain on sale of investment	6,098,159	746,259	3,578,431
Interest income	853,902	411,688	150,506
Interest expense	(683,423)	(1,281,654)	(1,668,404)
Other, net	175,925	(315,497)	(308,531)
Total other income (expense)	6,444,563	(439,204)	1,752,002
Income before taxes	26,049,763	9,017,515	16,959,295
Income tax expense	10,096,668	2,708,057	5,748,806
Net income	$15,953,095	$6,309,458	$11,210,489

Basic earnings per share	$0.34	$0.14	$0.25
Diluted earnings per share	$0.32	$0.13	$0.24

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Treasury Stock			Other
					Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Income (Loss)	Earnings	Total

Balance at January 1, 2008	47,982,760	$480	8,134,184	$(40,000,000)	$163,854,365	$44,343	23,545,891	147,445,079

Net income	-	-	-	-	-	-	15,953,095	15,953,095
Other comprehensive income:
Unrealized loss on marketable securities	-	-	-	-	-	(69,926)	-	(69,926)
Foreign currency translation adjustment	-	-	-	-	-	841,628	-	841,628
Total other comprehensive income						771,702		771,702
Total comprehensive income								16,724,797
Issuance of common stock upon exercise of stock options	404,817	4			228,920	-	-	228,924
Purchase of treasury shares	(3,043,129)	(31)	3,043,129	(34,307,200)	-	-	-	(34,307,231)
Tax benefit derived from stock option exercises	-	-	-	-	1,453,634	-	-	1,453,634
Stock based compensation expense	-	-	-	-	2,192,826	-	-	2,192,826

Balance at December 31, 2008	45,344,448	$453	11,177,313	$(74,307,200)	$167,729,745	$816,045	$39,498,986	$133,738,029

Net income	-	-	-	-	-	-	6,309,458	6,309,458
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	(593,663)	-	(593,663)
Unrealized gain on available-for-sale securities, net of tax	-	-	-	-	-	4,995,043	-	4,995,043
Total other comprehensive income						4,401,380		4,401,380
Total comprehensive income								10,710,838
Issuance of common stock upon exercise of stock options	284,237	3	-	-	98,907	-	-	98,910
Tax benefit derived from stock option exercises	-	-	-	-	21,080	-	-	21,080
Stock based compensation expense	-	-	-	-	2,481,159	-	-	2,481,159

Balance at December 31, 2009	45,628,685	$456	11,177,313	$(74,307,200)	$170,330,891	$5,217,425	$45,808,444	$147,050,016

Net income	-	-	-	-	-	-	11,210,489	11,210,489
Other comprehensive income:
Foreign currency translation adjustment	-	-	-	-	-	(112,622)	-	(112,622)
Unrealized loss on available-for-sale securities, net of tax	-	-	-	-	-	(2,170,422)	-	(2,170,422)
Total other comprehensive income						(2,283,044)		(2,283,044)
Total comprehensive income								8,927,445
Issuance of common stock upon exercise of stock options	463,606	5	-	-	195,556	-	-	195,561
Tax benefit derived from stock option exercises	-	-	-	-	862,458	-	-	862,458
Stock based compensation expense	-	-	-	-	3,148,619	-	-	3,148,619

Balance at December 31, 2010	46,092,291	$461	11,177,313	$(74,307,200)	$174,537,524	$2,934,381	$57,018,933	$160,184,099

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2009	2010
Cash flows from operating activities
Net income	$15,953,095	$6,309,458	$11,210,489
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(1,000,518)	3,100,696	801,406
Stock compensation expense	2,192,826	2,481,159	3,148,619
Depreciation and amortization	4,760,819	8,030,772	9,008,514
Deferred financing amortization	(526,574)	196,365	259,806
Reduction in contingent consideration	-	-	(1,987,042)
Gain on sale of investment	(6,098,159)	(746,259)	(3,578,431)
Excess tax benefit from stock options exercised	(1,453,634)	(21,080)	(862,458)
Bad debt provision	4,110,842	1,291,727	2,901,216
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	5,763,286	10,379,817	(21,385,688)
Inventories	431,414	(1,201,320)	368,909
Prepaid expenses and other	(5,208,731)	(3,639,560)	5,360,326
Change in liabilities, net of acquisitions:
Accounts payable	(9,188,905)	(1,619,641)	1,027,234
Advances to (from) related parties	(66,498)	(4,411)	52,586
Customer deposits	(39,346)	(3,631,936)	(2,731,279)
Income tax payable	-	(9,007,997)	3,586,841
Accrued expenses and other	2,463,202	2,284,071	1,171,476
Net cash provided by operating activities	12,093,119	14,201,861	8,352,524
Cash flows from investing activities
Purchases of property and equipment	(5,405,161)	(7,165,423)	(4,897,251)
Proceeds from sale of marketable securities	6,138,784	850,000	3,595,427
Proceeds from sale of short-term investments	2,080,377	196,651	13,818,771
Payments for acquisitions, net of cash acquired	(48,252,227)	(12,829,238)	(16,699,623)
Net cash used in investing activities	(45,438,227)	(18,948,010)	(4,182,676)
Cash flows from financing activities
Principal payments on capital lease obligations	(165,760)	(144,432)	(106,693)
Payment of deferred financing costs	-	-	(633,600)
Net borrowings (repayments) from revolving credit facility and short-term debt	42,589,679	3,794,907	(2,098,107)
Payments for share repurchase	(34,307,231)	-	-
Issuance of shares	228,924	98,910	195,561
Excess tax benefit from stock options exercised	1,453,634	21,080	862,458
Net cash provided by (used in) financing activities	9,799,246	3,770,465	(1,780,381)
Effect of exchange rate changes on cash and cash equivalents	841,478	(132,265)	(34,101)
Increase (decrease) in cash and cash equivalents	(22,704,384)	(1,107,949)	2,355,366
Cash and cash equivalents, beginning of period	26,716,239	4,011,855	2,903,906
Cash and cash equivalents, end of period	$4,011,855	$2,903,906	$5,259,272

Supplemental disclosure of cash flow information
Cash paid during the year for interest	683,423	1,281,654	1,668,404
Cash paid for income taxes	5,868,330	9,372,807	573,773

See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of managed print and promotional procurement solutions to corporate clients across a wide range of industries. By integrating the talent of the Company’s employees with its proprietary technology and database, an extensive supplier base and domain expertise, the company procures, manages and delivers printed products as part of a comprehensive outsourced enterprise solution.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation, including the reclassification of an approximately $1,800,000 liability previously presented in current liabilities and reclassified to accrued expenses in 2010.

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. The guidance also provides a one-year deferral of the effective date for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements. The Company’s financial assets relate to investments in cash equivalents, auction-rate securities and available-for-sale securities and financial liabilities relate to potential contingent consideration payments relating to acquisitions occuring subsequent to January 1, 2009. See Notes 8 and 9 for additional information on fair value measurements.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer. Customer account balances with invoices past due 90 days are considered delinquent. Interest is typically not accrued on outstanding balances.

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

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2008, 2009 and 2010 was $1,698,134, $3,427,460 and $4,696,075, respectively. At December 31, 2009 and 2010, the net book value of internal use software costs were $8,521,350 and $7,536,534, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has one reporting unit. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2010 analysis performed, no impairment charges were required.

The following is a summary of the goodwill balance as of December 31:

Balance as of December 31, 2008	$68,176,168
Goodwill acquired related to 2009 acquisitions	6,237,945
Finalization of purchase accounting for prior year acquisitions	3,491,590
Balance as of December 31, 2009	$77,905,703
Goodwill acquired related to 2010 acquisitions	6,067,553
Finalization of purchase accounting for prior year acquisitions	9,502,950

Balance as of December 31, 2010	$93,476,206

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and ten years, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the intangible assets as of December 31:

	2009	2010	Weighted- Average Life
Customer lists	$26,589,715	$28,548,856	13.9 years
Noncompete agreements	1,077,349	1,000,016	4.0 years
Trade names	3,467,656	3,260,590	12.5 years
Patents	32,281	38,456	10.0 years

	31,167,001	32,847,918
Less accumulated amortization	(6,802,217)	(9,789,144)

Intangible assets, net	$24,364,784	$23,058,774

Amortization expense related to these intangible assets was $1,762,727, $3,527,792 and $3,140,059 for the years ended December 31, 2008, 2009 and 2010, respectively.

The estimated amortization expense for the next five years is as follows:

2011	$2,884,931
2012	2,767,072
2013	2,388,526
2014	2,110,994
2015	1,983,917
Thereafter	10,923,334

$23,058,774

Acquisitions

The Company made six acquisitions of companies with experienced sales executives, or groups of sales executives, with established books of business in 2010, for a total purchase price of $3,440,646.  None of these acquisitions were material individually and in the aggregate. At December 31, 2010, the purchase price allocations for the Company’s 2010 acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about the fair value of assets and liabilities becomes available.

During 2010, the finalization of purchase accounting for 2009 acquisitions and contingent earn-out payments related to acquisitions made prior to 2010 resulted in an increase in goodwill of $9,502,950. The increase is the result of earn-out payments made of $9,152,835, which related to acquisitions made prior to 2009 and $350,115 of foreign exchange effects, due to seller and purchase price adjustments.

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $8,505,919 and $10,877,835 related to these agreements in the year ended December 31, 2009 and 2010, respectively. Total remaining potential contingent payments under these agreements amount to $26,911,667 as of December 31, 2010. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price.  The Company has recorded $4,618,217 and $4,917,442 in contingent consideration at December 31, 2009 and 2010, respectively.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

As of December 31, 2010, the potential maximum contingent payments are payable as follows:

2011	$19,578,891
2012	11,350,253
2013	899,965

$31,829,109

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

The Company adopted the provisions of ASC 740, Income Taxes, on January 1, 2007. The Company did not have any unrecognized tax benefits at adoption and there was no effect on the Company’s financial condition or results of operations as a result of implementing ASC 740. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As the date of the adoption of ASC 740, the Company did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest or penalties related to tax benefits recognized for the year ended December 31, 2010. The Company does not believe it is reasonably possible that these amounts will change by a significant amount in the next twelve months.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2008, 2009 and 2010, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2010.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $397,106, $133,458 and $266,661 for each of the years ended December 31, 2008, 2009 and 2010, respectively.

Comprehensive Income

    The components of accumulated comprehensive income included in the Consolidated Balance Sheets at December 31, 2009 and 2010 are as follows:

	Year ended December 31,
	2009	2010
Unrealized gain on marketable securities
Gross	$7,888,031	$4,223,134
Income tax benefit	(2,918,571)	(1,424,096)
Net	4,969,460	2,799,038
Foreign currency translation adjustment	247,965	135,343

Total accumulated other comprehensive income	$5,217,425	$2,934,381

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company accounts for nonvested equity awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then amortized over the vesting period of the stock options.  All stock-based compensation expense is recorded net of an estimated forfeiture rate.  The forfeiture rate is based upon historical activity and is then analyzed annually and as actual forfeitures occur.

The Company issued 1,467,172, 251,542 and 381,623 options during the years ended December 31, 2008, 2009 and 2010, respectively. In addition, the Company granted 358,539, 112,433 and 561,181 of restricted common shares to employees during the years ended December 31, 2008, 2009 and 2010, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $2,192,826, $2,481,159 and $3,148,619, including $801,986, $997,585 and $1,617,353 in compensation expense related to restricted common shares, for the years ended December 31, 2008, 2009 and 2010, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate.  The forfeiture rate was 9% at December 31, 2009 and 2010.

The following assumptions were utilized in the valuation for options granted in 2009 and 2010:

	2009	2010
Dividend yield	—%	—%
Risk-free interest rate	2.92%-3.77%	1.85%-3.25%
Expected life	7 years	7 years
Volatility	47.5%	47.5%

3.	Property and Equipment

Property and equipment at December 31, 2009 and 2010 consisted of the following:

	2009	2010
Computer equipment	$1,903,132	$2,492,784
Software, including internal use software	14,815,438	18,589,408
Furniture and fixtures	2,036,297	2,493,210
Leasehold improvements	850,403	959,425

	19,605,270	24,534,827
Less accumulated depreciation	(8,771,558)	(14,647,823)

	$10,833,712	$9,887,004

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

Depreciation expense was $2,862,294, $4,617,724 and $5,868,455, for the years ended December 31, 2008, 2009, and 2010, respectively. Depreciation expense includes amortization of office furniture under capital leases of $70,254 for each of the years ended December 31, 2009 and 2010.

4.	Revolving Credit Facility

On August 2, 2010, the Company entered into a credit agreement with a syndicate of lenders that matures on August 2, 2014. This agreement replaces the Company’s previous credit agreement with the same lenders and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. As of December 31, 2010, the Company was in compliance with these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.  At December 31, 2009 and 2010, the Company had outstanding borrowings of $46.4 million and $47.4 million, respectively.

5.	Commitments and Contingencies

Lease Commitments

The Company has various capital leases that are collateralized by the respective underlying assets for furniture and fixtures that may be purchased for a nominal amount upon expiration of the leases at various dates through May 2012. Monthly payments range from $580 to $6,516. The cost and accumulated depreciation of the capital leases included in furniture and fixtures at December 31, 2010 was $491,779 and $399,724, respectively. Amortization of the related assets is included in depreciation and amortization in the accompanying statements of income.

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2008, 2009 and 2010 was $4,284,125, $5,703,343 and $6,646,213, respectively.

Minimum annual rental payments are as follows:

	Capital Leases	Operating Leases
2011	$20,774	$4,806,230
2012	8,656	4,489,585
2013	—	4,139,914
2014	—	4,046,962
2015	—	2,901,592
Thereafter	—	10,242,437

Total minimum lease payments	29,430	$30,626,720

Less amounts representing interest	1,221

	$28,209

Legal Contingencies

    Management does not believe that the outcome of any of the legal proceedings to which the Company is a party will have a materially adverse effect on its financial condition or operating results.

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

The provision for income taxes consisted of the following components for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
Current
Federal	$8,421,367	$(1,141,099)	$2,923,693
State	2,217,415	(310,040)	1,094,581
Foreign	458,404	750,869	964,367

Total current	11,097,186	(700,270)	4,982,641
Deferred
Federal	(535,342)	2,862,659	813,015
State	(382,123)	561,459	(65,583)
Foreign	(83,053)	(15,791)	18,733

Total deferred	(1,000,518)	3,408,327	766,165

Income tax expense	$10,096,668	$2,708,057	$5,748,806

The provision for income taxes for the years ended December 31, 2008, 2009 and 2010 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2008	2009	2010
Tax expense at U.S. federal income tax rate	$9,117,417	$3,156,130	$5,935,753
State income taxes, net of federal income tax effect	1,211,489	456,439	844,131
Effect of non-US operations	—	—	(394,087)
Research and development credit	—	(671,970)	(295,736)
199 Domestic production activities deduction	—	—	(202,313)
Nondeductible (benefit) expenses and other	(232,238)	(232,542)	(138,942)

Income tax expense	$10,096,668	$2,708,057	$5,748,806

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Income Taxes (Continued)

At December 31, 2009 and 2010, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2009	2010
Current deferred tax assets:
Reserves and allowances	$2,442,613	$2,288,808
Other	49,951	25,452

Total current deferred tax assets	2,492,564	2,314,260
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	9,885,088	8,948,629
Stock options	1,920,708	2,968,540
Net operating loss carryforward	741,026	716,891
Tax credit carryforwards	77,885	276,421
Other	26,486	25,143

Total noncurrent deferred tax assets	12,651,193	12,935,624

Total deferred tax assets	15,143,757	15,249,884

Total current deferred tax liability:
Prepaid & other expenses	(588,365)	(582,768)
Unrealized gain on available for sale securities	(2,918,571)	(1,424,096)

Total current deferred tax liability	(3,506,936)	(2,006,864)
Noncurrent deferred tax liabilities:
Fixed assets	(3,926,911)	(3,217,589)
Intangible assets	(2,153,154)	(3,805,815)
Other	(30,195)	(12,600)

Total noncurrent deferred tax liabilities	(6,110,260)	(7,036,004)

Total deferred tax liabilities	(9,617,196)	(9,042,868)

Net deferred tax asset	$5,526,561	$6,207,016

Net current deferred tax asset (liability)	$(1,014,372)	$307,396
Net noncurrent deferred tax asset	6,540,933	5,899,620

Net deferred tax asset	$5,526,561	$6,207,016

    In connection with the purchase of CoreVision, Inc. in September 2006, the Company acquired $880,518 in net operating loss carryforwards that will expire in 2026. At December 31, 2010, $685,254 of losses remain outstanding for future use. In connection with the purchasing of Marketing-Out-of-the-Box in July 2008, the Company acquired $1,644,746 in net operating loss carryforwards that will expire in 2024. At December 31, 2010, $1,082,786 of losses remain outstanding for future use.  No valuation allowance on the Company's net operating loss carryforwards is considered necessary as the amounts are more likey than not to be realized.

    The Company's intention is to permanently reinvest the undistributed earnings of its foreign subsidiary in accordance with ASC740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $3,473,074 at December 31, 2010.  The Company did not have any undistributed earnings on its foreign subsidiary at December 31, 2009.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

    The Company's income before taxes on foreign operations was $3,473,074 for the year ended December 31, 2010.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Auction Rate Securities

Prior to July 2010, the Company’s short-term investments included auction rate securities ("ARS") and the related put option.  The fair values of these securities and related put option were estimated utilizing a discounted cash flow analysis. This analysis considered, among other items, the collateral underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. These securities were also compared, when possible, to other observable market data with similar characteristics to the securities held by the Company.  The Company elected the fair value measurement option under ASC 825, Financial Instruments (ASC 825), for this asset. At December 31, 2009, the Company’s ARS portfolio which had a par value of $15,625,000 was carried at fair value of $13,818,771, while the related put option was carried at fair value of $1,755,926. In the absence of observable market data, the Company used a discounted cash flow model to determine the estimated fair value of its ARS and related put option at December 31, 2009.  At December 31, 2009, the Company’s ARS and related put option were included in short term investments.

Through July 2010, the Company sold its remaining ARS, which had a par value of $15,625,000 and received proceeds of $15,625,000 related to the redemption of these auction rate securities and settlement of the put option.

8.	Valuation of Equity Investments

As discussed in Note 2, Fair Value of Financial Instruments, the Company has applied ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities as of January 1, 2008. At December 31, 2010, the Company’s financial assets primarily relate to their available-for-sale securities and are included in short-term investments. See Note 7 for additional information on auction rate securities sold during 2010.

The Company has classified its investment in Echo Global Logistics "Echo" as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be included in other income. At December 31, 2010, the Company’s investment in Echo, which has a cost basis of $61,478, was carried at fair value of $4,284,614. The unrealized gain of $2,799,040 was included in other comprehensive income, net of tax of $1,424,096.

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

    The Company's potential contingent consideration payments relating to acquisitions occuring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2010.  The fair value of these liabilities are estimated using a present value analysis as of December 31, 2010.  This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

    The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2010:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,662,162	$1,662,162	$—	$—
Available for sale securities(2)	4,284,614	4,284,614	—	—

Total assets	$5,946,776	$5,946,776	$—	$—

Liabilities:
Due to seller (3)	$(4,917,442)	$—	$—	$(4,917,442)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.
(3)	Included in other long-term liabilities, due to seller and accrued expenses on the balance sheet.

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

The following table provides a reconciliation of the beginning and ending balances for the assets measured at fair value using significant unobservable inputs (Level 3):

	Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
	Auction- Rate Securities	Put Option	Total
Balance at December 31, 2009	$13,869,075	$1,755,925	$15,625,000
Change in the value of securities and put option	1,755,925	(1,755,925)	—
Proceeds for securities sold during the period	(15,625,000)	—	(15,625,000)
Balance at December 31, 2010	$—	$—	$—

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Due to Seller
Balance at December 31, 2008	$—
Contingent earnout payments - acquisitions	(4,618,217)
Balance at December 31, 2009	$(4,618,217)
Contingent earnout payments - acquisitions	(2,286,267)
Contingent earnout payments - change in fair value (1)	1,987,042

Balance as of December 31, 2010	$(4,917,442)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements.

10.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2009 and 2010, respectively, 2,881,108 and 1,785,077 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2008, 2009, and 2010, is as follows:

	Years Ended December 31,
	2008	2009	2010
Numerator:
Net Income	$15,953,095	$6,309,458	$11,210,489

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,137,002	45,535,357	45,703,699
Effect of dilutive securities:
Employee stock options and restricted common shares	2,004,145	1,621,348	1,878,638

Denominator for dilutive earnings per share	49,141,147	47,156,705	47,582,337

Basic earnings per share	$0.34	$0.14	$0.25
Diluted earnings per share	$0.32	$0.13	$0.24

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, the 2004 Unit Option Plan was merged into the Stock Incentive Plan and ceased to separately exist. Outstanding awards under the Unit Option Plan are now subject to the Stock Incentive Plan and no additional awards may be made under the Unit Option Plan on or after the effective date of the Stock Incentive Plan. The Plan was amended and restated effective June 2009 resulting in an increase in the maximum number of shares of common stock that may be issued under the plan by 1,250,000, from 2,000,000 to 3,250,000.

A summary of stock option activity is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,592,001	$2.35	$67,880,897
Granted	1,467,172	10.28	—
Exercised	(387,894)	0.67	2,279,448
Forfeited	(186,913)	14.04	—

Outstanding at December 31, 2008	5,484,366	$4.19	$19,153,470
Granted	251,542	4.54	—
Exercised	(142,500)	0.70	740,490
Forfeited	(148,934)	11.31	—

Outstanding at December 31, 2009	5,444,474	$4.11	$15,893,388
Granted	381,623	5.63	—
Exercised	(391,115)	0.50	2,366,246
Forfeited	(91,345)	11.72	—

Outstanding at December 31, 2010	5,343,637	$4.33	$16,638,131

Options vested at December 31, 2010	3,872,433	$3.31	$15,368,000

As of December 31, 2008, 2009 and 2010, there were 5,484,366, 5,444,474 and 5,343,637 options outstanding pursuant to the Plan, respectively. The options issued during 2008 have exercise prices ranging from $0.50 to $16.41, vest ratably from one to six years and have a weighted-average remaining contractual life of 7.13 years. The options issued during 2009 have exercise prices ranging from $2.36 to $6.86, vest ratably from immediate to five years and have a weighted-average remaining contractual life of 6.88 years.  The options issued during 2010 have exercise prices ranging from $5.39 to $6.50, vest ratably from four to five years and have a weighted-average remaining contractual life of 6.25 years.

Vested options totaled 3,292,042, 3,830,927 and 3,872,433 shares as of December 31, 2008, 2009 and 2010, respectively.

The aggregate intrinsic value of options outstanding for 2008, 2009 and 2010 was $19,153,470, $15,893,388 and $16,638,131, respectively. The aggregate intrinsic value of options exercisable for 2008, 2009, and 2010 was $17,403,015, $15,092,668 and $15,368,000, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2008, 2009 and 2010, respectively. These amounts change based on the fair market value of the Company’s stock which was $6.55, $5.90 and $6.55 on the last business day of the years ended December 31, 2008, 2009, and 2010, respectively.

The weighted-average grant-date fair value of options granted during 2009 and 2010 was $4.54 and $5.63, respectively.

There was $3,484,787 and $2,713,589 of total unrecognized compensation costs related to the stock-based compensation granted under the Plan as of December 31, 2009 and 2010, respectively. This cost is expected to be recognized over a weighted average period of 2.87 and 2.36 years, respectively. The stock-based compensation expense recorded for fiscal 2008, 2009 and 2010 was $2,192,826, $2,481,159 and $3,148,619, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11.	Stock-Based Compensation Plans (Continued)

    The following table summarizes information about all stock options outstanding for the Company as of December 31, 2010:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $0.65	2,052,775	5.26	$0.51	2,052,775	$0.51
$1.00 - $4.92	1,500,785	5.51	$4.22	1,094,980	$3.97
$5.19 - $9.00	1,142,387	8.59	$6.02	359,833	$6.44
$11.38 - $16.41	647,690	7.01	$13.72	364,845	$13.96

	5,343,637	6.25	$4.33	3,872,433	$3.31

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. There was $3,270,044, $1,775,466 and $2,698,393 of total unrecognized compensation costs related to the restricted common shares as of December 31, 2008, 2009 and 2010, respectively. This cost is expected to be recognized over a weighted average period of 3.44, 2.92 and 1.83 years, as of December 31, 2008, 2009 and 2010, respectively. The stock-based compensation expense for the year ended December 31, 2008, 2009 and 2010 was approximately $802,000, $998,000 and $1,617,000, respectively.

	Outstanding Restricted Common Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Common Shares December 31, 2008	312,266	$12.82
Granted	112,433	$4.53
Vested and transferred to unrestricted common stock	(149,238)	$9.00
Forfeited	(49,370)	$11.25

Nonvested Restricted Common Shares December 31, 2009	226,091	$11.56
Granted	569,181	$5.48
Vested and transferred to unrestricted common stock	(72,491)	$12.17
Forfeited	(32,404)	$6.43

Nonvested, Restricted Common Shares December 31, 2010	690,377	$6.72

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

12.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan.  For the years ended December 31, 2008, 2009 and 2010, the Company did not make any contributions to the plan.

13.	New Accounting Pronouncements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.  The revised guidance provides for two significant changes to existing multiple element arrangement guidance.  The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  This standard is not expected to have a material effect upon the Company's consolidated results of operations or financial condition.

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

14.	Related Party Transactions

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

For the year ended December 31, 2010, the Company sold 271,913 of its shares of Echo common stock for $3,595,426 and recorded a gain on sale of investment of $3,578,431.  Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 8 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering. At December 31, 2010, the Company owned 355,865 shares of Echo’s common stock.

Agreements and Services with Related Parties

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2008, 2009 and 2010 were approximately $140,000, $68,000 and $60,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $2.7 million, $3.6 million and $5.7 million for the years ended December 31, 2008, 2009 and 2010, respectively. The net amounts payable to Echo at December 31, 2009 and 2010 were $20,482 and $73,068, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Related Party Transactions (Continued)

The Company has a supplier rebate program with Echo pursuant to which the Company receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $18,000 and $20,000 in rebates for the years ended December 31, 2009 and 2010, respectively.

In April 2010, the Company entered into an agreement with Echo pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $12,000 per month of the Company’s lease payment and overhead expenses related to the space. Echo paid the Company $108,000 under this agreement for the year ended December 31, 2010.

In August 2009, the Company entered into an agreement with Groupon, Inc. "Groupon" pursuant to which Groupon sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Two members of the Company’s Board of Directors, Eric P. Lefkofsky and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $54,000 under this agreement for the three months ended March 31, 2010.  The agreement was terminated on March 31, 2010.

During the second quarter of 2010, the Company entered into an agreement with Groupon related to corporate procurement cards. The agreement will allow Groupon to obtain corporate procurement cards under the Company’s existing credit arrangement. Under the agreement, the Company will charge an annual commitment fee of $64,000.

15.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2010
	First Quarter	Second Quarter(1)	Third Quarter(2	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$112,213	$120,471	$119,131	$130,397
Gross profit	26,933	29,040	28,509	31,530
Net income	2,168	3,142	2,365	3,535
Net income per share:
Basic	$0.05	$0.07	$0.05	$0.08
Diluted	$0.05	$0.07	$0.05	$0.07

(1)
The Company made an acquisition during the second quarter of 2010 which was not material individually or in the aggregate. Financial results from this acquisition are included in the Consolidated Financial Statements beginning April of 2010.

(2)
The Company made acquisitions during the third quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning August of 2010.

(3)
The Company made acquisitions during the fourth quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2010.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Quarterly Financial Data (Unaudited) (Continued)

	Year Ended December 31, 2009
	First Quarter (1)	Second Quarter	Third Quarter	Fourth Quarter (2)
	(In thousands, except per share data)
Net sales	$94,277	$100,098	$98,206	$107,866
Gross profit	23,010	24,740	24,902	26,124
Net income	248	2,147	1,730	2,184
Net income per share:
Basic	$0.01	$0.05	$0.04	$0.05
Diluted	$0.01	$0.05	$0.04	$0.05

(1)
The Company made acquisitions during the first quarter of 2009 which are not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning March of 2009.

(2)
The Company made an acquisition during the fourth quarter of 2009 which was not material to the Company’s operations. Financial results from this acquisition are included in the Consolidated Financial Statements beginning December of 2009.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe	Balance at End of Period
Fiscal year ended December 31, 2010
Allowance for doubtful accounts	$4,634,848	$2,901,216	$(3,925,087)	$—	$3,610,977
Fiscal year ended December 31, 2009
Allowance for doubtful accounts	$5,045,059	$1,295,592	$(1,705,803)	$—	$4,634,848
Fiscal year ended December 31, 2008
Allowance for doubtful accounts	$1,343,294	$4,110,842	$(427,422)	$18,345	$5,045,059

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2010.  As required under this Item 9A, the management's report titled "Management's Assessment of Control over Financial Reporting" is set forth in "Item 8 - Consolidated Financial Statements and Supplementary Data" as is incorporated herein by reference.

Attestation Report of Registered Public Accounting Firm

As required under this Item 9A, the auditor’s attestation report titled “Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting”  is set forth in "Item 8 - Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	5,343,637	$4.33	495,277	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	5,343,637	$4.33	495,277

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2010 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2011 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2010.

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

INNERWORKINGS, INC.

By:	/ S / E RIC D. B ELCHER
Eric D. Belcher
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / E RIC D. B ELCHER Eric D. Belcher	President, Chief Executive Officer and Director (principal executive officer)	March 2, 2011

/ S / J OSEPH M. B USKY Joseph M. Busky	Chief Financial Officer (principal financial and accounting officer)	March 2, 2011

/ S / J ACK M. G REENBERG Jack M. Greenberg	Chairman of the Board	March 2, 2011

/ S / J OHN R. W ALTER John R. Walter	Director	March 2, 2011

/ S / P ETER J. B ARRIS Peter J. Barris	Director	March 2, 2011

/ S / S HARYAR B ARADARAN Sharyar Baradaran	Director	March 2, 2011

/ S / L INDA S. W OLF Linda S. Wolf	Director	March 2, 2011

/ S / C HARLES K. B OBRINSKOY Charles K. Bobrinskoy	Director	March 2, 2011

/ S / E RIC P. L EFKOFSKY Eric P. Lefkofsky	Director	March 2, 2011

EXHIBIT INDEX

Exhibit No.	Description
2.1	Asset Purchase Agreement dated as of October 2, 2008 by and among IW-Origen, LLC, Origen Partners, Inc., Michael Stoecker and Kim J. Stoecker.(7)

3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 19, 2008.(8)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(4)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Employment Agreement dated as of January 2, 2008 by and between Kevin Harrell and InnerWorkings, Inc.(5)†

10.7	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC’s Board of Directors, as amended.(2)†

10.8	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(2)†

10.9	Agreement dated as of March 14, 2008 by and between InnerWorkings, Inc. and Eric P. Lefkofsky.(13)†

10.10	Form of Indemnification Agreement.(2)

10.11	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.(2)

10.12	Office Space Lease dated January 1, 2006 by and between InnerWorkings, Inc. and Incorp, LLC.(2)

10.13	Office Space Lease dated November 22, 2005 by and between InnerWorkings, Inc. and Echo Global Logistics, LLC.(2)

10.17	Referral Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.(1)

10.18	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Steven E. Zuccarini and InnerWorkings, Inc.(9)†

Exhibit No.	Description
10.19	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Eric D. Belcher and InnerWorkings, Inc.(9)†

10.20	Employment Agreement effective as of July 16, 2008 by and between Joseph Busky and InnerWorkings, Inc.(10)†

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

10.24	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto. (14)

10.25	Employment Agreement, dated as of July 5, 2007, by and between Inkchaser, Inc. and Jan Sevcik.(15)†

10.26	Employment Agreement, dated as of October 1, 2007, by and between InnerWorkings, Inc. and Jonathan Shean.(15)†

10.27	Separation and Independent Contractor Agreement, dated as of January 19, 2011, by and between InnerWorkings, Inc. and Jonathan Shean.†*

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on October 12, 2006.
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(5)	Incorporated by reference to Current Report on Form 8-K filed on January 17, 2008.
(6)	Incorporated by reference to Current Report on Form 8-K filed on November 27, 2007.
(7)	Incorporated by reference to Current Report on Form 8-K filed on October 8, 2008.
(8)	Incorporated by reference to 2008 Proxy Statement on Schedule 14A filed on May 9, 2008.
(9)	Incorporated by reference to Current Report on Form 8-K filed on November 18, 2008.
(10)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2008.
(11)	Incorporated by reference to Current Report on Form 8-K filed on May 28, 2008.
(12)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 12, 2008.
(13)	Incorporated by reference to 2007 Annual Report on Form 10-K filed on March 17, 2008.
(14)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(15)	Incorporated by reference to Quarterly Report on Form 10-Q filed on May 10, 2010.
†	Management contract or compensatory plan or arrangement of the Company.
*	Filed herewith.