Form 10-K/A
INNERWORKINGS INC
filed 2011-04-29
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

On March 2, 2011 InnerWorkings, Inc. (the “Company”) filed with the Securities and Exchange Commission its Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (the “10-K Report”). The Company is filing this Amendment No. 1 (this “Amendment”) to the 10-K Report to amend and restate Part II, Item 5 (Market for Company’s Common Equity, Related Shareholder Matters and Purchases of Equity Securities) to include the stock performance graph.

No other revisions or amendments have been made to Part II of the 10-K Report.  This Amendment does not reflect events occurring after March 2, 2011, the date of the original filing of the 10-K Report, or modify or update those disclosures that may have been affected by subsequent events.

The Company hereby amends and restates Part II, Item 5 of the 10-K Report in its entirety. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, the Amendment includes new certifications of the Company’s principal executive officer and principal financial officer on Exhibits 31.1 and 31.2, each as of the filing date of the Amendment.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and has been traded on the Nasdaq Global Market under the symbol “INWK” since August 16, 2006. Prior to that time, there was no public market for our common stock. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Exchange Act of 1934 or the Securities Act of 1933 unless and only to the extent that the Company specifically incorporates it by reference.

The following graph assumes $100 was invested on August 16, 2006 (the first trading day following our initial public offering) in the common stock of the Company and each of the following indices and assumes reinvestment of any dividends.  The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	8/16/06	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
INWK	$100	$156	$168	$64	$58	$64
NASDAQ Market Index	$100	$112	$123	$73	$106	$123
Dow Jones Business Support Services Index	$100	$113	$112	$79	$94	$106

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (3) Exhibits: The following exhibits are filed as part of this report:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / ERIC D. BELCHER
Eric D. Belcher
Title:	Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / ERIC D. BELCHER Eric D. Belcher	President, Chief Executive Officer and Director (principal executive officer)	April 29, 2011

/ S / JOSEPH M. BUSKY Joseph M. Busky	Chief Financial Officer (principal financial and accounting officer)	April 29, 2011

/ S / JACK M. GREENBERG Jack M. Greenberg	Chairman of the Board	April 29, 2011

/ S / JOHN R. WALTER John R. Walter	Director	April 29, 2011

/ S / PETER J. BARRIS Peter J. Barris	Director	April 29, 2011

/ S / SHARYAR BARADARAN Sharyar Baradaran	Director	April 29, 2011

/ S / LINDA S. WOLF Linda S. Wolf	Director	April 29, 2011

/ S / CHARLES K. BOBRINSKOY Charles K. Bobrinskoy	Director	April 29, 2011

/ S / ERIC P. LEFKOFSKY Eric P. Lefkofsky	Director	April 29, 2011