Form 10-Q
period 2011-03-31
INNERWORKINGS INC
filed 2011-05-10
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52170

INNERWORKINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5997364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of May 9, 2011, the Registrant had 46,199,494 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

  Item 1.       Consolidated Financial Statements

  InnerWorkings, Inc.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Revenue	$112,212,546	$145,180,692
Cost of goods sold	85,280,016	111,852,782
Gross profit	26,932,530	33,327,910
Operating expenses:
Selling, general, and administrative expenses	22,004,424	26,990,237
Depreciation and amortization	2,117,625	2,422,045
Income from operations	2,810,481	3,915,628
Other income (expense):
Gain on sale of investment	723,382	979,501
Interest income	70,917	81,326
Interest expense	(240,692)	(595,985)
Other, net	(28,508)	(78,214)
Total other income	525,099	386,628
Income before taxes	3,335,580	4,302,256
Income tax expense	1,167,453	1,511,904
Net income	$2,168,127	$2,790,352

Basic earnings per share	$0.05	$0.06
Diluted earnings per share	$0.05	$0.06

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2010	2011
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$5,259,272	$6,886,626
Short-term investments	4,284,614	3,549,892
Accounts receivable, net of allowance for doubtful accounts of $3,610,977 and $4,078,833, respectively	85,654,403	108,179,728
Unbilled revenue	24,626,558	26,275,136
Inventories	9,674,961	10,613,325
Prepaid expenses	9,836,486	13,014,195
Advances to related parties	93,191	112,805
Deferred income taxes	307,396	1,048,120
Other current assets	6,739,093	11,853,101
Total current assets	146,475,974	181,532,928
Property and equipment, net	9,887,004	10,126,263
Intangibles and other assets:
Goodwill	93,476,206	117,463,287
Intangible assets, net of accumulated amortization of $9,789,144 and $10,661,216, respectively	23,058,774	22,305,606
Deposits	435,154	400,319
Deferred income taxes	5,899,620	5,570,958
Other assets	692,048	590,683
	123,561,802	146,330,853
Total assets	$279,924,780	$337,990,044
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$55,604,566	$87,996,336
Advances from related parties	166,259	1,024,940
Current maturities of capital lease obligations	21,069	18,419
Due to seller	560,000	-
Customer deposits	414,050	521,327
Other liabilities	3,918,897	6,058,776
Accrued expenses	8,253,354	16,949,546
Total current liabilities	68,938,195	112,569,344
Revolving credit facility	47,400,000	47,900,000
Capital lease obligations, less current maturities	7,140	3,583
Other long-term liabilities	3,395,346	13,816,647
Total liabilities	119,740,681	174,289,574
Stockholders' equity:
Common stock, par value $0.0001 per share, 46,092,291 and 46,199,494, shares were issued and outstanding as of
December 31, 2010 and March 31, 2011, respectively	461	462
Additional paid-in capital	174,537,524	175,505,635
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	2,934,381	2,692,288
Retained earnings	57,018,933	59,809,285
Total stockholders' equity	160,184,099	163,700,470
Total liabilities and stockholders' equity	$279,924,780	$337,990,044

See accompanying notes.

InnerWorkings, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities
Net income	$2,168,127	$2,790,352
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,391,351	(145,962)
Stock compensation expense	561,018	941,362
Depreciation and amortization	2,117,625	2,422,045
Deferred financing amortization	55,302	93,909
Gain on sale of investment	(723,382)	(979,501)
Bad debt provision	460,947	574,533
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(11,842,342)	(17,989,914)
Inventories	1,867,382	303,336
Prepaid expenses and other	712,558	(7,801,815)
Change in liabilities, net of acquisitions:
Accounts payable	10,441,481	22,557,152
Advances to (from) related parties	224,169	839,067
Customer deposits	(2,136,866)	107,277
Accrued expenses and other	(1,083,457)	3,338,946
Net cash provided by operating activities	4,213,913	7,050,787
Cash flows from investing activities
Purchases of property and equipment	(1,418,619)	(1,761,053)
Proceeds from sale of marketable securities	726,820	984,845
Proceeds from sale of short-term investments	2,666,770	-
Payments for acquisitions, net of cash acquired	(1,784,209)	(5,294,117)
Net cash provided by (used in) investing activities	190,762	(6,070,325)
Cash flows from financing activities
Principal payments on capital lease obligations	(16,279)	(7,081)
Net repayments from revolving credit facility and short-term debt	92,103	500,000
Issuance of shares	3	26,749
Net cash provided by financing activities	75,827	519,668
Effect of exchange rate changes on cash and cash equivalents	(15,434)	127,224
Increase in cash and cash equivalents	4,465,068	1,627,354
Cash and cash equivalents, beginning of period	2,903,906	5,259,272
Cash and cash equivalents, end of period	$7,368,974	$6,886,626

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three Months Ended March 31, 2011

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year of 2011. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2011.

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

    The following is a summary of the goodwill balance as of March 31:

Balance as of December 31, 2010	$93,476,206
Goodwill acquired related to 2011 acquisitions	23,769,310
Finalization of purchase accounting for prior year acquisitions	195,637
Foreign exchange effects	22,134
Balance as of March 31, 2011	$117,463,287

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

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

The following is a summary of the intangible assets:

	December 31, 2010	March 31, 2011	Weighted- Average Life
Customer lists	$28,548,856	$28,630,244	13.9 years
Noncompete agreements	1,000,016	1,010,217	4.0 years
Trade names	3,260,590	3,287,905	12.5 years
Patents	38,456	38,456	10.0 years

	32,847,918	32,966,822
Less accumulated amortization	(9,789,144)	(10,661,216)

Intangible assets, net	$23,058,774	$22,305,606

Amortization expense related to these intangible assets was $538,986 and $872,072 for the three months ended March 31, 2010 and 2011, respectively.

The estimated amortization expense for the next five years ended March 31, 2011 is as follows:

2011	$2,276,664
2012	2,767,072
2013	2,388,526
2014	2,110,994
2015	1,983,917
Thereafter	10,778,433

$22,305,606

Acquisitions

During the first quarter of 2011, the Company acquired companies which provide procurement and production management of printed and promotional products.  The initial purchase price for these acquisitions totaled $4,538,480, net of cash acquired.  As a result of these acquisitions, the Company broadened its geographic resources and added sales executives and their corresponding production teams.  None of these acquisitions were material individually and in the aggregate.  Pro forma results of these acquisitions in 2011 have not been included as these acquisitions do no not have a material impact in the Company's financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  At March 31, 2011, the purchase price allocations for these acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about their fair value of assets and liabilities becomes available.

Accounts receivable	$6,614,868
Inventory	1,154,827
Other assets	436,425
Goodwill	23,769,310
Accounts payable	(9,616,531)
Other current liabilities	(2,277,240)
Contingent consideration liability	(15,543,179)

Net purchase price	$4,538,480

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $500,000 related to these agreements in the three month period ended March 31, 2011. Total remaining potential contingent payments under these agreements amount to $15,311,667 as of March 31, 2011. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. This amount is $20,429,219, of which $13,816,647 is included in other long-term liabilities on the balance sheet and the remainder is included in accrued expenses.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

As of March 31, 2011, the potential contingent payments are payable in the years as follows:

2011	$13,933,636
2012	9,556,328
2013	5,645,043
2014	5,056,914
2015	1,548,965

$35,740,886

 Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements. The Company’s investments in cash equivalents and available-for-sale securities are carried at fair value. See Notes 5 and 6 for additional information on fair value measurements.

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

During the three month periods ended March 31, 2010 and 2011, the Company issued 240,722 and 45,004 options, respectively, to various employees of the Company. In addition, during the three month periods ended March 31, 2010 and 2011, the Company granted 309,674 and 79,976 restricted common shares, respectively, to employees. During the three month periods ended March 31, 2010 and 2011, 31,133 and 107,203 options were exercised and restricted common shares vested, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $561,018 and $941,362 in compensation expense for the three month periods ended March 31, 2010 and 2011, respectively.

The following assumptions were utilized in the valuation for options granted in 2010 and 2011:

	2010	2011
Dividend yield	—%	—%
Risk-free interest rate	3.14%	2.70-2.77%
Expected life	7 years	7 years
Volatility	47.5%	47.5%

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three months ended March 31, 2010 and 2011, respectively, 3,026,040 and 1,144,955 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2010 and 2011 are as follows:

	Three Months Ended March 31,
	2010	2011
Numerator:
Net income	$2,168,127	$2,790,352

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,652,208	46,128,025
Effect of dilutive securities:
Employee stock options and restricted common shares	1,754,528	2,210,999

Denominator for dilutive earnings per share	47,406,736	48,339,024

Basic earnings per share	$0.05	$0.06

Diluted earnings per share	$0.05	$0.06

3.	Comprehensive Income

	Three months ended March 31,
	2010	2011
Net income	$2,168,127	$2,790,352
Other comprehensive income:
Unrealized loss on available-for-sale securities, net of tax	(314,443)	(440,393)
Foreign currency translation adjustment	(238,752)	198,300

Total comprehensive income	$1,614,932	$2,548,259

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

4.	Related Party

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

During the three months ended March 31, 2011, the Company sold 85,500 of its shares of Echo’s common stock for $984,845 and recorded a gain on sale of investment of $979,501.  Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering.  At March 31, 2011, the Company owned 270,365 shares of Echo’s common stock.

Agreements and Services with Related Parties

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ended March 31, 2010 and 2011 were approximately $7,500 and $20,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $1.6 million and $1.9 million for the three months ended March 31, 2010 and 2011, respectively. The net amount payable to Echo at March 31, 2011 was $912,135.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At March 31, 2011, the Company’s financial assets relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be included in other income. At March 31, 2011, the Company’s investment in Echo, which has a cost basis of $56,134, was carried at fair value of $3,549,892. The unrealized gain of $3,493,758 is included in accumulated other comprehensive income, net of tax of $1,129,767.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of March 31, 2011.  The fair value of these liabilities are estimated using a present value analysis as of March 31, 2011.  This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,663,067	$1,663,067	$—	$—
Available for sale securities(2)	3,549,892	3,549,892	—	—

Total assets	$5,212,959	$5,212,959	$—	$—

Liabilities:
Due to seller (3)	$(20,429,219)	$—	$—	$(20,429,219)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.
(3)	Included in other long-term liabilities and accrued expenses on the balance sheet.

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

InnerWorkings, Inc.
Notes to Consolidated Financial Statements (Unaudited)—(Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Due to Seller
Balance at December 31, 2010	$(4,917,442)
Contingent earnout payments - acquisitions	(15,543,179)
Payments made to seller	60,000
Contingent earnout payments - change in fair value (1)	(28,598)

Balance as of March 31, 2011	$(20,429,219)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements.

7.	Commitments and Contingencies

 The Company is currently in discussions with a former customer regarding an outstanding bankruptcy preference claim issued during the first quarter of 2011.  At this time, the Company is unable to determine the likelihood of an unfavorable outcome and is unable to estimate a reasonable range of loss, if any.  Management does not believe that the outcome of this proceeding or any other legal proceedings to which the Company is a party will have a materially adverse effect on its financial condition or operating results.

8.	Recently Issued Accounting Pronoucements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.   The revised guidance provides for two significant changes to existing multiple element arrangement guidance.  The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this standard did not have a material effect upon the Company's consolidated results of operations or financial condition.

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

We maintain sales offices in the United States, South America and the United Kingdom. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets. In addition, given that the print industry is a global business, we intend to continue to evaluate opportunities to access attractive markets outside the United States.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $145.2 million and $112.2 million during the three months ended March 31, 2011 and 2010, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis.  During the three months ended March 31, 2011, enterprise clients accounted for 76% of our revenue, while transactional clients accounted for 24% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the three months ended March 31, 2011 and 2010 was $33.3 million and $26.9 million, or 23.0% of revenue and 24.0% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.6% and 19.6% for the three months ended March 31, 2011 and 2010, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $2.9 million as of March 31, 2011 from $3.5 million as of December 31, 2010.

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

Our income from operations for the three months ended March 31, 2011 and 2010 was $3.9 million and $2.8 million, respectively.

Comparison of three months ended March 31, 2011 and 2010

Revenue

Our revenue increased by $33.0 million, or 29.4%, from $112.2 million during the three months ended March 31, 2010 to $145.2 million during the three months ended March 31, 2011. The increase in revenue reflects an increase in both enterprise and transactional business.  Our revenue from enterprise clients increased by $28.7 million, or 35.3%, from $81.4 million during the three months ended March 31, 2010 to $110.1 million during the three months ended March 31, 2011. The increase in enterprise revenue is due to an increase in enterprise clients and the addition of our South American operations acquired during the first quarter of 2011.  Our revenue from transactional clients increased by $4.3 million, or 13.7%, from $30.8 million during the three months ended March 31, 2010 to $35.1 million during the three months ended March 31, 2011.  This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business.

Cost of goods sold

Our cost of goods sold increased by $26.6 million, or 31.2%, from $85.3 million during the three months ended March 31, 2010 to $111.9 million during the three months ended March 31, 2011. The increase is a result of the revenue growth during the three months ended March 31, 2011. Our cost of goods sold as a percentage of revenue increased slightly from 76.0% during the three months ended March 31, 2010 to 77.0% during the three months ended March 31, 2011.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.0% during the three months ended March 31, 2010 to 23.0% during the three months ended March 31, 2011.  The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of the South American operations during the first quarter of 2011, which have lower gross margins than the United States operations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.0 million, or 22.7%, from $22.0 million during the three months ended March 31, 2010 to $27.0 million during the three months ended March 31, 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.6% for the three months ended March 31, 2010 to 18.6% for the three months ended March 31, 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $304,000, or 14.4%, from $2.1 million during the three months ended March 31, 2010 to $2.4 million during the three months ended March 31, 2011. The increase in depreciation expense is primarily attributable to the purchase of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use.  The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

  Income from operations

Income from operations increased by $1.1 million, or 39.3%, from $2.8 million during the three months ended March 31, 2010 to $3.9 million during the three months ended March 31, 2011. As a percentage of revenue, income from operations increased from 2.5% during the three months ended March 31, 2010 to 2.7% during the three months ended March 31, 2011. The increase in income from operations as a percentage of revenue is a result of our decrease in selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income decreased by $138,000, or 26.4%, from $525,000 for the three months ended March 31, 2010 to $387,000 during the three months ended March 31, 2011. The decrease is due to the increase in interest expense partially offset by a increase on the gain on sale of Echo shares.

Income tax expense

Income tax expense increased by $344,000, or 29.5%, from $1.2 million during the three months ended March 31, 2010 to $1.5 million during the three months ended March 31, 2011. Our effective tax rate was 35.0% and 35.1%  for the three month periods ended March 31, 2010 and 2011, respectively.

Net income

Net income increased by $622,000, or 28.7%, from $2.2 million during the three months ended March 31, 2010 to $2.8 million during the three months ended March 31, 2011. Net income as a percentage of revenue was 1.9% during the three months ended March 31, 2010 and 2011.

Liquidity and Capital Resources

At March 31, 2011, we had $6.9 million of cash and cash equivalents and $3.6 million in available-for-sale securities.

    Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2011 was $7.1 million and consisted of net income of $2.8 million, $2.9 million of non-cash items and $1.4 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $18.0 million and an increase in accounts payable of $22.6 million, offset by an increase in prepaid expenses and other of $7.8 million.

    Cash provided by operating activities for the three months ended March 31, 2010 was $4.2 million and consisted of net income of $2.2 million, $3.8 million of non-cash items, offset by $1.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $11.8 million and an increase in accounts payable of $10.4 million, offset by a decrease in customer deposits of $2.1 million, a decrease in inventories of $1.9 million and a decrease in accrued expenses and other of $1.1 million.

Investing Activities. Cash used in investing activities in the three months ended March 31, 2011 of $6.1 million was attributable to the proceeds on sale of Echo shares of $985,000, offset by capital expenditures of $1.8 million and $5.3 million in payments made in connection with acquisitions.

    Cash provided by investing activities in the three months ended March 31, 2010 of $191,000 was attributable to the proceeds on sale of marketable securities of $2.7 million and proceeds on the sale of shares of Echo Global Logistics, Inc. of $727,000, offset by capital expenditures of $1.4 million, a $1,725,000 payment to seller and $59,000 in payments made in connection with acquisitions.

Financing Activities. Cash provided by financing activities in the three months ended March 31, 2011 of $520,000 was primarily attributable to the $500,000 of borrowings under the revolving credit facility and $27,000 related to the issuance of shares made in connection with stock option exercises.

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

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 1 in the Notes to the Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2011, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2010.

Recent Accounting Pronouncements

In October 2009, the FASB issued update 2009-13, ASC 605, Revenue Recognition: Multiple-Deliverable Revenue Arrangements-a consensus of the FASB Emerging Issues Task Force.   The revised guidance provides for two significant changes to existing multiple element arrangement guidance.  The first relates to the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting.  This change is significant as it will likely result in the requirement to separate more deliverables within an arrangement, ultimately leading to less revenue deferral.  The second change modifies the manner in which the transaction consideration is allocated across the separately identifiable deliverables.  These changes are likely to result in earlier recognition of revenue for multiple-element arrangements than under previous guidance.  This standard is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The adoption of this standard did not have a material effect upon our consolidated results of operations or financial condition.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Foreign Currency Risk

A portion of our sales and earnings are attributable to operations conducted outside of the U.S. The U.S. dollar value of sales and earnings of these operations varies with currency exchange rate fluctuations. We believe a 10% fluctuation in the currency exchange rate would not have a significant effect on our consolidated statements of income or cash flows.

We do not use derivative financial instruments.

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

INNERWORKINGS, INC.

Date: May 10, 2011	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: May 10, 2011	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.