Form 10-Q
period 2011-06-30
INNERWORKINGS INC
filed 2011-08-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2011

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

Commission File Number 000-52170

INNERWORKINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5997364
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

As of August 8, 2011, the Registrant had 46,456,710 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

InnerWorkings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue	$120,471,286	$155,611,981	$232,683,832	$300,792,673
Cost of goods sold	91,431,674	119,269,983	176,711,690	231,122,765
Gross profit	29,039,612	36,341,998	55,972,142	69,669,908
Operating expenses:
Selling, general, and administrative expenses	22,172,634	27,711,286	44,177,058	54,701,523
Depreciation and amortization	2,215,219	2,472,456	4,332,844	4,894,501
Preference claim liability	-	950,000	-	950,000
Income from operations	4,651,759	5,208,256	7,462,240	9,123,884
Other income (expense):
Gain on sale of investment	802,548	998,325	1,525,930	1,977,826
Interest income	62,099	19,065	133,016	100,391
Interest expense	(543,704)	(464,308)	(784,396)	(1,060,293)
Other, net	(104,383)	(76,252)	(132,891)	(154,466)
Total other income	216,560	476,830	741,659	863,458
Income before taxes	4,868,319	5,685,086	8,203,899	9,987,342
Income tax expense	1,726,198	1,985,077	2,893,651	3,496,981
Net income	$3,142,121	$3,700,009	$5,310,248	$6,490,361

Basic earnings per share	$0.07	$0.08	$0.12	$0.14
Diluted earnings per share	$0.07	$0.08	$0.11	$0.13

See accompanying notes.

InnerWorkings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
	2010	2011
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$5,259,272	$7,975,429
Short-term investments	4,284,614	3,651,175
Accounts receivable, net of allowance for doubtful accounts of $3,610,977 and $3,349,047, respectively	85,654,403	102,727,882
Unbilled revenue	24,626,558	27,971,096
Inventories	9,674,961	12,387,029
Prepaid expenses	9,836,486	12,066,727
Advances to related parties	93,191	133,436
Deferred income taxes	307,396	571,627
Other current assets-	6,739,093	8,459,055
Total current assets	146,475,974	175,943,456
Property and equipment, net	9,887,004	10,613,100
Intangibles and other assets:
Goodwill	93,476,206	119,841,920
Intangible assets, net of accumulated amortization of $9,789,144 and $11,498,938, respectively	23,058,774	26,213,367
Deposits	435,154	416,246
Deferred income taxes	5,899,620	6,346,964
Other assets	692,048	519,469
	123,561,802	153,337,966
Total assets	$279,924,780	$339,894,522
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$55,604,566	$72,553,052
Advances from related parties	166,259	1,148,225
Current maturities of capital lease obligations	21,069	9,338
Due to seller	560,000	5,100,457
Customer deposits	414,050	502,168
Other liabilities	3,918,897	4,850,028
Accrued expenses	8,253,354	19,139,815
Total current liabilities	68,938,195	103,303,083
Revolving credit facility	47,400,000	53,900,000
Capital lease obligations, less current maturities	7,140	2,711
Other long-term liabilities	3,395,346	14,365,730
Total liabilities	119,740,681	171,571,524
Stockholders' equity:
Common stock, par value $0.0001 per share, 46,092,291 and 46,456,710, shares were issued and outstanding as of
December 31, 2010 and June 30, 2011, respectively	461	465
Additional paid-in capital	174,537,524	176,821,759
Treasury stock at cost	(74,307,200)	(74,307,200)
Accumulated other comprehensive income	2,934,381	2,298,680
Retained earnings	57,018,933	63,509,294
Total stockholders' equity	160,184,099	168,322,998
Total liabilities and stockholders' equity	$279,924,780	$339,894,522

See accompanying notes.

InnerWorkings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2010	2011

Cash flows from operating activities
Net income	$5,310,248	$6,490,361
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,449,153	1,317,834
Stock compensation expense	1,397,369	1,770,140
Excess tax benefit of stock options exercised	-	(288,705)
Depreciation and amortization	4,332,844	4,894,501
Deferred financing amortization	110,603	163,323
Gain on sale of investment	(1,525,930)	(1,977,826)
Bad debt provision	1,167,317	1,606,114
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(13,980,574)	(15,264,783)
Inventories	394,473	(1,485,691)
Prepaid expenses and other	4,283,216	(3,380,787)
Change in liabilities, net of acquisitions:
Accounts payable	654,851	7,108,815
Advances to related parties	140,639	941,721
Customer deposits	(2,868,543)	88,118
Accrued expenses and other	(859,067)	2,893,112
Net cash provided by operating activities	6,599	4,876,247
Cash flows from investing activities
Purchases of property and equipment	(2,757,864)	(4,223,484)
Proceeds from sale of marketable securities	1,533,118	1,987,206
Proceeds from sale of short-term investments	8,997,170	-
Payments for acquisitions, net of cash acquired	(6,040,738)	(6,864,604)
Net cash provided by (used in) investing activities	1,731,686	(9,100,882)
Cash flows from financing activities
Principal payments on capital lease obligations	(73,656)	(17,091)
Net borrowings (repayments) from revolving credit facility and short-term debt	(928,786)	6,500,000
Issuance of shares	-	225,393
Tax benefit of stock options exercised	(88,821)	288,705
Net cash provided by (used in) financing activities	(1,091,263)	6,997,007
Effect of exchange rate changes on cash and cash equivalents	(36,104)	(56,215)
Increase in cash and cash equivalents	610,918	2,716,157
Cash and cash equivalents, beginning of period	2,903,906	5,259,272
Cash and cash equivalents, end of period	$3,514,824	$7,975,429

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Six Months June 30, 2010 and 2011

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year of 2011. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2011.

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

     The following is a summary of the goodwill balance as of June 30:

Balance as of December 31, 2010	$93,476,206
Goodwill acquired related to 2011 acquisitions	20,467,909
Finalization of purchase accounting for prior year acquisitions	5,860,105
Foreign exchange effects	37,700
Balance as of June 30, 2011	$119,841,920

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following is a summary of the intangible assets:

	December 31, 2010	June 30, 2011	Weighted- Average Life
Customer lists	$28,548,856	$33,375,727	14.0 years
Noncompete agreements	1,000,016	1,010,217	4.0 years
Trade names	3,260,590	3,287,905	12.5 years
Patents	38,456	38,456	10.0 years

	32,847,918	37,712,305
Less accumulated amortization	(9,789,144)	(11,498,938)

Intangible assets, net	$23,058,774	$26,213,367

Amortization expense related to these intangible assets was $837,722 and $1,709,794 for the three and six month periods ended June 30, 2011, respectively, and $772,237 and $1,311,223 for the three and six month periods ended June 30, 2010, respectively.

The estimated amortization expense for the next five years is as follows:

2011	$1,581,709
2012	2,865,326
2013	2,597,745
2014	2,418,682
2015	2,274,867
Thereafter	14,475,038

$26,213,367

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Acquisitions

During 2011, the Company acquired companies that provide procurement and production management of printed and promotional products.  The initial purchase price for these acquisitions totaled $5,281,387, net of cash acquired.  As a result of these acquisitions, the Company broadened its geographic resources and added sales executives and their corresponding production teams.  None of these acquisitions were material individually or in the aggregate.  Pro forma results of these acquisitions in 2011 have not been included as these acquisitions do not have a material impact in the Company's financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  At June 30, 2011, the purchase price allocations for these acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about their fair value of assets and liabilities becomes available.

Accounts receivable	$6,700,379
Inventory	1,171,710
Other assets	460,093
Customer list	4,748,443
Goodwill	20,467,909
Accounts payable	(9,643,822)
Other current liabilities	(2,278,759)
Contingent consideration liability	(16,185,120)

Net purchase price	$5,281,387

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $502,313 and $1,002,313 related to these agreements in the three and six month periods ended June 30, 2011, respectively.  Total remaining potential contingent payments under these agreements amount to $15,008,790 as of June 30, 2011. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. As of June 30, 2011, this amount is $21,212,962, of which $14,365,730 is included in other long-term liabilities on the balance sheet and the remainder is included in accrued expenses.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of June 30, 2011, the potential contingent payments are payable in the years as follows:

2011	$13,407,903
2012	9,803,824
2013	5,888,990
2014	5,114,580
2015	2,006,455

$36,221,752

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements. The Company’s investments in cash equivalents and available-for-sale securities are carried at fair value. See Notes 5 and 6 for additional information on fair value measurements.

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

During the six month periods ended June 30, 2011 and 2010, the Company issued 618,374 and 286,877 options, respectively, to various employees of the Company. In addition, during the six month periods ended June 30, 2011 and 2010, the Company granted 271,594 and 546,681 restricted common shares, respectively, to employees. During the six month periods ended June 30, 2011 and 2010, 321,186 and 31,862 options were exercised and restricted common shares vested, respectively, 206,528 and 729 of which were exercised and vested during the three month periods ended June 30, 2011 and 2010, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,770,140 and $1,397,369 in compensation expense for the six month periods ended June 30, 2011 and 2010, respectively.

The following assumptions were utilized in the valuation for options granted in 2010 and 2011:

	2010	2011
Dividend yield	—%	—%
Risk-free interest rate	3.13-3.25%	2.19-2.90%
Expected life	7 years	7 years
Volatility	47.5%	47.5%

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and six months ended June 30, 2011, 1,422,748 and 1,527,621 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and six months ended June 30, 2010, 1,735,394 and 1,760,394 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.  The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2010 and 2011 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Numerator:
Net income	$3,142,121	$3,700,009	$5,310,248	$6,490,361

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,659,907	46,433,846	45,656,230	46,281,531
Effect of dilutive securities:
Employee stock options and restricted common shares	1,916,421	1,985,804	1,827,816	2,094,085

Denominator for dilutive earnings per share	47,576,328	48,419,650	47,484,046	48,375,616

Basic earnings per share	$0.07	$0.08	$0.12	$0.14

Diluted earnings per share	$0.07	$0.08	$0.11	$0.13

3.	Comprehensive Income
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income	$3,142,121	$3,700,009	$5,310,248	$6,490,361
Other comprehensive income (loss):
Change in unrealized gain (loss) on marketable securities, net of tax	(677,387)	(201,356)	(991,830)	(641,749)
Change in foreign currency translation adjustment	(3,073)	(192,252)	(241,825)	6,048

Total comprehensive income	$2,461,661	$3,306,401	$4,076,593	$5,854,660

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Related Party

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

During the three months ended June 30, 2011, the Company sold 64,665 of its shares of Echo’s common stock for $1,002,361 and recorded a gain on sale of investment of $998,325.  During the six months ended June 30, 2011, the Company sold 150,165 of its shares of Echo’s common stock for $1,987,206 and recorded a gain on sale of investment of $1,977,826. Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering.  At December 31, 2010 and June 30, 2011, the Company owned 355,865 and 205,700 shares of Echo’s common stock, respectively.

Agreements and Services with Related Parties

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and six months ended June 30, 2011 were approximately $21,000 and $40,000, respectively.  For the three and six months ended June 30, 2010, the company billed approximately $16,000 and $24,000, respectively.   In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $1.2 million and $3.1 million for the three and six months ended June 30, 2011, respectively.  For the three and six months ended June 30, 2010, Echo billed the Company approximately $1.6 million and $3.2 million, respectively.  The net amount payable to Echo at June 30, 2011 was $1,014,789.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At June 30, 2011, the Company’s financial assets relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be included in other income. At June 30, 2011, the Company’s investment in Echo, which has a cost basis of $52,092, was carried at fair value of $3,651,175. The unrealized gain of $3,599,083 is included in accumulated other comprehensive income, net of tax of $1,441,792.

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

 The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of June 30, 2011.  The fair value of these liabilities are estimated using a present value analysis as of June 30, 2011.  This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,663,831	$1,663,831	$—	$—
Available for sale securities(2)	3,651,175	3,651,175	—	—

Total assets	$5,315,006	$5,315,006	$—	$—

Liabilities:
Due to seller (3)	$(21,212,962)	$—	$—	$(21,212,962)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.
(3)	Included in other long-term liabilities and accrued expenses on the balance sheet.

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Due to Seller
Balance at December 31, 2010	$(4,917,442)
Contingent earnout payments - acquisitions	(16,344,566)
Payments made to seller	310,000
Contingent earnout payments - change in fair value (1)	(260,954)

Balance as of June 30, 2011	$(21,212,962)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements.

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Commitments and Contingencies

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust, filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008.  The Company has accrued a loss reserve of $950,000 related to this claim.  Management believes that the Company has an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

8.	Recently Issued Accounting Pronouncements

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on its financial statements.

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

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $300.8 million and $232.7 million during the six months ended June 30, 2011 and 2010, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis.  During the six months ended June 30, 2011, enterprise clients accounted for 75% of our revenue, while transactional clients accounted for 25% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the six months ended June 30, 2011 and 2010 was $69.7 million and $56.0 million, or 23.2% of revenue and 24.1% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.2% and 19.0% for the six months ended June 30, 2011 and 2010, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $3.2 million as of June 30, 2011 from $3.5 million as of December 31, 2010.

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

Our income from operations for the six months ended June 30, 2011 and 2010 was $9.1 million and $7.5 million, respectively.

Comparison of three months ended June 30, 2011 and 2010

Revenue

Our revenue increased by $35.1 million, or 29.2%, from $120.5 million during the three months ended June 30, 2010 to $155.6 million during the three months ended June 30, 2011. The revenue growth reflects an increase in the number of enterprise clients. Our revenue from enterprise clients increased by $26.9 million, or 30.5%, from $88.3 million during the three months ended June 30, 2010 to $115.2 million during the three months ended June 30, 2011. The increase in enterprise revenue is due to an increase in enterprise clients and the addition of our South American operations acquired during the first quarter of 2011. Revenue from transactional clients increased by $8.2 million, or 25.5%, from $32.2 million during the three months ended June 30, 2010 to $40.4 million during the three months ended June 30, 2011.  This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business.

Cost of goods sold

Our cost of goods sold increased by $27.8 million, or 30.4%, from $91.4 million during the three months ended June 30, 2010 to $119.3 million during the three months ended June 30, 2011. The increase is a result of the revenue growth during the three months ended June 30, 2011. Our cost of goods sold as a percentage of revenue increased slightly from 75.9% during the three months ended June 30, 2010 to 76.6% during the three months ended June 30, 2011.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.1% during the three months ended June 30, 2010 to 23.4% during the three months ended June 30, 2011. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of our South American operations during the first quarter of 2011, which have lower gross margins than our United States operations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.5 million, or 25.0%, from $22.2 million during the three months ended June 30, 2010 to $27.7 million during the three months ended June 30, 2011. As a percentage of revenue, selling, general and administrativ expenses decreased from 18.4% for the three months ended June 30, 2010 to 17.8% for the three months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $257,000, or 11.6%, from $2.2 million during the three months ended June 30, 2010 to $2.5 million during the three months ended June 30, 2011. The increase in depreciation expense is primarily attributable to the purchase of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use.  The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $556,000, or 12.0%, from $4.7 million during the three months ended June 30, 2010 to $5.2 million during the three months ended June 30, 2011. As a percentage of revenue, income from operations decreased from 3.9% during the three months ended June 30, 2010 to 3.3% during the three months ended June 30, 2011. The decrease in income from operations as a percentage of revenue is a result of the recording of a $950,000 preference claim liability during the three months ended June 30, 2011 related to a client bankruptcy in 2008.

Other income and expense

Other income increased by $260,000, or 120.2%, from $217,000 for the three months ended June 30, 2010 to $477,000 during the three months ended June 30, 2011. The increase is primarily due to lower interest expense and an increase on gain in sale of Echo shares.

Income tax expense

Income tax expense increased by $259,000 from $1.7 million during the three months ended June 30, 2010 to $2.0 million during the three months ended June 30, 2011. Our effective tax rate was 35.5% and 34.9% for the three month periods ended June 30, 2010 and 2011, respectively.

Net income

Net income increased by $558,000, or 17.8%, from $3.1 million during the three months ended June 30, 2010 to $3.7 million during the three months ended June 30, 2011. Net income as a percentage of revenue was 2.6% and 2.4% for the three months ended June 30, 2010 and 2011, respectively.

Comparison of six months ended June 30, 2011 and 2010

Revenue

Our revenue increased by $68.1 million, or 29.3%, from $232.7 million during the six months ended June 30, 2010 to $300.8 million during the six months ended June 30, 2011. Our revenue from enterprise clients increased by $55.7 million, or 32.8%, from $169.7 million during the six months ended June 30, 2010 to $225.3 million during the six months ended June 30, 2011. The increase in enterprise revenue is due to an increase in enterprise clients and the addition of our South American operations acquired during the first quarter of 2011. Revenue from transactional clients increased by $12.4 million, or 19.7%, from $63.0 million during the six months ended June 30, 2010 to $75.4 million during the six months ended June 30, 2011.  This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business.

Cost of goods sold

Our cost of goods sold increased by $54.4 million, or 30.8%, from $176.7 million during the six months ended June 30, 2010 to $231.1 million during the six months ended June 30, 2011. The increase reflects the revenue growth during the six months ended June 30, 2011. Our cost of goods sold as a percentage of revenue increased slightly from 75.9% during the six months ended June 30, 2010 to 76.8% during the six months ended June 30, 2011.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.1% during the six months ended June 30, 2010 to 23.2% during the six months ended June 30, 2011. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of our South American operations during the first quarter of 2011, which have lower gross margins than our United States operations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.5 million, or 23.8%, from $44.2 million during the six months ended June 30, 2010 to $54.7 million during the six months ended June 30, 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.0% for the six months ended June 30, 2010 to 18.2% for the six months ended June 30, 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $562,000, or 13.0%, from $4.3 million during the six months ended June 30, 2010 to $4.9 million during the six months ended June 30, 2011. The increase in depreciation expense is primarily attributable to the purchase of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use.  The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $1.7 million, or 22.3%, from $7.5 million during the six months ended June 30, 2010 to $9.1 million during the six months ended June 30, 2011. As a percentage of revenue, income from operations decreased from 3.2% during the six months ended June 30, 2010 to 3.0% during the six months ended June 30, 2011. The decrease in income from operations as a percentage of revenue is a result of the recording of a $950,000 preference claim liability related to 2008 during the three months ended June 30, 2011.

Other income and expense

Other income and expense increased by $122,000 from $742,000 during the six months ended June 30, 2010 to $863,000 during the six months ended June 30, 2011. The increase is primarily due to an increase in gain on sale of Echo shares, offset by an increase in interest expense.

Income tax expense

Income tax expense increased by $603,000 from $2.9 million during the six months ended June 30, 2010 to $3.5 million during the six months ended June 30, 2011. Our effective tax rate was 35.3% and 35.0% for the six month periods ended June 30, 2010 and 2011, respectively.

Net income

Net income increased by $1.2 million, or 22.2%, from $5.3 million during the six months ended June 30, 2010 to $6.5 million during the six months ended June 30, 2011. Net income as a percentage of revenue was 2.3% and 2.2% for the six month periods ended June 30, 2010 and 2011, respectively.

 Liquidity and Capital Resources

At June 30, 2011, we had $8.0 million of cash and cash equivalents and $3.7 million in available-for-sale securities.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2011 was $4.9 million and consisted of net income of $6.5 million and $7.5 million of non-cash items, offset by $9.1 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $15.3 million, offset by an increase in accounts payable of $7.1 million.

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

Investing Activities. Cash used in investing activities in the six months ended June 30, 2011 of $9.1 million was attributable to the proceeds on sale of Echo shares of $2.0 million, offset by capital expenditures of $4.2 million and $6.9 million in payments made in connection with acquisitions.

Cash provided by investing activities in the six months ended June 30, 2010 of $1.7 million was attributable to the proceeds on sale of marketable securities of $9.0 million and proceeds on sale of Echo shares of $1.5 million, offset by a $6.0 million in payments made in connection with acquisitions and capital expenditures of $2.8 million.

Financing Activities. Cash provided by financing activities in the six months ended June 30, 2011 of $7.0 million was primarily attributable to $6.5 million of borrowings under the revolving credit facility, $289,000 excess tax benefit related to the issuance of shares made in connection with stock option exercises and $225,000 from the issuance of shares.

Cash used in financing activities in the six months ended June 30, 2010 of $1.1 million was primarily attributable to $929,000 in repayments of borrowings under the revolving credit facility and short-term debt, $89,000 in excess tax benefit from restricted common shares and $74,000 in principal payments made on capital leases.

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

Critical Accounting Policies and Estimates

As of June 30, 2011, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2010.

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on our financial statements.

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

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust, filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008.  We have accrued a loss reserve of $950,000 related to this claim.  Management believes that we  have an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on our financial statements.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.	Exhibits

Exhibit No	Description of Exhibit
10.1 *
InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 16, 2011 (incorporated by reference to Annex B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2011).

10.2 *
InnerWorkings, Inc. Annual Incentive Plan, as amended effective April 27, 2011 (incorporated by reference to Annex A to the Compnay's Definitive Proxy Statement filed with the Securities Exchange Commission on April 29, 2011).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows and (iv) notes to the unaudited consolidated financial statements (unaudited).

*	Management contract or compensatory plan or arrangement

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 9, 2011	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: August 9, 2011	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1 *
InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 16, 2011 (incorporated by reference to Annex B to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on April 29, 2011).

10.2 *
InnerWorkings, Inc. Annual Incentive Plan, as amended effective April 27, 2011 (incorporated by reference to Annex A to the Compnay's Definitive Proxy Statement filed with the Securities Exchange Commission on April 29, 2011).

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

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows and (iv) notes to the unaudited consolidated financial statements (unaudited).

*	Management contract or compensatory plan or arrangement