Form 10-Q
period 2011-09-30
INNERWORKINGS INC
filed 2011-11-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

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

As of November 9, 2011, the Registrant had 46,539,158 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.       Condensed Consolidated Financial Statements

InnerWorkings, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue	$119,130,589	$157,818,904	$351,814,421	$458,611,577
Cost of goods sold	90,621,581	120,726,113	267,333,271	351,848,878
Gross profit	28,509,008	37,092,791	84,481,150	106,762,699
Operating expenses:
Selling, general, and administrative expenses	23,089,731	28,664,137	67,266,789	83,365,659
Depreciation and amortization	2,259,201	2,495,323	6,592,045	7,389,824
Preference claim charge	-	-	-	950,000
Income from operations	3,160,076	5,933,331	10,622,316	15,057,216
Other income (expense):
Gain on sale of investment	1,002,078	982,201	2,528,008	2,960,027
Interest income	17,646	1,885	150,662	102,277
Interest expense	(454,198)	(494,511)	(1,238,594)	(1,554,805)
Other, net	(81,461)	(56,689)	(214,352)	(211,156)
Total other income	484,065	432,886	1,225,724	1,296,343
Income before taxes	3,644,141	6,366,217	11,848,040	16,353,559
Income tax expense	1,279,056	2,228,176	4,172,707	5,725,157
Net income	$2,365,085	$4,138,041	$7,675,333	$10,628,402

Basic earnings per share	$0.05	$0.09	$0.17	$0.23
Diluted earnings per share	$0.05	$0.09	$0.16	$0.22

See accompanying notes.

InnerWorkings, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2010	2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,259,272	$9,577,286
Short-term investments	4,284,614	1,750,147
Accounts receivable, net of allowance for doubtful accounts of $3,610,977 and $3,239,005, respectively	85,110,289	104,954,916
Unbilled revenue	24,626,558	30,965,531
Inventories	9,674,961	20,050,654
Prepaid expenses	9,836,486	10,727,255
Advances to related parties	93,191	148,416
Deferred income taxes	307,396	1,653,261
Other current assets	7,283,207	20,527,895
Total current assets	146,475,974	200,355,361
Property and equipment, net	9,887,004	10,501,437
Intangibles and other assets:
Goodwill	93,476,206	131,293,751
Intangible assets, net of accumulated amortization of $9,789,144 and $12,359,286, respectively	23,058,774	27,206,425
Deposits	435,154	405,658
Deferred income taxes	5,899,620	6,236,530
Other assets	692,048	468,665
	123,561,802	165,611,029
Total assets	$279,924,780	$376,467,827
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$55,604,566	$96,358,716
Advances from related parties	166,259	2,008
Current maturities of capital lease obligations	21,069	2,002
Due to seller	560,000	10,077,567
Customer deposits	414,050	451,478
Other liabilities	3,918,897	5,000,948
Accrued expenses	8,253,354	21,702,134
Total current liabilities	68,938,195	133,594,853
Revolving credit facility	47,400,000	53,200,000
Capital lease obligations, less current maturities	7,140	-
Other long-term liabilities	3,395,346	16,834,269
Total liabilities	119,740,681	203,629,122
Stockholders' equity:
Common stock, par value $0.0001 per share, 57,269,604 and 57,716,471 shares issued; 46,092,291 and 46,539,158 shares outstanding as of December 31, 2010 and September 30, 2011, respectively	461	465
Additional paid-in capital	174,537,524	178,134,257
Treasury stock at cost, 11,177,313 and 11,143,979 shares as of December 31, 2010 and September 30, 2011, respectively	(74,307,200)	(73,931,526)
Accumulated other comprehensive income	2,934,381	1,163,844
Retained earnings	57,018,933	67,471,665
Total stockholders' equity	160,184,099	172,838,705
Total liabilities and stockholders' equity	$279,924,780	$376,467,827

See accompanying notes.

InnerWorkings, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2010	2011
	(Unaudited)
Cash flows from operating activities
Net income	$7,675,333	$10,628,402
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,239,425	(1,417,452)
Stock compensation expense	2,269,540	2,889,030
Excess tax benefit of stock options exercised	-	(666,716)
Depreciation and amortization	6,592,045	7,389,824
Deferred financing amortization	189,757	214,128
Gain on sale of investment	(2,528,009)	(2,960,027)
Bad debt provision	1,811,699	1,946,715
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(25,498,352)	(16,898,021)
Inventories	(3,350,843)	(9,245,586)
Prepaid expenses and other	3,546,420	(13,709,574)
Change in liabilities, net of acquisitions:
Accounts payable	12,494,483	26,440,824
Advances from related parties	374,011	(204,496)
Customer deposits	(2,800,111)	37,428
Accrued expenses and other	59,262	12,578,777
Net cash provided by operating activities	2,074,660	17,023,256
Cash flows from investing activities
Purchases of property and equipment	(3,880,815)	(5,728,182)
Proceeds from sale of marketable securities	2,540,047	2,974,039
Proceeds from sale of short-term investments	13,818,771	-
Payments for acquisitions, net of cash acquired	(11,095,849)	(16,485,659)
Net cash provided by (used in) investing activities	1,382,154	(19,239,802)
Cash flows from financing activities
Principal payments on capital lease obligations	(99,681)	(26,862)
Deferred financing expense	(633,600)	-
Net borrowings (repayments) from revolving credit facility and short-term debt	(98,107)	5,800,000
Issuance of shares	-	240,993
Tax benefit of stock options exercised	(5,233)	666,716
Net cash provided by (used in) financing activities	(836,621)	6,680,847
Effect of exchange rate changes on cash and cash equivalents	19,746	(146,289)
Increase in cash and cash equivalents	2,639,939	4,318,013
Cash and cash equivalents, beginning of period	2,903,906	5,259,272
Cash and cash equivalents, end of period	$5,543,845	$9,577,286

See accompanying notes.

InnerWorkings, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine months September 30, 2010 and 2011

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (U.S. GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year of 2011. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2010 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 2, 2011.

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

     The following is a summary of the goodwill balance as of September 30:

Balance as of December 31, 2010	$93,476,206
Goodwill acquired related to 2011 acquisitions	25,930,084
Finalization of purchase accounting for prior year acquisitions	11,876,678
Foreign exchange effects	10,783
Balance as of September 30, 2011	$131,293,751

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

The following is a summary of the intangible assets:

	December 31, 2010	September 30, 2011	Weighted- Average Life
Customer lists	$28,548,856	$35,229,133	14.1 years
Noncompete agreements	1,000,016	1,010,217	4.0 years
Trade names	3,260,590	3,287,905	12.5 years
Patents	38,456	38,456	10.0 years

	32,847,918	39,565,711
Less accumulated amortization	(9,789,144)	(12,359,286)

Intangible assets, net	$23,058,774	$27,206,425

Amortization expense related to these intangible assets was $888,891 and $2,567,923 for the three and nine month periods ended September 30, 2011, respectively, and $789,039 and $2,271,299 for the three and nine month periods ended September 30, 2010, respectively.

The estimated amortization expense for the next five years is as follows:

2011	$844,188
2012	3,212,714
2013	2,834,169
2014	2,556,637
2015	2,429,559
Thereafter	15,329,158

$27,206,425

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Acquisitions

During 2011, the Company acquired companies that provide procurement and production management of printed and promotional products.  The initial purchase price for these acquisitions totaled $9,598,651, net of cash acquired.  As a result of these acquisitions, the Company broadened its geographic resources and added sales executives and their corresponding production teams.  None of these acquisitions were material individually or in the aggregate.  Pro forma results of these acquisitions in 2011 have not been included as these acquisitions do not have a material impact in the Company's financial statements.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.  At September 30, 2011, the purchase price allocations for these acquisitions are preliminary and subject to change as more detailed analysis are completed and additional information about their fair value of assets and liabilities becomes available.

Accounts receivable	$11,727,313
Inventory	1,171,710
Other assets	951,556
Customer list	6,684,637
Goodwill	25,930,084
Accounts payable	(14,254,014)
Other current liabilities	(2,520,188)
Contingent consideration liability	(20,092,447)

Net purchase price	$9,598,651

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to December 31, 2008, contingent consideration payments will be recorded as additional purchase price. The Company paid $5,163,238 and $6,165,551 related to these agreements in the three and nine month periods ended September 30, 2011, respectively.  Total remaining potential contingent payments under these agreements amount to $9,042,974 as of September 30, 2011. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price. As of September 30, 2011, this amount is $24,507,583, of which $16,834,269 is included in other long-term liabilities on the balance sheet and the remainder is included in accrued expenses.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

As of September 30, 2011, the potential contingent payments are payable in the years as follows:

2011	$10,285,282
2012	10,634,904
2013	7,095,557
2014	4,630,641
2015	904,173

$33,550,557

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

Stock-Based Compensation

Since January 1, 2006, the Company has accounted for non-vested equity awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is based on the difference, if any, on the grant date between the estimated fair value of the Company stock and the exercise price of the options to purchase that stock. The compensation expense is then amortized over the vesting period of the stock options. All stock-based compensation expense is recorded net of an estimated forfeiture rate. The forfeiture rate is based upon historical activity and is analyzed annually and as actual forfeitures occur.

During the nine month periods ended September 30, 2011 and 2010, the Company issued 857,276 and 332,877 options, respectively, to employees. In addition, during the nine month periods ended September 30, 2011 and 2010, the Company granted 386,702 and 569,181 restricted common shares, respectively, to employees. During the nine month periods ended September 30, 2011 and 2010, 480,200 and 52,301 options were exercised and restricted common shares vested, respectively, 82,448 and 20,439 of which were exercised and vested during the three month periods ended September 30, 2011 and 2010, respectively. Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $2,889,030 and $2,269,540 in compensation expense for the nine month periods ended September 30, 2011 and 2010, respectively.

The following assumptions were utilized in the valuation for options granted in 2010 and 2011:

	2010	2011
Dividend yield	—%	—%
Risk-free interest rate	2.00-3.25%	1.39-2.90%
Expected life	7 years	7 years
Volatility	47.5%	47.5%

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and nine months ended September 30, 2011, respectively, 1,720,277 and 1,764,178 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and nine months ended September 30, 2010, respectively, 1,764,421 and 1,858,508 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.  The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2010 and 2011 are as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2011	2010	2011
Numerator:
Net income	$2,365,085	$4,138,041	$7,675,333	$10,628,402

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,677,807	46,456,980	45,663,658	46,350,258
Effect of dilutive securities:
Employee stock options and restricted common shares	1,960,185	2,028,504	1,869,318	2,071,650

Denominator for dilutive earnings per share	47,637,992	48,485,484	47,532,976	48,421,908

Basic earnings per share	$0.05	$0.09	$0.17	$0.23

Diluted earnings per share	$0.05	$0.09	$0.16	$0.22

3.	Comprehensive Income

	Three Months Ended September 30,		Nine months Ended September 30,
	2010	2011	2010	2011
Net income	$2,365,085	$4,138,041	$7,675,333	$10,628,402
Other comprehensive income:
Change in unrealized gain on marketable securities, net of tax	(418,871)	(1,136,700)	(1,410,701)	(1,778,449)
Change in foreign currency translation adjustment	354,017	1,864	112,192	7,912

Total comprehensive income	$2,300,231	$3,003,205	$6,376,824	$8,857,865

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Related Party

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

During the three months ended September 30, 2011, the Company sold 74,110 of its shares of Echo’s common stock for $986,833 and recorded a gain on sale of investment of $982,201.  During the nine months ended September 30, 2011, the Company sold 224,275 of its shares of Echo’s common stock for $2,974,039 and recorded a gain on sale of investment of $2,960,027. Beginning September 30, 2009, the Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 5 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering.  At December 31, 2010 and September 30, 2011, the Company owned 355,865 and 131,590 shares of Echo’s common stock, respectively.

Agreements and Services with Echo

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2011 were approximately $16,000 and $57,000, respectively.  For the three and nine months ended September 30, 2010, the company billed approximately $17,000 and $40,000, respectively.   In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $3.1 million and $6.1 million for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, Echo billed the Company approximately $2.3 million and $5.5 million, respectively.  The net amount receivable from Echo at September 30, 2011 was $146,408.

5.	Valuation of Equity Investments

As discussed in Note 1, Fair Value of Financial Instruments, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At September 30, 2011, the Company’s financial assets relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be determined using the specific identification method and included in other income. At September 30, 2011, the Company’s investment in Echo, which has a cost basis of $47,461, was carried at fair value of $1,750,147. The unrealized gain of $1,702,686 is included in accumulated other comprehensive income, net of tax of $682,096.

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

 The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of September 30, 2011.  The fair value of these liabilities are estimated using a present value analysis as of September 30, 2011.  This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2011:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,664,345	$1,664,345	$—	$—
Available for sale securities(2)	1,750,147	1,750,147	—	—

Total assets	$6,979,351	$6,979,351	$—	$—

Liabilities:
Due to seller (3)	$(24,507,583)	$—	$—	$(24,507,583)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.
(3)	Included in other long-term liabilities and accrued expenses on the balance sheet.

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

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Due to Seller
Balance at December 31, 2010	$(4,917,442)
Contingent earnout payments - acquisitions	(20,092,447)
Payments made to seller	610,000
Contingent earnout payments - change in fair value (1)	(107,694)

Balance as of September 30, 2011	$(24,507,583)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements.

InnerWorkings, Inc.
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Commitments and Contingencies

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is currently evaluating the impact of adopting this guidance on the presentation of its financial statements.

9.	Subsequent Event

On October 24, 2011, the Company acquired Productions Graphics, a leading international print management firm, headquartered in Paris, France, with offices in countries throughout Continental Europe, including France, Hungary, Germany, Spain and Italy. The aggregate purchase price for this acquisition is an amount up to €67,911,000 (the “Consideration”).  The Consideration will be payable as follows: (A) €4,191,000 paid in cash at closing, subject to a working capital adjustment; (B) the issuance within 60 days of closing of a number of shares of Company Common Stock equal to €1,620,000; provided, however, that, if such shares are not registered for resale pursuant to an effective registration statement under the Securities Act of 1933, as amended, within 60 days of closing, the Company will instead pay €1,620,000 in cash; and (C) up to €62,100,000 to be paid seventy percent (70%) in cash and thirty percent (30%) in shares of Company Common Stock if certain financial milestones are achieved during certain measurement periods between October 1, 2011 and December 31, 2015.  As a result of this acquisition, the Company continues to broaden its global geographic resources throughout Continental Europe and has added over 70 employees, including sales executives and their corresponding production teams.  The purchase price allocation is not yet finalized and will be prepared during the fourth quarter.  Results of operations for Productions Graphics will be included in our consolidated financial statements from the date of acquisition.

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

We maintain sales offices in the United States, South America and Europe. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and Europe. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $458.6 million and $351.8 million during the nine months ended September 30, 2011 and 2010, respectively. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis.  During the nine months ended September 30, 2011, enterprise clients accounted for 75% of our revenue, while transactional clients accounted for 25% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our transactional jobs. Our gross profit for the nine months ended September 30, 2011 and 2010 was $106.8 million and $84.5 million, or 23.3% of revenue and 24.0% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.2% and 19.1% for the nine months ended September 30, 2011 and 2010, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $3.6 million as of September 30, 2011 from $3.5 million as of December 31, 2010.

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

Our income from operations for the nine months ended September 30, 2011 and 2010 was $15.1 million and $10.6 million, respectively.

Comparison of three months ended September 30, 2011 and 2010

Revenue

Our revenue increased by $38.7 million, or 32.5%, from $119.1 million during the three months ended September 30, 2010 to $157.8 million during the three months ended September 30, 2011. The revenue growth reflects an increase in the number of enterprise clients. Our revenue from enterprise clients increased by $26.0 million, or 29.4%, from $88.1 million during the three months ended September 30, 2010 to $114.1 million during the three months ended September 30, 2011. The increase in enterprise revenue is due to an increase in enterprise clients and the addition of our South American operations acquired during the first quarter of 2011. Revenue from transactional clients increased by $12.7 million, or 41.1%, from $31.0 million during the three months ended September 30, 2010 to $43.7 million during the three months ended September 30, 2011.  This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business.

Cost of goods sold

Our cost of goods sold increased by $30.1 million, or 33.2%, from $90.6 million during the three months ended September 30, 2010 to $120.7 million during the three months ended September 30, 2011. The increase is a result of the revenue growth during the three months ended September, 2011. Our cost of goods sold as a percentage of revenue increased slightly from 76.1% during the three months ended September 30, 2010 to 76.5% during the three months ended September 30, 2011.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 23.9% during the three months ended September 30, 2010 to 23.5% during the three months ended September 30, 2011. The decrease is primarily the result of the addition of our South American operations during the first quarter of 2011, which have lower gross margins than our United States operations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.6 million, or 24.1%, from $23.1 million during the three months ended September 30, 2010 to $28.7 million during the three months ended September 30, 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.4% for the three months ended September 30, 2010 to 18.2% for the three months ended September 30, 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $236,000, or 10.5%, from $2.3 million during the three months ended September 30, 2010 to $2.5 million during the three months ended September 30, 2011. The increase in depreciation expense is primarily attributable to the purchase of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use.  The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $2.8 million, or 87.8%, from $3.2 million during the three months ended September 30, 2010 to $5.9 million during the three months ended September 30, 2011. As a percentage of revenue, income from operations increased from 2.7% during the three months ended September 30, 2010 to 3.8% during the three months ended September 30, 2011. The increase in income from operations as a percentage of revenue is a result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income decreased by $51,000, or 10.6%, from $484,000 for the three months ended September 30, 2010 to $433,000 during the three months ended September 30, 2011. The decrease is primarily due to an increase in interest expense and a decrease in gain on sale of Echo shares.

Income tax expense

Income tax expense increased by $949,000 from $1.3 million during the three months ended September 30, 2010 to $2.2 million during the three months ended September 30, 2011. Our effective tax rate was 35.1% and 35.0% for the three month periods ended September 30, 2010 and 2011, respectively.

Net income

Net income increased by $1.8 million, or 75.0%, from $2.4 million during the three months ended September 30, 2010 to $4.1 million during the three months ended September 30, 2011. Net income as a percentage of revenue was 2.0% and 2.6% for the three months ended September 30, 2010 and 2011, respectively, due primarily to the decrease in selling, general and administrative expenses as a percentage of revenue which is discussed above.

Comparison of nine months ended September 30, 2011 and 2010

Revenue

Our revenue increased by $106.8 million, or 30.4%, from $351.8 million during the nine months ended September 30, 2010 to $458.6 million during the nine months ended September 30, 2011. Of this increase, 17% was from organic growth. Our revenue from enterprise clients increased by $81.4 million, or 31.1%, from $261.7 million during the nine months ended September 30, 2010 to $343.1 million during the nine months ended September 30, 2011. The increase in enterprise revenue is due to an increase in enterprise clients and the addition of our South American operations acquired during the first quarter of 2011. Revenue from transactional clients increased by $25.4 million, or 28.2%, from $90.1 million during the nine months ended September 30, 2010 to $115.6 million during the nine months ended September 30, 2011.  This increase in revenue is largely the result of our growth initiatives in the areas of an outbound call center and internet sales and efforts to hire or acquire experienced sales executives with existing books of business.

Cost of goods sold

Our cost of goods sold increased by $84.5 million, or 31.6%, from $267.3 million during the nine months ended September 30, 2010 to $351.8 million during the nine months ended September 30, 2011. The increase reflects the revenue growth during the nine months ended September 30, 2011. Our cost of goods sold as a percentage of revenue increased slightly from 76.0% during the nine months ended September 30, 2010 to 76.7% during the nine months ended September 30, 2011.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 24.0% during the nine months ended September 30, 2010 to 23.3% during the nine months ended September 30, 2011. The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of our South American operations during the first quarter of 2011, which have lower gross margins than our United States operations.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $16.1 million, or 23.9%, from $67.3 million during the nine months ended September 30, 2010 to $83.4 million during the nine months ended September 30, 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.1% for the nine months ended September 30, 2010 to 18.2% for the nine months ended September 30, 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.  The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense increased by $798,000, or 12.1%, from $6.6 million during the nine months ended September 30, 2010 to $7.4 million during the nine months ended September 30, 2011. The increase in depreciation expense is primarily attributable to the purchase of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use.  The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $4.4 million, or 41.8%, from $10.6 million during the nine months ended September 30, 2010 to $15.1 million during the nine months ended September 30, 2011. As a percentage of revenue, income from operations increased from 3.0% during the nine months ended September 30, 2010 to 3.3% during the nine months ended September 30, 2011.

Other income and expense

Other income and expense increased by $71,000 from $1.2 million during the nine months ended September 30, 2010 to $1.3 million during the nine months ended September 30, 2011. The increase is primarily due to an increase in gain on sale of Echo shares, offset by an increase in interest expense.

Income tax expense

Income tax expense increased by $1.6 million from $4.2 million during the nine months ended September 30, 2010 to $5.7 million during the nine months ended September 30, 2011. Our effective tax rate was 35.2% and 35.0% for the nine month periods ended September 30, 2010 and 2011, respectively.

Net income

Net income increased by $3.0 million, or 38.5%, from $7.7 million during the nine months ended September 30, 2010 to $10.6 million during the nine months ended September 30, 2011. Net income as a percentage of revenue was 2.2% and 2.3% for the nine month periods ended September 30, 2010 and 2011, respectively.

  Liquidity and Capital Resources

At September 30, 2011, we had $9.6 million of cash and cash equivalents and $1.8 million in available-for-sale securities.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2011 was $17.0 million and consisted of net income of $10.6 million and $8.3 million of non-cash items, offset by $1.9 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $16.9 million and prepaid expenses and other of $13.7 million, offset by an increase in accounts payable of $26.4 million.

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

            Investing Activities. Cash used in investing activities in the nine months ended September 30, 2011 of $19.2 million was attributable to the proceeds on sale of Echo shares of $3.0 million, offset by capital expenditures of $5.7 million and $16.5 million in payments made in connection with acquisitions.

Cash provided by investing activities in the nine months ended September 30, 2010 of $1.4 million was attributable to the proceeds on sale of marketable securities of $13.8 million and proceeds on sale of Echo shares of $2.5 million, offset by $11.1 million in payments made in connection with acquisitions and capital expenditures of $3.9 million.

Financing Activities. Cash provided by financing activities in the nine months ended September 30, 2011 of $6.7 million was primarily attributable to $5.8 million of borrowings under the revolving credit facility, $667,000 excess tax benefit related to the issuance of shares made in connection with stock option exercises and $241,000 from the issuance of shares.

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

Agreements and Services with Echo

In the ordinary course, the Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2011 were approximately $16,000 and $57,000, respectively.  For the three and nine months ended September 30, 2010, the company billed approximately $17,000 and $40,000, respectively.   In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $3.1 million and $6.1 million for the three and nine months ended September 30, 2011, respectively.  For the three and nine months ended September 30, 2010, Echo billed the Company approximately $2.3 million and $5.5 million, respectively.  The net amount receivable from Echo at September 30, 2011 was $146,408.

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

Critical Accounting Policies and Estimates

As of September 30, 2011, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2010.

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

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We are currently evaluating the impact of adopting this guidance on the presentation of our financial statements.

Subsequent Event

On October 24, 2011, the Company acquired Productions Graphics, a leading international print management firm, headquartered in Paris, France, with offices in countries throughout Continental Europe, including France, Hungary, Germany, Spain and Italy. The aggregate purchase price for this acquisition is an amount up to €67,911,000 (the “Consideration”).  The Consideration will be payable as follows: (A) €4,191,000 paid in cash at closing, subject to a working capital adjustment; (B) the issuance within 60 days of closing of a number of shares of Company Common Stock equal to €1,620,000; provided, however, that, if such shares are not registered for resale pursuant to an effective registration statement under the Securities Act of 1933, as amended, within 60 days of closing, the Company will instead pay €1,620,000 in cash; and (C) up to €62,100,000 to be paid seventy percent (70%) in cash and thirty percent (30%) in shares of Company Common Stock if certain financial milestones are achieved during certain measurement periods between October 1, 2011 and December 31, 2015.  As a result of this acquisition, the Company continues to broaden its global geographic resources throughout Continental Europe and has added over 70 employees, including sales executives and their corresponding production teams.  The purchase price allocation is not yet finalized and will be prepared during the fourth quarter.  Results of operations for Productions Graphics will be included in our consolidated financial statements from the date of acquisition.

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

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended September 30, 2011 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Employment Agreement by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011).

10.2	Share Purchase Agreement, dated as of October 24, 2011, by and among InnerWorkings, Inc. extrinsic Limited, Winthrop Limited and Christophe Delaune (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows and (iv) notes to the unaudited consolidated financial statements (unaudited).

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 9, 2011	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: November 9, 2011	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1
Employment Agreement by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 23, 2011).

10.2	Share Purchase Agreement, dated as of October 24, 2011, by and among InnerWorkings, Inc. extrinsic Limited, Winthrop Limited and Christophe Delaune (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 25, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, are formatted in eXtensible Business Reporting Language (XBRL): (i) consolidated statements of income; (ii) consolidated balance sheets, (iii) condensed consolidated statements of cash flows and (iv) notes to the unaudited consolidated financial statements (unaudited).