Form 10-K
period 2011-12-31
INNERWORKINGS INC
filed 2012-03-07
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2011, the last business day of the registrant’s most recent completed second quarter, was $235,312,516 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of February 17, 2012, the registrant had 47,041,707 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2011. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

We are a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients. Since 2002, we have expanded from a regional focus to a national and then international focus with the acquisitions in 2011 of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe.

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

Through our supplier network of approximately 9,000 suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide-basis provides our clients with greater visibility and control of their print expenditures.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as retail, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients fall into two categories, enterprise and transactional. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our transactional clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2011, we served over 6,000 clients. We have increased our revenue from $5.0 million in 2002 to $633.8 million in 2011, representing a compound annual growth rate of 71.3%.

As of December 31, 2011, we operated in 44 different countries. In the fourth quarter of 2011, we reorganized our operations into two segments based on geographic regions: United States and International. This change was the result of the international expansion into Latin America and continental Europe discussed above. The United States segment includes operations in the United States, and the International segment includes operations in the United Kingdom, continental Europe and Latin America. In 2011, we generated revenues of $540.3 million in the United States segment and $93.5 million in the International segment.

Industry Overview

     Our business of providing print procurement solutions intersects two large and growing industries, commercial printing and business process outsourcing, or BPO. According to Pira International, the global commercial print markets have estimated revenues of approximately $520.6 billion each year. The print industry includes the following product categories:

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

In addition, the global print industry is highly fragmented. The traditional process of procuring, designing and producing a print order requires extensive collaboration by printers, designers, brokers and other middlemen and is often highly inefficient for the customer, who typically pays a mark-up at each intermediate stage of the supply chain. Print procurement is often dispersed across several areas of a business enterprise, including sales, marketing, communications and finance.

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

Our Solution

Utilizing our proprietary technology and database, we are able to provide a global solution for our clients that creates a competitive bid process to procure, purchase and deliver printed products to our clients. Our supplier network of approximately 9,000 suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

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

Each client is assigned an account executive and procurement manager, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple procurement managers. In certain cases, our procurement managers function on-site at the client. In other cases, we designate an employee of the client to function as our procurement manager and reimburse the client for the employee’s compensation costs. Whether on-site or off-site, a procurement manager functions as a virtual employee of the client. As of December 31, 2011, we had approximately 500 procurement managers, including 180 procurement managers working on-site at our clients. Although our clients fall into two categories, enterprise and transactional, the procurement process for each client category is substantially similar.

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

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as retail, financial services, hospitality, non-profits, healthcare, food & beverage, broadcasting & cable, education, transportation and utilities. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2011, we served over 6,000 clients through approximately 6,000 suppliers. For the years ended December 31, 2010 and 2011, our largest customer accounted for 6% and 4% of our revenue, respectively. Revenue from our top-ten clients accounted for 31% and 28% of our revenue in 2010 and 2011, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2009, 2010 and 2011, enterprise clients accounted for 66%, 71% and 74% of our revenue, respectively. We provide printed products to our transactional clients on an order-by-order basis. For the years ended December 31, 2009, 2010 and 2011, transactional clients accounted for 34%, 29% and 26% of our revenue, respectively.

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

Our major products include:

direct mail pieces	promotional products annual	newsletters	stickers
brochures	reports	billboards	bags
catalogues	envelopes	playing cards	magnets
point-of-purchase	labels	binders	warehousing
displays	calendars	apparel	pick and pack
magazines	folders	games	distribution
packaging	gift cards	stationery	print on demand
store fixtures	signage	business and automobile wraps
CDs/DVDs	posters	postcards

We offer a comprehensive range of fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development, and pre-media services, such as image and print-ready page processing and proofing capabilities. Our eStores empower our clients with branded self-service ecommerce websites that prompt quick and easy online ordering, fulfillment, tracking, and reporting.

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

Our Supplier Network

Our supplier network of approximately 9,000 suppliers includes printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers.

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

In 2011, our top-ten suppliers accounted for approximately 14% of our cost of goods sold and no supplier accounted for over 2% of our cost of goods sold. As of December 31, 2011, a majority of our top-100 suppliers had executed supply and service agreements with us. These agreements have an open-ended term with a termination right on 60 days prior written notice and contain non-solicitation provisions that prohibit the supplier from soliciting any client for which the supplier has executed a print order for a specified period, generally 24 months, after the expiration of the agreement. Our contractual relationship with the remaining suppliers in our network is governed solely by any print orders we execute with those suppliers on an order-by-order basis.

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

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2011, we had approximately 400 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of print sales representatives globally and we believe that we will be able to identify qualified account executives from this pool of individuals. Candidates are recruited through Internet postings, advertisements in industry publications, industry event attendance, Internet research, referrals and word-of-mouth networking. We also expect to augment our sales force through selective acquisitions of print service businesses, including print brokers that include experienced sales personnel with established client relationships.

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

We also compete with print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, Logisource, Cirqit and NewlineNoosh, offer print procurement services or enterprise software applications for the print industry.

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

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws as well as restrictions and patents to protect our intellectual property rights. As of December 31, 2011, we have been issued one US Patent and have seven patent applications pending related to our proprietary sourcing methods. We expect to apply for additional patents in the future. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

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

Employees

As of December 31, 2011, we had 1,034 employees and independent contractors.  We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com .. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the Securities and Exchange Commission.  The information contained on our website is not a part of this report and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the Securities and Exchange Commission.

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

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Williams Lea, Logisource, Cirqit and Newline/Noosh, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive  with or superior to our current or proposed offerings and achieve greater market acceptance. In addition, a software solution and database similar to PPM4™ could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top-ten clients accounted for 30%, 31% and 28% of our revenue during the years ended December 31, 2009, 2010 and 2011, respectively. Our largest client accounted for 8%, 6% and 4% of our revenue in 2009, 2010 and 2011, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

Our suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of our suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we will not be able to obtain sufficient pricing information for PPM4™, which could affect our ability to obtain favorable pricing for our clients.

We may face difficulties as we expand our operations into countries in which we have limited operating experience.

International revenues represented 8%, 8% and 15% of total revenues for 2009, 2010 and 2011, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries which we currently have limited operations. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions in the United States and abroad;
•	changes in compliance with international and domestic laws and regulations;
•	wars, civil unrest, acts of terrorism and other conflicts;
•	natural disasters;
•	changes in tariffs, trade restrictions, trade agreements and taxations;
•	difficulties in managing or overseeing foreign operations;
•	limitations on the repatriation of funds because of foreign exchange controls;
•	less developed and less predictable legal systems than those in the United States; and
•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may restrict our ability to operate in the affected region and/or decrease the profitability of our operations in that region.

As we expand our business in foreign countries, we will become exposed to increased risk of loss from foreign currency fluctuations and exchange controls as well as longer accounts receivable payment cycles. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

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

As part of our growth strategy, we seek to attract new enterprise clients and expand relationships with existing and new transactional clients. If we are unable to attract new enterprise clients or expand our relationships with our existing transactional clients, our ability to grow our business will be hindered.

Many of our clients may terminate their relationship with us on short notice and with no penalties or limited penalties.

Our transactional clients, which accounted for approximately 34%, 29% and 26% of our revenue in 2009, 2010 and 2011, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 66%, 71% and 74% of our revenue in 2009, 2010 and 2011, respectively, that are generally for three to five year terms. Most of these contracts signed prior to 2009, however, do not impose minimum purchase or volume requirements, and typically permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

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

Our revenues increased from $5.0 million in 2002 to $633.8 million in 2011, representing a compound annual growth rate of 71.3%. Between January 1, 2002 and December 31, 2011, the number of our employees and independent contractors increased from 21 to 1,034. Continued growth could place a significant strain on our ability to:

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

A decrease in levels of excess capacity in the commercial print industry could have an adverse impact on our business.

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

If we fail to protect our intellectual property rights adequately, our competitors could replicate our proprietary technology in order to offer similar services and harm our competitive position. We rely on a combination of patent, trademark and trade secret laws and confidentiality and nondisclosure agreements to protect our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our rights or imitate or duplicate our services or methodologies, including PPM4™. We may need to litigate to enforce our intellectual property rights or determine the validity and scope of the rights of others. Any such litigation could be time-consuming and costly.

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our Chief Executive Officer, Joseph Busky, our Chief Financial Officer, and John Eisel, our Chief Operating Officer. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2009, 2010 and 2011, our revenue was $400.4 million, $482.2 million and $633.8 million, respectively, and our top-ten clients accounted for 30%, 31% and 28%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through March 4, 2011, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

Certain factors may continue to cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in market valuations of similar companies;• changes in economic and political conditions in the United States and abroad;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States or foreign countries;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

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

Orange Media, LLC, the sole member of which is Elizabeth Kramer Lefkofsky, the wife of Eric P. Lefkofsky, and Richard A. Heise, Jr. beneficially owned and had the ability to exercise voting control over, in the aggregate, 20.4% of our outstanding common stock as of December 31, 2011. In addition, New Enterprise Associates 11, Limited Partnership and various affiliates of New Enterprise Associates 11 beneficially owned, and had the ability to exercise voting control over, in the aggregate, 15.3% of our outstanding common stock as of December 31, 2011. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We also have operations in 44 different countries. We believe that our facilities are generally suitable to meet our needs for the foreseeable future, however, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from July 31, 2012 to November 21, 2021.

As of December 31, 2011, we conducted our business from the following properties:

Location	Operating Segment	Use
Chicago, Illinois	HQ, United States	Corporate Headquarters and Business Development
Aurora, Illinois	United States	Business Development and Warehousing
New York, New York	United States	Business Development and Warehousing
East Brunswick, New Jersey	United States	Business Development and Warehousing
San Francisco, California	United States	Business Development
Roseville, California	United States	Business Development
Monterey, California	United States	Business Development and Warehousing
Grover Beach, California	United States	Business Development
Anaheim, California	United States	Business Development and Warehousing
Santa Clara, California	United States	Business Development
San Rafael, California	United States	Business Development and Warehousing
Honolulu, Hawaii	United States	Business Development
Grand Rapids, Michigan	United States	Business Development
Medina, Minnesota	United States	Business Development and Warehousing
Cincinnati, Ohio	United States	Business Development and Warehousing
Plano, Texas	United States	Business Development and Warehousing
Blue Bell, Pennsylvania	United States	Business Development and Warehousing
Atlanta, Georgia	United States	Business Development
Thomaston, Georgia	United States	Business Development
Greenville, Wisconsin	United States	Business Development and Warehousing
Kansas City, Missouri	United States	Business Development
Branford, Connecticut	United States	Business Development
Buffalo, New York	United States	Business Development
Murfreesboro, Tennessee	United States	Business Development
Las Vegas, Nevada	United States	Business Development
Wailuku, Hawaii	United States	Business Development
Birmingham, United Kingdom	International	Business Development
London, United Kingdom	International	Business Development
Paris, France	International	Business Development
Athens, Greece	International	Business Development
Barcelona, Spain	International	Business Development
Budapest, Hungary	International	Business Development
Dubai, United Arab Emirates	International	Business Development
Mannheim, Germany	International	Business Development
Milan, Italy	International	Business Development
Veauches, France	International	Business Development
Venelles, France	International	Business Development
Warsaw, Poland	International	Business Development
Santiago, Chile	International	Business Development
Bogota, Columbia	International	Business Development
Lima, Peru	International	Business Development
Mexico City, Mexico	International	Business Development
Sao Paulo, Brazil	International	Business Development

Item 3.	Legal Proceedings

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust, filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million were paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. We have accrued a loss reserve of $950,000 related to this claim. Management believes that we have an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on our financial statements.

In May of 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our U.K. subsidiary, Etrinsic, to request information relating to their position that certain printed matter and direct mail services are exempts under the U.K.’s VAT guidelines. Etrinsic has exchanged information with the HMRC and the HMRC has indicated that it disagrees with Etrinsic’s position and may render an assessment for certain VAT taxes against Etrinsic. If such an assessment were to occur, Etrinsic intends on challenging the assessment. As of December 31, 2011, we believe that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss. Further, the possible range of loss can not be reasonably estimated as of December 31, 2011 as the discussions with the HMRC are currently ongoing and no assessment has been levied against Etrinsic.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Market under the symbol “INWK”. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Market for each of the periods listed.

	High	Low
2010
First Quarter	$7.45	$4.95
Second Quarter	$7.73	$5.07
Third Quarter	$7.58	$5.31
Fourth Quarter	$7.15	$6.88

2011
First Quarter	$8.76	$6.24
Second Quarter	$9.17	$7.33
Third Quarter	$9.05	$6.52
Fourth Quarter	$10.06	$7.28

Holders

As of February 17, 2012, there were 70 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Recent Sales of Unregistered Securities

As partial consideration in connection with our acquisition of Productions Graphics, a leading international print management firm that we acquired on October 24, 2011, on December 19, 2011, we issued 238,572 shares of common stock to the sellers of Productions Graphics. We relied on Section 4(2) of the Securities Act of 1933, as amended for an exemption from registration of these shares.

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

	Years ended December 31,
	2007	2008	2009	2010	2011
	(in thousands, except per share and headcount amounts)
Consolidated statements of operations data:
Revenue	$288,431	$419,017	$400,447	$482,212	$633,846
Cost of goods sold	215,043	314,996	301,672	366,200	484,483
Gross profit	73,388	104,021	98,775	116,012	149,363
Selling, general and administrative expenses	47,982	79,655	81,288	91,796	115,624
Depreciation and amortization	2,216	4,761	8,031	9,009	10,172
Preference claim charge	—	—	—	—	950
Income from operations	23,190	19,605	9,456	15,207	22,617
Gain on sale of investments	—	6,098	746	3,578	3,948
Interest income	2,267	854	412	151	182
Interest expense	(56)	(683)	(1,478)	(1,928)	(2,251)
Other, net	460	176	(119)	(49)	—
Total other income (expense)	2,671	6,445	(439)	1,752	1,879
Income before income taxes	25,861	26,050	9,017	16,959	24,496
Income tax expense	(3,357)	(10,097)	(2,708)	(5,749)	(8,103)
Net income	$22,504	$15,953	$6,309	11,210	$16,393
Net income per share of common stock:
Basic	$0.47	$0.34	$0.14	$0.25	$0.35
Diluted	$0.45	$0.32	$0.13	$0.24	$0.35
Shares used in per share calculations:
Basic	47,459	47,137	45,535	45,704	46,428
Diluted	49,964	49,141	47,157	47,582	48,827
Employees and independent contractors(1)	567	761	667	743	1,034

	As of December 31,
	2007	2008	2009	2010	2011
Consolidated balance sheet data:	(in thousands)
Cash and cash equivalents(2)	$26,716	$4,012	$2,904	$5,259	$13,219
Working capital(2)(3)	50,694	54,172	56,157	64,982	65,815
Total assets(2)	206,833	253,822	267,158	279,925	457,653
Revolving credit facility(4)	—	42,590	46,385	47,400	60,000
Capital leases	215	268	137	28	65
Total stockholders’ equity(2)	147,445	133,738	147,050	160,184	181,502

(1)	Reflects the number of employees and independent contractors as of the last day of the applicable period.
(2)	In connection with our follow-on offering in January 2007, we raised approximately $37.8 million, net of underwriting discounts, commissions and offering related expenses.
(3)	Working capital represents accounts receivable, unbilled revenue, inventories and prepaid expenses, offset by accounts payable and accrued expenses.
(4)	In 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to fund acquisitions and for general working capital purposes. This credit agreement was replaced by a new credit agreement entered into on August 2, 2010 with Bank of America, N.A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

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

Through our supplier network of approximately 9,000 suppliers, we offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

Since 2002, we have expanded from a regional focus to a national and then international focus with the acquisitions of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe, in 2011. We operate in 44 different countries. In the fourth quarter of 2011, we reorganized our operations into two segments based on geographic regions: United States and International. The United States segment includes operations in the United States, and the International segment includes operations in the United Kingdom, continental Europe and Latin America. In 2011, we generated revenues of $540.3 million in the United States segment and $93.5 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $400.4 million, $482.2 million and $633.8 million in 2009, 2010 and 2011, respectively, reflecting growth rates of 20.4% and 31.4% in 2010 and 2011, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise jobs usually involve higher dollar amounts and volume than our transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our transactional clients on an order-by-order basis.  For the years ended December 31, 2009, 2010 and 2011, enterprise clients accounted for 66%, 71% and 74% of our revenue, respectively, while transactional clients accounted for 34%, 29% and 26% of our revenue, respectively.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than those for our transactional jobs. Our gross profit for 2009, 2010 and 2011 was $98.8 million, $116.0 million and $149.4 million, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.3%, 19.0% and 18.2% in 2009, 2010 and 2011, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $3.5 million and $3.6 million as of December 31, 2010 and 2011, respectively.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $1.3 million, $2.9 million and $2.4 million in 2009, 2010 and 2011, respectively.

Our income from operations for 2009, 2010 and 2011 was $9.5 million, $15.2 million and $22.6 million, respectively.

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

Accounts Receivable

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected.   Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.  At December 31, 2011, the gross accounts receivable balance includes approximately 5.1% of customer balances that are in excess of one year.  Management believes any uncollectible amounts are adequately reserved for at December 31, 2011.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identified assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill and other intangible assets with indefinite lives are not amortized, but instead are tested for impairment annually, or if certain circumstances indicate a possible impairment may exist. We evaluate recoverability of goodwill using a two-step impairment test approach at the reporting unit level. For goodwill impairment test purposes, we have two reporting units, United States and International.  In the first step, the fair value for the reporting unit is compared to its book value, including goodwill. If the fair value of the reporting unit is less than the book value, a second step is performed, which compares the implied fair value of the reporting unit’s goodwill to the book value of the goodwill. The fair value for the goodwill is determined based on the difference between the fair values of the reporting unit and the net fair values of the identifiable assets and liabilities of such reporting unit. If the fair value of the goodwill is less than the book value, the difference is recognized as an impairment. As a result of the 2011 analysis performed, no impairment charges were required. As of December 31, 2011, our consolidated goodwill balance was $205.3 million.

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values, and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately fourteen years. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2011, the net balance of our intangible assets was $26.6 million.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. This valuation model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company's stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The Company recorded $2.5 million, $3.1 million and $4.0 million in compensation expense related to stock-based compensation, for the years ended December 31, 2009, 2010 and 2011, respectively.

Income Taxes

We account for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

In connection with the purchase of CoreVision, Inc. in September 2006, we acquired $880,518 in net operating loss carryforwards that will expire in 2026. At December 31, 2011, $636,438 of losses remain outstanding for future use. In connection with the purchasing of Marketing-Out-of-the-Box in July 2008, we acquired $1,644,746 in net operating loss carryforwards that will expire in 2024. At December 31, 2011, $895,466 of losses remain outstanding for future use. No valuation allowance on our net operating loss carryforwards is considered necessary as the amounts are more likely than not to be realized.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2009	2010	2011
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.3	75.9	76.4

Gross profit	24.7	24.1	23.6
Selling, general and administrative expenses	20.3	19.0	18.2
Depreciation and amortization	2.0	1.9	1.6
Preference claim charge	—	—	0.1

Income from operations	2.4	3.2	3.6
Other income (expense)	(0.1)	0.3	0.3

Income before income taxes	2.3	3.5	3.9
Income tax expense	(0.7)	(1.2)	(1.3)

Net income	1.6%	2.3%	2.6%

Comparison of years ended December 31, 2009, 2010 and 2011

Revenue

Our revenue by segment for each of the years presented was as follows:

	Years ended December 31,
	2009	% of Total	2010	% of Total	2011	% of Total
	(dollars in thousands)
United States	$369,404	92.2%	$444,477	92.2%	$540,303	85.2%
International	31,043	7.8	37,735	7.8	93,543	14.8

Revenue	$400,447	100.0%	$482,212	100.0%	$633,846	100.0%

2011 compared to 2010. Our revenue increased by $151.6 million, or 31.4%, from $482.2 million in 2010 to $633.8 million in 2011.

United States

United States revenue increased by $95.8 million, or 21.6%, from $444.5 million in 2010 to $540.3 million in 2011. This increase in revenue is driven primarily by organic new enterprise and transactional account growth, as well as several tuck-in acquisitions of independent brokers.

International

International revenue increased by $55.8 million, or 147.9%, from $37.7 million in 2010 to $93.5 million in 2011. This increase is due to our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011.

2010 compared to 2009. Our revenue increased by $81.8 million, or 20.4%, from $400.4 million in 2009 to $482.2 million in 2010.

United States

United States revenue increased by $75.1 million, or 20.3%, from $369.4 million in 2009 to $444.5 in 2010. This increase in revenue is driven primarily by organic new enterprise account growth, as well as several tuck-in acquisitions of independent brokers.

International

International revenue increased by $6.7 million, or 21.6%, from $31.0 million in 2009 to $37.7 million in 2010. This increase was largely driven by organic new enterprise account growth in the United Kingdom.

Cost of goods sold

2011 compared to 2010. Our cost of goods sold increased by $118.3 million, or 32.3%, from $366.2 million in 2010 to $484.5 million in 2011. The increase reflects the revenue growth during 2011.  Our cost of goods sold as a percentage of revenue increased from 75.9% in 2010 to 76.4% in 2011.  The increase in cost of goods sold as a percentage of revenue is a result of our expansion into Latin America, where we generally generate lower gross profit margins.

2010 compared to 2009. Our cost of goods sold increased by $64.5 million, or 21.4%, from $301.7 million in 2009 to $366.2 million in 2010. The increase reflects the revenue growth during 2010. Our cost of goods sold as a percentage of revenue increased from 75.3% in 2009 to 75.9% in 2010. The increase in cost of goods sold as a percentage of revenue is a result of our enterprise business generating lower gross profit margins as 71% of our revenue was generated through enterprise revenue in 2010 compared to 66% in 2009.

Gross Profit

2011 compared to 2010. Our gross profit as a percentage of revenue which we refer to as gross margin decreased from 24.1% in 2010 to 23.6% in 2011. United States gross margin remained relatively consistent with an increase from 23.9% in 2010 to 24.0% in 2011. International gross margin decreased from 25.5% in 2010 to 20.8% in 2011. The decrease is primarily the result of our expansion into Latin America where, as noted above, we generally generate lower gross profit margins.

2010 compared to 2009. Our gross profit as a percentage of revenue decreased from 24.7% in 2009 to 24.1% in 2010. United States gross margin decreased from 24.4% in 2009 to 23.9% in 2010. International gross margin decreased from 27.3% in 2009 to 25.5% in 2010. The decrease for both segments is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins.

Selling, general and administrative expenses

2011 compared to 2010. Selling, general and administrative expenses increased by $23.8 million, or 26.0%, from $91.8 million in 2010 to $115.6 million in 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.0% in 2010 to 18.2% in 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts. The decrease in sales, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

2010 compared to 2009. Selling, general and administrative expenses increased by $10.5 million, or 12.9%, from $81.3 million in 2009 to $91.8 million in 2010. As a percentage of revenue, selling, general and administrative expenses decreased from 20.3% in 2009 to 19.0% in 2010. The increase in selling, general and administrative expenses is primarily due to incremental sales commission, cost of procurement staff to secure new enterprise accounts and increase in bad debt expense, offset by changes to the contingent consideration obligation related to acquisitions made subsequent to December 31, 2008. The decrease in sales, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

2011 compared to 2010. Depreciation and amortization expense increased by $1.2 million, or 12.9%, from $9.0 million in 2010 to $10.2 million in 2011. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions. As a percentage of revenue, depreciation and amortization expense decreased from 1.9% in 2010 to 1.6% in 2011.

2010 compared to 2009. Depreciation and amortization expense increased by $1.0 million, or 12.2%, from $8.0 million in 2009 to $9.0 million in 2010. The increase in depreciation expense is primarily attributable to purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions. As a percentage of revenue, depreciation and amortization expense decreased from 2.0% in 2009 to 1.9% in 2010.

Income from operations

2011 compared to 2010. Income from operations increased by $7.4 million, or 48.7%, from $15.2 million in 2010 to $22.6 million in 2011. As a percentage of revenue, income from operations increased from 3.2% in 2010 to 3.6% in 2011. The increase in income from operations as a percentage of revenue is primarily a result of the decrease in our selling, general and administrative expenses as a percentage of revenue.

2010 compared to 2009. Income from operations increased by $5.8 million, or 60.8%, from $9.5 million in 2009 to $15.2 million in 2010. As a percentage of revenue, income from operations increased from 2.4% in 2009 to 3.2% in 2010. The increase in income from operations as a percentage of revenue is primarily a result of the decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

2011 compared to 2010. Other income and expense increased by $0.1 million, from income of $1.8 million in 2010 to $1.9 million in 2011. The increase is due to the gain on the sale in 2011 of a portion of the shares we hold in Echo Global Logistics, Inc., a related party and Nasdaq-listed company. The gain on the sale was $3.9 million in 2011 and $3.6 million in 2010. This was partially offset by an increase in interest expense of $0.3 million.

2010 compared to 2009. Other income and expense increased by $2.2 million, from other expense of $0.4 million in 2009 to other income of $1.8 million in 2010. The increase is due to the gain on the sale in 2010 of a portion of the shares we hold in Echo Global Logistics, Inc., a related party and Nasdaq-listed company. The gain on the sale was $3.6 million in 2010 and $0.7 million in 2009. This was partially offset by an increase in interest expense of $0.5 million and a decrease in interest income of $0.3 million.

Provision for income taxes

2011 compared to 2010. Provision for income taxes increased by $2.4 million, or 40.9%, from $5.7 million in 2010 to $8.1 million in 2011. In 2010, the provision for federal and state income taxes was $5.7 million, resulting in an effective tax rate of 33.9%. In 2011, the provision for federal and state income taxes was $8.1 million, resulting in an effective tax rate of 33.1%. The decrease in the effective tax rate for the year ended December 31, 2011 is due to the growth of our business internationally into jurisdictions with lower statutory tax rates.

2010 compared to 2009. Provision for income taxes increased by $3.0 million, or 112.3%, from $2.7 million in 2009 to $5.7 million in 2010. In 2009, the provision for federal and state income taxes was $2.7 million, resulting in an effective tax rate of 30.0%. In 2010, the provision for federal and state income taxes was $5.7 million, resulting in an effective tax rate of 33.9%. The increase in the effective tax rate for the year ended December 31, 2010 is due to a reduction in the research and development (R&D) tax credit resulting from our capitalized internally developed software costs offset by the recognition of a domestic production activities deduction.

Net income

2011 compared to 2010. Net income increased by $5.2 million, or 46.2%, from $11.2 million in 2010 to $16.4 million in 2011. Net income as a percentage of revenue increased from 2.3% in 2010 to 2.6% in 2011. The increase in net income as a percentage of revenue is primarily the result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

2010 compared to 2009. Net income increased by $4.9 million, or 77.7%, from $6.3 million in 2009 to $11.2 million in 2010. Net income as a percentage of revenue increased from 1.6% in 2009 to 2.3% in 2010. The increase in net income as a percentage of revenue is primarily the result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

 Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, and the preference claim charge discussed in Note 6 “Commitments and Contingencies” to the financial statements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Years ended December 31,
	2009	% of Total	2010	% of Total	2011	% of Total
	(dollars in thousands)
United States	$28,428	142.4%	$37,644	137.6%	$48,198	127.8%
International	2,806	14.1	3,620	13.2	6,576	17.4
Other(1)	(11,265)	(56.5)	(13,900)	(50.8)	(17,060)	(45.2)

Adjusted EBITDA	$19,969	100.0%	$27,364	100.0%	$37,714	100.0%

(1)	“Other” consists of shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2011 compared to 2010. Adjusted EBITDA increased by $10.4 million, or 37.8%, from $27.4 million in 2010 to $37.7 million in 2011. United States Adjusted EBITDA increased by $10.6 million, or 28.0%, from $37.6 million in 2010 to $48.2 million in 2011. International Adjusted EBITDA increased by $3.0 million, or 82%, from $3.6 million in 2010 to $6.6 million in 2011. The increases in both segments were due to increased gross profit, as discussed above, offset by increased selling, general and administrative expenses resulting from domestic and international acquisitions and support costs from organic growth. Other Adjusted EBITDA decreased by $3.2 million, or 22.7%, from expense of $13.9 million to expense of $17.1 million due to increased selling, general and administrative expenses to support revenue growth.

2010 compared to 2009. Adjusted EBITDA increased by $7.4 million, or 37.0%, from $20.0 million in 2009 to $27.4 million in 2010. United States Adjusted EBITDA increased by $9.2 million, or 32.4%, from $28.4 million in 2009 to $37.6 million in 2010. International Adjusted EBITDA increased by $0.8 million, or 29.0%, from $2.8 million in 2009 to $3.6 million in 2010. The increases in both segments were due to increased gross profit, as discussed above, offset by increased selling, general and administrative expenses resulting from acquisitions (both in the domestically and internationally) and support costs from organic growth. Other Adjusted EBITDA decreased by $2.6 million, or 23.4%, from expense of $11.3 million to expense of $13.9 million due to increased selling, general and administrative expenses to support revenue growth.

The table below provides a reconciliation of Adjusted EBITDA to income from operations for each of the years presented:

	Years ended December 31,
	2009	2010	2011
	(dollars in thousands)
Income from operations	$9,457	$15,207	$22,616
Depreciation and amortization	8,031	9,009	10,172
Stock-based compensation expense	2,481	3,148	3,976
Preference claim charge	—	—	950
Adjusted EBITDA	$19,969	$27,364	$37,714

Quarterly Results of Operations

The following table represents unaudited statement of income data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Mar. 31, 2010	Jun. 30, 2010(1)	Sept. 30, 2010(2)	Dec. 31, 2010(3)	Mar. 31, 2011(4)	Jun. 30, 2011(5)	Sept. 30, 2011(6)	Dec. 31, 2011(7)
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$112,213	$120,471	$119,131	$130,397	$145,181	$155,612	$157,819	$175,234
Gross profit	26,933	29,040	28,509	31,530	33,328	36,342	37,093	42,600
Net income	2,168	3,142	2,365	3,535	2,790	3,700	4,138	5,765
Net income per share:
Basic	$0.05	$0.07	$0.05	$0.08	$0.06	$0.08	$0.09	$0.12
Diluted	$0.05	$0.07	$0.05	$0.07	$0.06	$0.08	$0.09	$0.12

(1)	The Company made an acquisition during the second quarter of 2010 which was not material to the Company’s operations. Financial results from this acquisition are included in the Consolidated Financial Statements beginning April of 2010.
(2)	The Company made acquisitions during the third quarter of 2010 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning August of 2010.
(3)	The Company made acquisitions during the fourth quarter of 2010 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2010.
(4)	The Company made acquisitions during the first quarter of 2011 which were not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning January of 2011.
(5)	The Company made acquisitions during the second quarter of 2011 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning April of 2011.
(6)	The Company made acquisitions during the third quarter of 2011 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning July of 2011.
(7)	The Company acquired Productions Graphics on October 24, 2011 as well as another company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2011.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2009, 2010 or 2011.

Liquidity and Capital Resources

At December 31, 2011, we had $13.2 million of cash and cash equivalents and $1.1 million in available-for-sale securities.

Operating Activities.     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2011 was $27.8 million and primarily reflected net income of $16.4 million and $12.8 million of non-cash items offset by $1.4 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $24.8 million, offset by an increase in accounts payable of $25.7 million.

In 2010, cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2010 was $8.4 million and primarily reflected net income of $11.2 million and $9.7 million of non-cash items offset by $12.5 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $21.4 million and decrease in customer deposits of 2.7 million, offset by a decrease in prepaid and other of $5.4 million and increase in income taxes payable of $3.6 million.

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

Investing Activities.     Cash used in investing activities of $33.6 million was attributable to $29.3 million in payments made in connection with acquisitions and capital expenditures of $8.2 million, offset by proceeds of $4.0 million from the sale of Echo shares.

In 2010, cash used in investing activities of $4.2 million was attributable to $16.7 million in payments made in connection with acquisitions and capital expenditures of $4.9 million, offset by proceeds of $13.8 million attributable to the proceeds on sale of marketable securities and proceeds on sale of Echo shares of $3.6 million.

In 2009, cash used in investing activities in 2009 of $18.9 million was attributable to $12.8 million of earn-out payments made in connection with our acquisitions and capital expenditures of $7.2 million, offset by proceeds of $850,000 from the sale of a portion of our Echo investment.

Financing Activities.     Cash used in financing activities in 2011 of $14.1 million was primarily attributable to the $12.6 million of additional borrowings under our revolving credit facility, offset by the excess tax benefit of stock award exercises of $1.1 million.

In 2010, cash used in financing activities of $1.8 million was primarily attributable to the $2.1 million of additional borrowings under our revolving credit facility and $0.6 million in deferred financing costs for the new revolving credit facility entered into in August 2010, offset by the excess tax benefit of stock awards exercised of $0.9 million.

In 2009, cash provided by financing activities in 2009 of $3.8 million was primarily attributable to the $3.8 million of additional borrowings under our revolving credit facility.

On August 2, 2010, we entered into a credit agreement with a syndicate of lenders that matures on August 2, 2014. This agreement replaced our former credit agreement with the same lenders and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million.  We had $60.0 million in outstanding borrowings under this facility as of December 31, 2011.  Outstanding borrowings may be used for general corporate and working capital purposes in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of our common stock, as permitted pursuant to the terms of the agreement.  Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the credit agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR or the alternate base rate, as elected. The terms of the revolving credit facility include various covenants, including covenants that require us to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth.  As of December 31, 2011, we were in compliance with these various covenants.

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

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds, however, should we require more capital in the U.S. than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the U.S., foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $2.5 million and $7.5 million foreign cash and cash equivalents as of December 31, 2010 and 2011, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2011, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$102,246	$102,246	$—	$—	$—
Operating lease obligations	28,472	5,371	9,211	5,691	8,199
Revolving credit facility	60,000	—	60,000	—	—
Due to seller	7,554	7,554	—	—	—

Total	$198,272	$115,171	$69,211	$5,691	$8,199

This table does not include contingent consideration obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2011, the maximum payments potentially due on these contingent consideration obligations is $111.7 million. See Note 3 “Acquisitions.”

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance.

In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Adoption of the new standard was permitted for the Company’s fourth quarter 2011 impairment test, but we elected to perform the traditional two-step test until a further assessment could be made. We have not yet determined if this standard will be adopted in 2012. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Related Party Transactions

Investment in Echo Global Logistics, Inc.

In February 2005, we acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to us as a majority of the members of our Board of Directors have a direct and/or indirect ownership interest in Echo.

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering. At September 25, 2009, we owned 627,778 shares of Echo’s common stock after the effects of the one-for-two reverse stock split.

We sold 271,913 and 285,911 of its shares of Echo common stock for $3,595,426 and $3,945,392 and recorded a gain on sale of investment of $3,578,431 and $3,909,678 for the years ended December 31, 2010 and 2011, respectively. We have classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 8 for additional information on these securities). The gain on sale of investment is included in other income. Our investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering. At December 31, 2011, we owned 69,954 shares of Echo’s common stock.

Agreements and Services with Related Parties

In the ordinary course, we also provide print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2009, 2010 and 2011 were approximately $68,000, $60,000 and $83,000, respectively. In addition, Echo has provided transportation services to us. As consideration for these services, Echo billed us approximately $3.6 million, $5.7 million and $8.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. The net amounts payable to Echo at December 31, 2010 and 2011 were $73,068 and $122,355, respectively.

We have a supplier rebate program with Echo pursuant to which we receive an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, we received approximately $20,000 and $36,723 in rebates for the years ended December 31, 2010 and 2011, respectively.

In April 2010, we entered into an agreement with Echo pursuant to which it sub-leases a portion of our office space in Chicago, and pays $12,000 per month of our lease payment and overhead expenses related to the space. Echo paid us $108,000 and $45,800 under this agreement for the years ended December 31, 2010 and 2011, respectively. This agreement was terminated on April 30, 2011.

In August 2009, we entered into an agreement with Groupon, Inc. ("Groupon") pursuant to which Groupon sub-leases a portion of our office space in Chicago, and pays $18,000 per month of our lease payment and overhead expenses related to the space. Two members of our Board of Directors, Eric P. Lefkofsky and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid us $54,000 under this agreement for the three months ended March 31, 2010. The agreement was terminated on March 31, 2010.

During the second quarter of 2010, we entered into an agreement with Groupon related to corporate procurement cards. The agreement allows Groupon to obtain corporate procurement cards under our existing credit arrangement. Under the agreement, we billed Groupon $64,000 and $88,000 during the years ended December 31, 2010 and 2011. The net amount receivable from Groupon was $40,000 at December 31, 2011.

During 2011, we provided promotional product procurement services to Groupon. The total amount billed for such services during the year ended December 31, 2011 was approximately $1.6 million. The net amount receivable from Groupon for these services was $61,186 at December 31, 2011.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities.  The average duration of all of our investments as of December 31, 2011 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. We have excluded from our assessment the internal control over financial reporting at CPRO and Productions Graphics, which were acquired on February 4, 2011 and October 24, 2011, respectively, and whose financial statements reflect total assets and total revenue constituting 23% and 8%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2011.

Based on management’s assessment using those criteria, as of December 31, 2011, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2011, 2010 and 2009 and the Company’s internal control over financial reporting as of December 31, 2011. Their reports are presented on the following pages.

InnerWorkings, Inc.

March 7, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2012

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Production Graphics and CPRO, which are included in the 2011 consolidated financial statements of InnerWorkings, Inc., and constituted $105 million and $17 million of total and net assets, respectively, as of December 31, 2011 and $54 million and $2 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of InnerWorkings, Inc. also did not include an evaluation of the internal control over financial reporting for these entities.

In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Innerworkings, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 7, 2012

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2010	2011
Assets
Current assets:
Cash and cash equivalents	$5,259,272	$13,219,385
Short-term investments	4,284,614	1,129,757
Accounts receivable, net of allowance for doubtful accounts of $3,610,977 and $3,293,241, respectively	85,110,289	124,678,502
Unbilled revenue	24,626,558	28,318,751
Inventories	9,674,961	14,201,606
Prepaid expenses	9,836,486	11,066,451
Advances to related parties	93,191	268,119
Deferred income taxes	307,396	1,729,349
Other current assets	7,283,207	13,875,918
Total current assets	146,475,974	208,487,838
Property and equipment, net	9,887,004	12,086,627
Intangibles and other assets:
Goodwill	93,476,206	205,282,587
Intangible assets, net of accumulated amortization of $9,789,144 and $13,503,735, respectively	23,058,774	26,565,315
Deferred income taxes	5,899,620	4,246,592
Other assets	1,127,202	984,227
	123,561,802	237,078,721
Total assets	$279,924,780	$457,653,186
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$55,604,566	$102,245,865
Advances from related parties	166,259	44,578
Current portion of contingent consideration	1,462,095	14,232,980
Due to seller	560,000	7,554,000
Other liabilities	4,354,016	6,979,516
Accrued expenses	6,791,259	17,324,598
Total current liabilities	68,938,195	148,381,537
Revolving credit facility	47,400,000	60,000,000
Contingent consideration, net of current portion	3,395,346	67,769,862
Other long-term liabilities	7,140	-
Total liabilities	119,740,681	276,151,399
Stockholders' equity:
Common stock, par value $0.0001 per share, 57,269,604 and 57,903,418 shares issued, 46,092,291 and 46,998,011 shares outstanding as of December 31, 2010 and 2011, respectively	461	470
Additional paid-in capital	174,537,524	179,692,823
Treasury stock at cost, 11,177,313 and 10,905,407 shares as of December 31, 2010 and 2011, respectively	(74,307,200)	(71,241,947)
Accumulated other comprehensive income	2,934,381	268,331
Retained earnings	57,018,933	72,782,110
Total stockholders' equity	160,184,099	181,501,787
Total liabilities and stockholders' equity	$279,924,780	$457,653,186

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2009	2010	2011
Revenue	$400,447,044	$482,212,101	$633,846,120
Cost of goods sold	301,671,851	366,199,728	484,483,592
Gross profit	98,775,193	116,012,373	149,362,528
Operating expenses:
Selling, general, and administrative expenses	81,287,702	91,796,566	115,624,276
Depreciation and amortization	8,030,772	9,008,514	10,171,758
Preference claim charge	-	-	950,000
Income from operations	9,456,719	15,207,293	22,616,494
Other income (expense):
Gain on sale of investment	746,259	3,578,431	3,948,082
Interest income	411,688	150,506	182,050
Interest expense	(1,478,019)	(1,928,210)	(2,251,010)
Other, net	(119,132)	(48,725)	-
Total other income (expense)	(439,204)	1,752,002	1,879,122
Income before taxes	9,017,515	16,959,295	24,495,616
Income tax expense	2,708,057	5,748,806	8,102,609
Net income	$6,309,458	$11,210,489	$16,393,007

Basic earnings per share	$0.14	$0.25	$0.35
Diluted earnings per share	$0.13	$0.24	$0.34

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders’ Equity

						Accumulated
	Common Stock		Treasury Stock			Other
					Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	(Loss)	Earnings	Total

Balance at December 31, 2008	45,344,448	$453	$11,177,313	$(74,307,200)	$167,729,745	$816,045	$39,498,986	$133,738,029

Net income							6,309,458	6,309,458
Other comprehensive income:
Foreign currency translation adjustment						(593,663)		(593,663)
Change in unrealized gain on marketable securities, net of tax of $2,918,571						4,995,043		4,995,043
Total other comprehensive income						4,401,380		4,401,380
Total comprehensive income								10,710,838
Issuance of common stock upon exercise of stock awards	284,237	3			98,907			98,910
Excess tax benefit derived from stock award exercises					21,080			21,080
Stock based compensation expense					2,481,159			2,481,159

Balance at December 31, 2009	45,628,685	456	11,177,313	(74,307,200)	170,330,891	5,217,425	45,808,444	147,050,016

Net income							11,210,489	11,210,489
Other comprehensive income:
Foreign currency translation adjustment						(112,622)		(112,622)
Change in unrealized gain on marketable securities, net of tax of $1,494,475						(2,170,422)		(2,170,422)
Total other comprehensive income						(2,283,044)		(2,283,044)
Total comprehensive income								8,927,445
Issuance of common stock upon exercise of stock awards	463,606	5			195,556			195,561
Excess tax benefit derived from stock award exercises					862,458			862,458
Stock based compensation expense					3,148,619			3,148,619

Balance at December 31, 2010	46,092,291	461	11,177,313	(74,307,200)	174,537,524	2,934,381	57,018,933	160,184,099

Net income							16,393,007	16,393,007
Other comprehensive income:
Foreign currency translation adjustment						(540,032)		(540,032)
Change in unrealized gain on marketable securities, net of tax of $976,103						(2,126,018)		(2,126,018)
Total other comprehensive income						(2,666,050)		(2,666,050)
Total comprehensive income								13,726,957
Issuance of common stock upon exercise of stock awards	633,814	6			354,578			354,584
Issuance of treasury shares as consideration for acquisitions	271,906	3	(271,906)	3,065,253	(200,004)		(629,830)	2,235,422
Excess tax benefit derived from stock award exercises					1,024,538			1,024,538
Stock based compensation expense					3,976,187			3,976,187

Balance at December 31, 2011	46,998,011	$470	$10,905,407	$(71,241,947)	$179,692,823	$268,331	$72,782,110	$181,501,787

 See accompanying notes to consolidated financial statements.

 InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2010	2011
Cash flows from operating activities
Net income	$6,309,458	$11,210,489	$16,393,007
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,030,772	9,008,514	10,171,758
Deferred income taxes	3,100,696	801,406	1,228,443
Stock compensation expense	2,481,159	3,148,619	3,976,187
Excess tax benefit of stock options exercised	(21,080)	(862,458)	(1,144,344)
Deferred financing amortization	196,365	259,806	255,949
Reduction in contingent consideration	-	(1,987,042)	(147,529)
Gain on sale of investment	(746,259)	(3,578,431)	(3,948,082)
Bad debt provision	1,291,727	2,901,216	2,414,710
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	10,379,817	(21,385,688)	(24,785,185)
Inventories	(1,201,320)	368,909	(3,326,116)
Prepaid expenses and other	(3,639,560)	5,360,326	(2,715,853)
Change in liabilities, net of acquisitions:
Accounts payable	(1,619,641)	1,027,234	25,729,420
Advances to/from related parties	(4,411)	52,586	(296,609)
Customer deposits	(3,631,936)	(2,731,279)	(14,993)
Income tax payable	(9,007,997)	3,586,841	161,009
Accrued expenses and other	2,284,071	1,171,476	3,878,764
Net cash provided by operating activities	14,201,861	8,352,524	27,830,536

Cash flows from investing activities
Purchases of property and equipment	(7,165,423)	(4,897,251)	(8,182,832)
Proceeds from sale of marketable securities	850,000	3,595,427	3,952,172
Proceeds from sale of short-term investments	196,651	13,818,771	-
Payments for acquisitions, net of cash acquired	(12,829,238)	(16,699,623)	(29,344,692)
Net cash used in investing activities	(18,948,010)	(4,182,676)	(33,575,352)

Cash flows from financing activities
Net borrowings (repayments) from revolving credit facility and short-term debt	3,794,907	(2,098,107)	12,600,000
Issuance of shares	98,910	195,561	354,584
Deferred financing expense	-	(633,600)	-
Tax benefit of stock options exercised	21,080	862,458	1,144,345
Principal payments on capital lease obligations	(144,432)	(106,693)	(31,217)
Net cash provided by (used in) financing activities	3,770,465	(1,780,381)	14,067,712

Effect of exchange rate changes on cash and cash equivalents	(132,265)	(34,101)	(362,783)
Increase (decrease) in cash and cash equivalents	(1,107,949)	2,355,366	7,960,113
Cash and cash equivalents, beginning of period	4,011,855	2,903,906	5,259,272
Cash and cash equivalents, end of period	$2,903,906	$5,259,272	$13,219,385

Supplemental disclosure of cash flow information
Cash paid during the year for interest	1,281,654	1,668,404	1,995,060
Cash paid for income taxes	9,372,807	573,773	4,068,966

 See accompanying notes to consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution.

The Company is organized and managed as two business segments, United States and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 15 for further information about the Company’s reportable segments.

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

In accordance with Accounting Standards Codification (“ASC”) 605-45-45, Revenue Recognition, Principal Agent Considerations and Other Presentation Matters, the Company recognizes revenue on a gross basis, as opposed to a net basis similar to a commission arrangement, because it bears the risks and benefits associated with revenue-generated activities by: (1) acting as a principal in the transaction; (2) establishing prices; (3) being responsible for fulfillment of the order; (4) taking the risk of loss for collection, delivery and returns; and (5) marketing the products, among other things.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

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

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method, and represents the lower of replacement cost or estimated realizable value. Inventories consist of purchased finished goods.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years

Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2009, 2010 and 2011 was $3,427,460, $4,696,075 and $5,091,669, respectively. At December 31, 2010 and 2011, the net book value of internal use software costs were $7,536,534 and $7,089,106, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has two reporting units, United States and International. In the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2011 analysis performed, no impairment charges were required.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the goodwill balance for each operating segment as of December 31:

	United States	International	Total
Balance as of December 31, 2009	$72,368,485	$5,537,218	$77,905,703
Goodwill acquired related to 2010 acquisitions	6,067,554	—	6,067,554
Finalization of purchase accounting for prior year acquisitions	8,212,319	1,322,014	9,534,333
Foreign exchange impact	—	(31,384)	(31,384)

Balance as of December 31, 2010	86,648,358	6,827,848	93,476,206
Goodwill acquired related to 2011 acquisitions	16,831,883	80,034,819	96,866,702
Finalization of purchase accounting for prior year acquisitions	11,128,049	3,854,860	14,982,909
Foreign exchange impact	—	(43,230)	(43,230)

Balance as of December 31, 2011	$114,608,290	$90,674,297	$205,282,587

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

The following is a summary of the intangible assets as of December 31:

	2010	2011	Weighted- Average Life
Customer lists	$28,548,856	$35,485,590	14.1 years
Noncompete agreements	1,000,016	1,077,349	3.9 years
Trade names	3,260,590	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years

	32,847,918	40,069,050
Less accumulated amortization	(9,789,144)	(13,503,735)

Intangible assets, net	$23,058,774	$26,565,315

Amortization expense related to these intangible assets was $3,527,792, $3,140,059 and $3,730,102 for the years ended December 31, 2009, 2010 and 2011, respectively.

The estimated amortization expense for the next five years is as follows:

2012	$3,191,129
2013	2,812,266
2014	2,535,052
2015	2,409,986
2016	2,325,692
Thereafter	13,291,191

$26,565,315

Shipping and Handling Costs

Shipping and handling costs are classified in cost of goods sold in the consolidated statements of income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases. A valuation allowance is established to reduce the carrying value of deferred tax assets if it is considered more likely than not that such assets will not be realized. Any change in the valuation allowance would be charged to income in the period such determination was made.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2009, 2010 and 2011.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2009, 2010 and 2011, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2011.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $133,458, $266,661 and $305,558 for each of the years ended December 31, 2009, 2010 and 2011, respectively.

Comprehensive Income

The components of accumulated comprehensive income included in the Consolidated Balance Sheets at December 31, 2010 and 2011 are as follows:

	Year ended December 31,
	2010	2011
Unrealized gain on marketable securities
Gross	$4,223,134	$1,121,013
Income tax expense	(1,424,096)	(447,993)
Net	2,799,038	673,020
Foreign currency translation adjustment	135,343	(404,689)

Total accumulated other comprehensive income	$2,934,381	$268,331

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

Stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Acquisitions

Productions Graphics

On October 24, 2011, the Company acquired Productions Graphics, a leading international print management firm, headquartered in Paris, France, with offices in countries throughout Continental Europe, including France, Hungary, Germany, Spain and Italy. The aggregate purchase price for this acquisition is an amount up to €67,911,000 (the “Consideration”). The Consideration will be payable as follows: (A) €4,191,000 paid in cash at closing, subject to a working capital adjustment; (B) €1,620,000 composed of 238,572 shares of common stock issued on December 19, 2011; and (C) up to €62,100,000 to be paid seventy percent (70%) in cash and thirty percent (30%) in shares of Company Common Stock if certain financial milestones are achieved during certain measurement periods between October 1, 2011 and December 31, 2015. As a result of this acquisition, the Company continues to broaden its global geographic resources throughout Continental Europe and has added over 70 employees, including sales executives and their corresponding production teams.

Productions Graphics contributed revenues and net income which comprised approximately 2% and 9%, respectively, of the Company’s consolidated results for the year ended December 31, 2011. The following unaudited pro forma summary presents consolidated financial information of the Company as if the business combination had occurred on January 1, 2010.

	Year ended December 31,
	2010	2011

Revenue	$504,587,048	$652,535,278
Gross profit	122,112,700	155,366,088
Net income	11,886,385	16,465,952

The following table summarizes the consideration transferred to acquire Productions Graphics and the amount of identified assets acquired and liabilities assumed at the acquisition date. At December 31, 2011, the purchase price allocation is preliminary and subject to change as more detailed analyses are completed and additional information about their fair value of assets and liabilities becomes available. Specifically, the Company is in the process of determining the fair values of the intangible assets acquired and the contingent consideration liability. Changes to these fair values will also impact the amount of goodwill recorded in connection with this acquisition. The valuations of these items will be completed during 2012.

Cash	$5,066,072
Common stock	2,235,422
Contingent consideration	64,035,811

Total consideration transferred	$71,337,305

Cash and cash equivalents	$654,959
Accounts receivable	9,162,618
Inventory	28,820
Other assets	3,971,475
Goodwill	70,833,939
Accounts payable	(6,657,865)
Other current liabilities	(6,034,374)
Other noncurrent liabilities	(622,267)

Total identifiable net assets and goodwill	$71,337,305

On December 19, 2011, the Company issued 238,572 treasury shares for component (B) of the Consideration discussed above. The number of shares issued was determined using the December 19, 2011 closing stock price of $9.37 and the October 21, 2011 foreign exchange rate of €0.7247 per $1.00.

The $70,833,939 of goodwill was assigned to the International segment. The goodwill recognized is attributable primarily to expected synergies and the assembled workforce of Productions Graphics. None of the goodwill is expected to be deductible for income tax purposes.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Acquisitions (Continued)

Other 2011 Acquisitions

During 2011, the Company made eight other acquisitions including a Latin American business and other domestic companies with experienced sales executives, or groups of sales executives, with established books of business.  None of these acquisitions were individually material.

These acquisitions contributed revenues and net income which comprised approximately 10% and 18%, respectively, of the Company’s consolidated results for the year ended December 31, 2011. Pro forma results of these acquisitions are not disclosed as these acquisitions would not have a material impact on the Company's financial statements.

The following table summarizes the total consideration transferred to acquire these companies and the amount of identified assets acquired and liabilities assumed at the acquisition dates. At December 31, 2011, the purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information about their fair value of assets and liabilities becomes available. Specifically, the Company is finalizing the determination of the fair values of the intangible assets acquired and the contingent consideration liability for certain acquisitions. Changes to these fair values will also impact the amount of goodwill recorded in connection with these acquisitions. All valuations will be completed within one year of the related acquisition date.

Cash	$10,643,162
Contingent consideration	20,365,480

Total consideration transferred	$31,008,642

Cash and cash equivalents	$682,935
Accounts receivable	11,727,313
Inventory	1,171,710
Other assets	992,373
Customer list	7,224,301
Goodwill	26,032,763
Accounts payable	(14,254,014)
Other current liabilities	(2,568,739)

Total identifiable net assets and goodwill	$31,008,642

Prior Year Acquisitions

During 2011, the finalization of purchase accounting for 2010 acquisitions and contingent earn-out payments related to acquisitions made prior to 2011 resulted in an increase in goodwill of $14,982,909. The increase is the result of earn-out payments either made or due to seller of $14,747,533, which related to acquisitions made prior to 2009 and $235,376 of purchase price adjustments.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to January 1, 2009, contingent consideration payments will be recorded as additional purchase price. The Company paid $10,877,835 and $12,247,533 related to these agreements in the year ended December 31, 2010 and 2011, respectively. Total remaining potential contingent payments under these agreements amount to $3,000,000 as of December 31, 2011. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price as of the acquisition date.  The Company has recorded $4,857,441 and $82,002,842 in contingent consideration at December 31, 2010 and 2011, respectively, related to these arrangements.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Acquisitions (Continued)

As of December 31, 2011, the potential maximum contingent payments are payable as follows:

2012	$24,020,305
2013	16,493,333
2014	24,548,333
2015	46,677,500

$111,739,471

4.	Property and Equipment

Property and equipment at December 31, 2010 and 2011 consisted of the following:

	2010	2011
Computer equipment	$2,492,784	$4,467,672
Software, including internal use software	18,589,408	23,574,958
Furniture and fixtures	2,493,210	3,899,875
Leasehold improvements	959,425	1,684,817

	24,534,827	33,627,322
Less accumulated depreciation	(14,647,823)	(21,540,695)

	$9,887,004	$12,086,627

Depreciation expense was $4,617,724, $5,868,455 and $6,441,656, for the years ended December 31, 2009, 2010, and 2011, respectively.

5.	Revolving Credit Facility

On August 2, 2010, the Company entered into a credit agreement with a syndicate of lenders that matures on August 2, 2014. This agreement replaces the Company’s previous credit agreement with the same lenders and provides for a senior secured revolving credit facility in an initial aggregate principal amount of up to $100.0 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. Interest is payable at the adjusted LIBOR rate or the alternate base rate, as elected by the Company. The terms of the revolving credit facility include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. As of December 31, 2011, the Company was in compliance with these various covenants. The borrowings may be used for general corporate and working capital purposes of the Company and its subsidiaries in the ordinary course of business, for permitted acquisitions, for capital expenditures and for restricted payments, including the repurchase of shares of the Company’s common stock, as permitted pursuant to the terms of the agreement.  At December 31, 2010 and 2011, the Company had outstanding borrowings of $47.4 million and $60.0 million, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Commitments and Contingencies

Lease Commitments

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2009, 2010 and 2011 was $5,703,343, $6,646,213 and $6,340,723, respectively.

Minimum annual rental payments are as follows:

Operating Leases
2012	$5,370,651
2013	4,649,089
2014	4,561,537
2015	3,408,667
2016	2,282,940
Thereafter	8,199,141

Total minimum lease payments	$28,472,025

Legal Contingencies

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust, filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million were paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. The Company has accrued a loss reserve of $950,000 related to this claim. Management believes that the Company has an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May of 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s U.K. subsidiary, Etrinsic, to request information relating to Etrinsic’s position that certain printed matter and direct mail services are exempts under the U.K.’s VAT guidelines. Etrinsic has exchanged information with the HMRC and the HMRC has indicated that it disagrees with Etrinsic’s position and may render an assessment for certain VAT taxes against Etrinsic. If such an assessment were to occur, Etrinsic intends on challenging the assessment. As of December 31, 2011, the Company believes that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss. Further, the possible range of loss can not be reasonably estimated as of December 31, 2011 as the discussions with the HMRC are currently ongoing and no assessment has been levied against Etrinsic.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Current
Federal	$(1,141,099)	$2,923,693	$4,726,045
State	(310,040)	1,094,581	532,841
Foreign	750,869	964,367	1,615,280

Total current	(700,270)	4,982,641	6,874,166
Deferred
Federal	2,862,659	813,015	741,346
State	561,459	(65,583)	459,475
Foreign	(15,791)	18,733	27,622

Total deferred	3,408,327	766,165	1,228,443

Income tax expense	$2,708,057	$5,748,806	$8,102,609

The provision for income taxes for the years ended December 31, 2009, 2010 and 2011 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2009	2010	2011
Tax expense at U.S. federal income tax rate	$3,156,130	$5,935,753	$8,573,462
State income taxes, net of federal income tax effect	456,439	844,131	1,028,376
Effect of non-US operations	—	(394,087	(852,297)
Research and development credit	(671,970)	(295,736)	(396,691)
199 Domestic production activities deduction	—	(202,313)	(109,171)
Nondeductible (benefit) and other	(232,542)	(138,942)	(141,070)

Income tax expense	$2,708,057	$5,748,806	$8,102,609

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes (Continued)

At December 31, 2010 and 2011, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2010	2011
Current deferred tax assets:
Reserves and allowances	$2,288,808	$2,186,586
Other	25,452	15,880

Total current deferred tax assets	2,314,260	2,202,466
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	8,948,629	7,868,683
Stock options	2,968,540	3,190,289
Net operating loss carryforward	716,891	536,166
Tax credit carryforwards	276,421	91,091
Other	25,143	24,175

Total noncurrent deferred tax assets	12,935,624	11,710,404

Total deferred tax assets	15,249,884	13,912,870

Total current deferred tax liability:
Prepaid & other expenses	(582,768)	(25,124)
Unrealized gain on available for sale securities	(1,424,096)	(447,993)

Total current deferred tax liability	(2,006,864)	(473,117)
Noncurrent deferred tax liabilities:
Fixed assets	(3,217,589)	(2,744,889)
Intangible assets	(3,805,815)	(4,663,108)
Other	(12,600)	(55,815)

Total noncurrent deferred tax liabilities	(7,036,004)	(7,463,812)

Total deferred tax liabilities	(9,042,868)	(7,936,929)

Net deferred tax asset	$6,207,016	$5,975,941

Net current deferred tax asset	$307,396	$1,729,349
Net noncurrent deferred tax asset	5,899,620	4,246,592

Net deferred tax asset	$6,207,016	$5,975,941

In connection with the purchase of CoreVision, Inc. in September 2006, the Company acquired $880,518 in net operating loss carryforwards that will expire in 2026. At December 31, 2011, $636,438 of losses remain outstanding for future use. In connection with the purchasing of Marketing-Out-of-the-Box in July 2008, the Company acquired $1,644,746 in net operating loss carryforwards that will expire in 2024. At December 31, 2011, $895,466 of losses remain outstanding for future use.  No valuation allowance on the Company's net operating loss carryforwards is considered necessary as the amounts are more likely than not to be realized.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes (Continued)

The Company's intention is to permanently reinvest the undistributed earnings of its foreign subsidiary in accordance with ASC740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $329,547 and $6,695,139 at December 31, 2010 and 2011.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

The Company's income before taxes on foreign operations was $2,576,355, $3,473,074 and $6,365,592 for the years ended December 31, 2009, 2010 and 2011, respectively.

8.	Valuation of Equity Investments

As discussed in Note 9, Fair Value of Financial Instruments, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and. At December 31, 2011, the Company’s financial assets primarily relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo Global Logistics ("Echo") as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities in connection with Echo’s initial public offering. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends will be determined using the specific identification method and included in other income. At December 31, 2011, the Company held 69,954 shares of Echo, which have a cost basis of $8,744, and were carried at fair value of $1,129,757. The unrealized gain of $1,121,013 was included in other comprehensive income, net of tax of $447,993.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2011.  The fair values of these liabilities are estimated using a present value analysis as of December 31, 2011.  This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2010 and 2011, respectively:

At December 31, 2010	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,662,162	$1,662,162	$—	$—
Available for sale securities(2)	4,284,614	4,284,614	—	—

Total assets	$5,946,776	$5,946,776	$—	$—

Liabilities:
Contingent consideration	$(4,857,441)	$—	$—	$(4,857,441)

At December 31, 2011	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,664,916	$1,664,916	$—	$—
Available for sale securities(2)	1,129,757	1,129,757	—	—

Total assets	$2,794,673	$2,794,673	$—	$—

Liabilities:
Contingent consideration	$(82,002,842)	$—	$—	$(82,002,842)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2009	$(4,618,217)
Contingent consideration - acquisitions	(2,226,266)
Contingent consideration - change in fair value (1)	1,987,042
Balance at December 31, 2010	$(4,857,441)
Contingent consideration – new acquisitions	(84,161,292)
Reclassified to Due to Seller	4,554,000
Contingent consideration payments on acquisitions since January 1, 2009	2,314,362
Contingent consideration - change in fair value (1)	147,529
Balance as of December 31, 2011	$(82,002,842)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within selling, general and administrative expenses on the consolidated statements of income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2009, 2010 and 2011, respectively, 2,881,108, 1,785,077 and 1,576,582 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2009, 2010, and 2011, is as follows:

	Years Ended December 31,
	2009	2010	2011
Numerator:
Net Income	$6,309,458	$11,210,489	$16,393,007

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,535,357	45,703,699	46,428,443
Effect of dilutive securities:
Employee stock options and restricted common shares	1,621,348	1,878,638	2,398,515

Denominator for dilutive earnings per share	47,156,705	47,582,337	48,826,958

Basic earnings per share	$0.14	$0.25	$0.35
Diluted earnings per share	$0.13	$0.24	$0.34

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

The Company recorded $2,481,159, $3,148,619 and $3,976,187 in compensation expense related to stock-based compensation, for the years ended December 31, 2009, 2010 and 2011, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate.  The estimated forfeiture rate was 8% at December 31, 2011.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

Stock Options

The Company issued 251,542, 381,623 and 917,552 options during the years ended December 31, 2009, 2010 and 2011, respectively. A summary of stock option activity is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,484,366	$4.19	$19,153,470
Granted	251,542	4.54	—
Exercised	(142,500)	0.70	740,490
Forfeited	(148,934)	11.31	—

Outstanding at December 31, 2009	5,444,474	$4.11	$15,893,388
Granted	381,623	5.63	—
Exercised	(391,115)	0.50	2,366,246
Forfeited	(91,345)	11.72	—

Outstanding at December 31, 2010	5,343,637	$4.33	$16,638,131
Granted	917,552	8.05	—
Exercised	(298,770)	1.18	2,301,618
Forfeited	(11,938)	10.23	—

Outstanding at December 31, 2011	5,950,481	$5.07	$28,048,306

Options vested at December 31, 2011	4,133,373	$4.05	$24,068,254

As of December 31, 2009, 2010 and 2011, there were 5,444,474, 5,343,637 and 5,950,481 options outstanding pursuant to the Plan, respectively. The options issued during 2009 have exercise prices ranging from $2.36 to $6.86 and vest ratably from immediate to five years.  The options issued during 2010 have exercise prices ranging from $5.39 to $6.50 and vest ratably from four to five years. The options issued during 2011 have exercise prices ranging from $6.36 to $8.66 and vest ratably from one to five years.

Vested options totaled 3,830,927, 3,872,433 and 4,133,373 shares as of December 31, 2009, 2010 and 2011, respectively.

The aggregate intrinsic value of options outstanding for 2009, 2010 and 2011 was $15,893,388, $16,638,131 and $28,048,306, respectively. The aggregate intrinsic value of options exercisable for 2009, 2010, and 2011 was $15,092,668, $15,368,000 and $24,068,254, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2009, 2010 and 2011, respectively. These amounts change based on the fair market value of the Company’s stock which was $5.90, $6.55 and $9.31 on the last business day of the years ended December 31, 2009, 2010, and 2011, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,483,574, $1,531,266 and $1,944,585 in compensation expense related to stock options. The following assumptions were utilized in the valuation for options granted in 2009, 2010 and 2011:

	2009	2010	2011
Dividend yield	—%	—%	—%
Risk-free interest rate	2.92%-3.77%	1.85%-3.25%	1.33%-2.90%
Expected life	7 years	7 years	7 years
Volatility	47.5%	47.5%	47.5%

There was $3,484,787, $2,713,589 and $3,509,215 of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2009, 2010 and 2011, respectively. This cost was expected to be recognized over a weighted average period of 2.87, 2.36 and 2.82 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2011:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted Average Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.50 - $0.65	2,001,500	2.77	$0.53	2,001,500	$0.53
$2.36 - $4.92	874,177	4.74	$4.63	732,448	$4.59
$5.19 - $9.00	2,433,552	7.69	$6.69	897,998	$5.93
$11.38 - $16.41	641,252	6.01	$13.72	501,427	$13.83

	5,950,481	5.42	$5.07	4,133,373	$4.05

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense for the year ended December 31, 2009, 2010 and 2011 was $997,585, $1,617,353 and $2,031,602, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

The Company granted 112,433, 569,181 and 490,074 of restricted common shares to employees during the years ended December 31, 2009, 2010 and 2011, respectively. A summary of restricted share activity is as follows:

	Outstanding Restricted Common Shares	Weighted-Average Grant Date Fair Value
Nonvested Restricted Common Shares December 31, 2008	312,266	$12.82
Granted	112,433	$4.53
Vested and transferred to unrestricted common stock	(149,238)	$9.00
Forfeited	(49,370)	$11.25

Nonvested Restricted Common Shares December 31, 2009	226,091	$11.56
Granted	569,181	$5.48
Vested and transferred to unrestricted common stock	(72,491)	$12.17
Forfeited	(32,404)	$6.43

Nonvested Restricted Common Shares December 31, 2010	690,377	$6.72
Granted	490,074	$8.09
Vested and transferred to unrestricted common stock	(368,879)	$6.93
Forfeited	(27,756)	$5.71

Nonvested Restricted Common Shares December 31, 2011	783,816	$7.52

There was $1,775,466, $2,698,393 and $3,297,495 of total unrecognized compensation costs related to the restricted common shares as of December 31, 2009, 2010 and 2011, respectively. This cost was expected to be recognized over a weighted average period of 2.92, 1.83 and 2.85 years, as of December 31, 2009, 2010 and 2011, respectively.

12.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan.  For the years ended December 31, 2009 and 2010, the Company did not make any contributions to the plan. For the year-ended December 31, 2011, total costs incurred from the Company’s contributions to the 401(k) plan were $749,544.

13.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its guidance on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting guidance requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new guidance are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new guidance changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance. The Company will adopt this guidance in the first quarter of 2012.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	New Accounting Pronouncements (Continued)

In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Adoption of the new standard was permitted for the Company’s fourth quarter 2011 impairment test, but the Company elected to perform the traditional two-step test until a further assessment could be made. The Company has not yet determined if this standard will be adopted in 2012. Because the measurement of a potential impairment has not changed, the standard will not have an impact on the Company’s consolidated results of operations, financial position or cash flows.

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

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering. At September 25, 2009, the Company owned 627,778 shares of Echo’s common stock after the effects of the one-for-two reverse stock split.

The Company sold 271,913 and 285,911 of its shares of Echo common stock for $3,595,426 and $3,945,392 and recorded a gain on sale of investment of $3,578,431 and $3,909,678 for the years ended December 31, 2010 and 2011, respectively.  The Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 8 for additional information on these securities).   The gain on sale of investment is included in other income.  The Company’s investment in Echo was recorded at cost prior to the completion of Echo’s initial public offering. At December 31, 2011, the Company owned 69,954 shares of Echo’s common stock.

Agreements and Services with Related Parties

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2009, 2010 and 2011 were approximately $68,000, $60,000 and $83,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $3.6 million, $5.7 million and $8.7 million for the years ended December 31, 2009, 2010 and 2011, respectively. The net amounts payable to Echo at December 31, 2010 and 2011 were $73,068 and $122,355, respectively.

The Company has a supplier rebate program with Echo pursuant to which the Company receives an annual rebate on all freight expenditures in an amount equal to 3%, plus an additional 2% if paid within 15 days. Under the supplier rebate program, the Company received approximately $20,000 and $36,723 in rebates for the years ended December 31, 2010 and 2011, respectively.

In April 2010, the Company entered into an agreement with Echo pursuant to which it sub-leases a portion of the Company’s office space in Chicago, and pays $12,000 per month of the Company’s lease payment and overhead expenses related to the space. Echo paid the Company $108,000 and $45,800 under this agreement for the years ended December 31, 2010 and 2011, respectively. This agreement was terminated on April 30, 2011.

In August 2009, the Company entered into an agreement with Groupon, Inc. (“Groupon”) pursuant to which Groupon sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Two members of the Company’s Board of Directors, Eric P. Lefkofsky and Peter J. Barris, are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $54,000 under this agreement for the three months ended March 31, 2010.  The agreement was terminated on March 31, 2010.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Related Party Transactions (Continued)

During the second quarter of 2010, the Company entered into an agreement with Groupon related to corporate procurement cards. The agreement allows Groupon to obtain corporate procurement cards under the Company’s existing credit arrangement. Under the agreement, the Company billed Groupon $64,000 and $88,000 during the years ended December 31, 2010 and 2011. The net amount receivable from Groupon was $40,000 at December 31, 2011.

During 2011, the Company provided promotional product procurement services to Groupon. The total amount billed for such services during the year ended December 31, 2011 was approximately $1.6 million. The net amount receivable from Groupon for these services was $61,186 at December 31, 2011.

15.	Business Segments

In 2011, the Company changed the composition of its operating segments from a single segment to two segments based on geographic regions, United States and International. This change was made to align operating segments with the basis that the chief operating decision maker is reviewing financial information to make operating decisions and assess performance. “Other” consists of shared service activities and unallocated corporate expenses.

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from operations with the addition of depreciation and amortization, stock compensation expense and the preference claim charge in 2011. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill, and other intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property, plant and equipment of the corporate headquarters.

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	United States	International	Other	Total
Fiscal 2011:
Total net revenues	$540,303	$93,543	$—	$633,846
Adjusted EBITDA (1)	48,198	6,576	(17,060)	37,714
Total assets	320,940	126,308	10,405	457,653
Fiscal 2010:
Total net revenues	$444,477	$37,735	$—	$482,212
Adjusted EBITDA (1)	37,644	3,620	(13,900)	27,364
Total assets	244,560	22,316	13,049	279,925
Fiscal 2009:
Total net revenues	$369,404	$31,043	$—	$400,447
Adjusted EBITDA (1)	28,428	2,806	(11,265)	19,969
Total assets	215,624	18,572	32,962	267,158

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock compensation expense and the preference claim charge in 2011, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

 InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated earnings before income taxes (in thousands):

	Year Ended December 31,
	2009	2010	2011

Adjusted EBITDA	$19,969	$27,364	$37,714
Preference claim charge	—	—	(950)
Stock-based compensation	(2,481)	(3,149)	(3,976)
Depreciation and amortization	(8,031)	(9,008)	(10,171)
Total other income (expense)	(439)	1,752	1,879

Income before income taxes	$9,018	$16,959	$24,496

The Company had long-lived assets, consisting of net property, plant and equipment, in the United States of $10,606,698, $9,480,398, and $10,346,711 at December 31, 2009, 2010, and 2011, respectively.  Long-lived assets in foreign countries were $227,014, $406,606, and $1,739,916 at December 31, 2009, 2010, and 2011, respectively.

16.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2011
	First Quarter(1)	Second Quarter(2)	Third Quarter(3)	Fourth Quarter(4)
	(In thousands, except per share data)
Net sales	$145,181	$155,612	$157,819	$175,234
Gross profit	33,328	36,342	37,093	42,600
Net income	2,790	3,700	4,138	5,765
Net income per share:
Basic	$0.06	$0.08	$0.09	$0.12
Diluted	$0.06	$0.08	$0.09	$0.12

(1)	The Company made acquisitions during the first quarter of 2011 which were not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning January of 2011.
(2)	The Company made acquisitions during the second quarter of 2011 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning April of 2011.
(3)	The Company made acquisitions during the third quarter of 2011 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning July of 2011.
(4)	The Company acquired Productions Graphics on October 24, 2011 as well as another company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2011.

	Year Ended December 31, 2010
	First Quarter	Second Quarter(1)	Third Quarter(2)	Fourth Quarter(3)
	(In thousands, except per share data)
Net sales	$112,213	$120,471	$119,131	$130,397
Gross profit	26,933	29,040	28,509	31,530
Net income	2,168	3,142	2,365	3,535
Net income per share:
Basic	$0.05	$0.07	$0.05	$0.08
Diluted	$0.05	$0.07	$0.05	$0.07

(1)	The Company made an acquisition during the second quarter of 2010 which was not material individually or in the aggregate. Financial results from this acquisition are included in the Consolidated Financial Statements beginning April of 2010.
(2)	The Company made acquisitions during the third quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning August of 2010.
(3)	The Company made acquisitions during the fourth quarter of 2010 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October of 2010.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off net of Recoveries)	Other Describe	Balance at End of Period
Fiscal year ended December 31, 2011
Allowance for doubtful accounts	$3,610,977	$2,414,710	$(2,732,446)	$—	$3,293,241
Fiscal year ended December 31, 2010
Allowance for doubtful accounts	$4,634,848	$2,901,216	$(3,925,087)	$—	$3,610,977
Fiscal year ended December 31, 2009
Allowance for doubtful accounts	$5,045,059	$1,295,592	$(1,705,803)	$—	$4,634,848

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2011.  As required under this Item 9A, the management's report titled "Management's Assessment of Control over Financial Reporting" is set forth in "Item 8 - Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

On March 2, 2012, John Walter advised the Company’s Board of Directors that he was retiring from the Board of Directors and the Board of Directors of the Company accepted his resignation as a director of the Company effective immediately. The resignation was not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. Also effective March 2, 2012, the Company entered into a consulting agreement with Mr. Walter pursuant to which he will provide consulting services to the Board of Directors and management of the Company through September 1, 2012. As compensation for such services, Mr. Walter will receive a grant of 2,100 unrestricted shares of common stock on April 2, 2012.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	5,950,481	$5.07	621,147	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	5,950,481	$5.07	621,147

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2012 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2011.

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

Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov ..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / ERIC D. BELCHER
Eric D. Belcher
Title:	Chief Executive Officer and
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric D. Belcher and Joseph M. Busky, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
	President, Chief Executive Officer and Director	March 7, 2012
/ S / ERIC D. BELCHER	(principal executive officer)
Eric D. Belcher

	Chief Financial Officer (principal financial and	March 7, 2012
/ S / JOSEPH M. BUSKY	accounting officer)
Joseph M. Busky

/ S / JACK M. GREENBERG	Chairman of the Board	March 7, 2012
Jack M. Greenberg

/ S / JOHN R. WALTER	Director	March 7, 2012
John R. Walter

/ S / PETER J. BARRIS	Director	March 7, 2012
Peter J. Barris

/ S / SHARYAR BARADARAN	Director	March 7, 2012
Sharyar Baradaran

/ S / LINDA S. WOLF	Director	March 7, 2012
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 7, 2012
Charles K. Bobrinskoy

/ S / ERIC P. LEFKOFSKY	Director	March 7, 2012
Eric P. Lefkofsky

/ S / DAVID FISHER	Director	March 7, 2012
David Fisher

/ S / PATRICK GALLAGHER	Director	March 7, 2012
Patrick Gallagher

EXHIBIT INDEX

Exhibit No.	Description
2.1	Share Purchase Agreement, dated as of October 24, 2011, by and between Etrinsic Limited, Winthrop Limited, Christophe Delaune and InnerWorkings, Inc., as amended on December 19, 2011(1)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated By-Laws.(2)

4.1	Specimen Common Stock Certificate.(3)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(3)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 16, 2011.(5)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(4)†

10.4	Form of Stock Option Award Agreement.(2)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(3)†

10.6	Agreement dated March 25, 2004 for John Walter to Become Chairman of InnerWorkings, LLC’s Board of Directors, as amended.(3)†

10.7	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.8	Agreement dated as of March 14, 2008 by and between InnerWorkings, Inc. and Eric P. Lefkofsky.(6)†

10.9	Form of Indemnification Agreement.(3)

10.10	Master Services Agreement dated September 1, 2005 by and between ServiceMaster Consumer Services, L.P. and InnerWorkings, LLC.(3)

10.11	Referral Agreement dated October 1, 2006 between Innerworkings, Inc. and Echo Global Logistics, Inc.(2)

Exhibit No.	Description
10.12	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Eric D. Belcher and InnerWorkings, Inc.(7)†

10.13	Employment Agreement effective as of July 16, 2008 by and between Joseph Busky and InnerWorkings, Inc.(8)†

10.14	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto. (9)

10.15	Separation and Independent Contractor Agreement, dated as of January 19, 2011, by and between InnerWorkings, Inc. and Jonathan Shean.(10)†

10.16	Employment Agreement entered into as of September 6, 2011 by and between InnerWorkings, Inc. and John Eisel.(11)†

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form S-3 Registration Statement (File No. 333-177535)
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(3)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(4)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(5)	Incorporated by reference to 2011 Proxy Statement on Schedule 14A filed on April 29, 2011.
(6)	Incorporated by reference to 2007 Annual Report on Form 10-K filed on March 17, 2008.
(7)	Incorporated by reference to Current Report on Form 8-K filed on November 18, 2008.
(8)	Incorporated by reference to Current Report on Form 8-K filed on July 8, 2008.
(9)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(10)	Incorporated by reference to Annual Report on Form 10-K filed on March 2, 2011.
(11)	Incorporated by reference to Current Report on Form 8-K filed on September 23, 2011.
†	Management contract or compensatory plan or arrangement of the Company.

