Form 10-Q
period 2012-03-31
INNERWORKINGS INC
filed 2012-05-07
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

As of April 26, 2012, the Registrant had 48,255,804 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three months ended March 31,
	2011	2012
Revenue	$145,180,692	$188,546,402
Cost of goods sold	111,852,782	147,153,019
Gross profit	33,327,910	41,393,383
Operating expenses:
Selling, general, and administrative expenses	26,990,237	33,083,264
Depreciation and amortization	2,422,045	2,444,096
Income from operations	3,915,628	5,866,023
Other income (expense):
Gain on sale of investment	979,501	247,697
Interest income	81,326	51,741
Interest expense	(595,985)	(698,094)
Other, net	(78,214)	138,268
Total other income (expense)	386,628	(260,388)
Income before taxes	4,302,256	5,605,635
Income tax expense	1,511,904	1,917,947
Net income	$2,790,352	$3,687,688

Basic earnings per share	$0.06	$0.08
Diluted earnings per share	$0.06	$0.07

Comprehensive income	$2,548,259	$4,089,394

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2011	2012
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,219,385	$15,665,972
Short-term investments	1,129,757	888,897
Accounts receivable, net of allowance for doubtful accounts of $3,293,241 and $3,179,465, respectively	124,678,502	146,807,088
Unbilled revenue	28,318,751	30,883,113
Inventories	14,201,606	12,198,821
Prepaid expenses	11,066,451	10,696,763
Related party receivables	268,119	292,835
Deferred income taxes	1,729,349	1,463,492
Other current assets	13,875,918	24,697,846
Total current assets	208,487,838	243,594,827
Property and equipment, net	12,086,627	12,168,279
Intangibles and other assets:
Goodwill	205,282,587	208,313,495
Intangible assets, net of accumulated amortization of $13,503,735 and $14,437,434, respectively	26,565,315	25,743,759
Deferred income taxes	4,246,592	3,715,207
Other assets	984,227	791,106
	237,078,721	238,563,567
Total assets	$457,653,186	$494,326,673
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$102,245,865	$119,531,508
Related party payable	44,578	460,316
Current portion of contingent consideration	14,232,980	16,199,571
Due to seller	7,554,000	2,620,392
Other liabilities	6,979,516	9,004,553
Accrued expenses	17,324,598	15,406,150
Total current liabilities	148,381,537	163,222,490
Revolving credit facility	60,000,000	71,400,000
Contingent consideration, net of current portion	67,769,862	67,684,309
Total liabilities	276,151,399	302,306,799
Stockholders' equity:
Common stock, par value $0.0001 per share, 57,903,418 and 58,961,117 shares issued, 46,998,011 and 48,123,303 shares outstanding, respectively	4,700	4,812
Additional paid-in capital	179,688,593	185,459,929
Treasury stock at cost, 10,905,407 and 10,837,814 shares, respectively	(71,241,947)	(70,479,927)
Accumulated other comprehensive income	268,331	670,037
Retained earnings	72,782,110	76,365,023
Total stockholders' equity	181,501,787	192,019,874
Total liabilities and stockholders' equity	$457,653,186	$494,326,673

See accompanying notes.

InnerWorkings, Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities
Net income	$2,790,352	$3,687,688
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(145,962)	902,380
Stock-based compensation expense	941,362	1,047,645
Depreciation and amortization	2,422,045	2,444,096
Deferred financing cost amortization	93,909	41,821
Gain on sale of investment	(979,501)	(247,697)
Gain on sale of fixed assets	—	(11,567)
Excess tax benefit from exercise of stock awards	—	(4,163,793)
Change in fair value of contingent consideration liability	—	200,141
Bad debt provision	574,533	145,447
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(17,989,914)	(22,809,398)
Inventories	303,336	2,119,878
Prepaid expenses and other	(7,801,815)	(10,271,793)
Change in liabilities, net of acquisitions:
Accounts payable	22,557,152	16,003,529
Advances to (from) related parties	839,067	391,022
Accrued expenses and other	3,446,223	3,047,963
Net cash provided by (used in) operating activities	7,050,787	(7,472,638)

Cash flows from investing activities
Purchases of property and equipment	(1,761,053)	(1,862,648)
Proceeds from sale of marketable securities	984,845	249,540
Proceeds from sale of fixed assets	—	11,567
Payments for acquisitions, net of cash acquired	(5,294,117)	(1,587,576)
Net cash used in investing activities	(6,070,325)	(3,189,117)

Cash flows from financing activities
Principal payments on capital lease obligations	(7,081)	(4,349)
Net borrowings of revolving credit facility	500,000	11,400,000
Payments of contingent consideration	—	(3,228,375)
Excess tax benefit from exercise of stock awards	—	4,163,793
Proceeds from issuance of shares	26,749	555,355
Net cash provided by financing activities	519,668	12,886,424

Effect of exchange rate changes on cash and cash equivalents	127,224	221,918
Increase in cash and cash equivalents	1,627,354	2,446,587
Cash and cash equivalents, beginning of period	5,259,272	13,219,385
Cash and cash equivalents, end of period	$6,886,626	$15,665,972

 See accompanying notes

InnerWorkings, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year of 2012. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2012.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has two reporting units, United States and International. In the first step, the fair value for the Company is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the Company and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2011 analysis performed, no impairment charges were required.

     The following is a summary of the goodwill balance for each operating segment as of March 31, 2012:

	United States	International	Total
Balance as of December 31, 2011	$114,608,290	$90,674,297	$205,282,587
Adjustment of purchase accounting for prior year acquisitions	—	810,185	810,185
Foreign exchange impact	—	2,220,723	2,220,723

Balance as of March 31, 2012	$114,608,290	$93,705,204	$208,313,495

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

The following is a summary of the intangible assets:

	December 31, 2011	March 31, 2012	Weighted- Average Life
Customer lists	$35,485,590	$35,597,733	14.1 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years

	40,069,050	40,181,193
Less accumulated amortization	(13,503,735)	(14,437,434)

Intangible assets, net	$26,565,315	$25,743,759

Amortization expense related to these intangible assets was $872,072 and $889,248 for the three months ended March 31, 2011 and 2012, respectively.

The estimated amortization expense for the next five years is as follows:

2012	$2,670,167
2013	3,080,690
2014	2,714,940
2015	2,515,253
2016	2,367,221
Thereafter	12,395,488

$25,743,759

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

Fair Value of Financial Instruments

The Company accounts for its financial assets and liabilities that are measured at fair value within the financial statements in accordance with ASC 820, Fair Value Measurements and Disclosure (ASC 820). ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. In accordance with this interpretation, the Company has only applied ASC 820 with respect to its financial assets and liabilities that are measured at fair value within the financial statements. The Company’s investments in cash equivalents and available-for-sale securities are carried at fair value. See Notes 6 and 7 for additional information on fair value measurements.

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

During the three month periods ended March 31, 2011 and 2012, the Company issued 45,004 and 131,660 options, respectively, to various employees of the Company. In addition, during the three month periods ended March 31, 2011 and 2012, the Company granted 79,976 and 66,593 restricted common shares, respectively, to employees. During the three month periods ended March 31, 2011 and 2012, 107,203 and 1,057,199 options were exercised and restricted common shares vested, respectively. The Company recorded $941,362 and $1,047,645 in compensation expense for the three month periods ended March 31, 2011 and 2012, respectively.

2.	Acquisitions

Prior Year Acquisitions

During the three months ended March 31, 2012, goodwill related to acquisitions made in prior years increased by $3,030,908. The increase is the result of $810,185 of changes to purchase price allocations and $2,220,723 related to foreign currency translation. At March 31, 2012, the purchase accounting for the Company’s acquisition of Productions Graphics from the fourth quarter of 2011 is preliminary and remains subject to change. Specifically, the Company is in the process of determining the fair values of the intangible assets acquired and the contingent consideration liability. Changes to these fair values will also impact the amount of goodwill recorded in connection with this acquisition. The valuations of these items will be completed within one year of the period in which the acquisition occurred.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions prior to January 1, 2009, contingent consideration payments will be recorded as additional purchase price. The Company paid $1,500,000 related to these agreements in the three months ended March 31, 2012. Total remaining potential contingent payments under these agreements amount to $1,500,000 as of March 31, 2012. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price as of the acquisition date.  The Company has recorded $83,883,880 in contingent consideration at March 31, 2012 related to these arrangements.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results from operations.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions (Continued)

As of March 31, 2012, the potential maximum contingent payments are payable as follows:

2012	$17,112,184
2013	16,905,533
2014	25,091,533
2015	48,016,100

$107,125,350

3.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three months ended March 31, 2011 and 2012, respectively, 1,144,955 and 769,691 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2011 and 2012 are as follows:

	Three Months Ended March 31,
	2011	2012
Numerator:
Net income	$2,790,352	$3,687,688

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,128,025	47,193,327
Effect of dilutive securities:
Employee stock options and restricted common shares	2,210,999	2,820,242

Denominator for dilutive earnings per share	48,339,024	50,013,569

Basic earnings per share	$0.06	$0.08

Diluted earnings per share	$0.06	$0.07

4.	Comprehensive Income

	Three Months Ended March 31,
	2011	2012
Net income	$2,790,352	$3,687,688
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(440,393)	547,032
Foreign currency translation adjustment	198,300	(145,326)

Comprehensive income	$2,548,259	$4,089,394

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

5.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (“Echo”), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as a majority of the members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo.

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering.

Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock. The Company sold 85,500 and 14,743 of its shares of Echo’s common stock for $984,845 and $249,540 and recorded a gain on sale of investment of $979,501 and $247,697 during the three months ended March 31, 2011 ad 2012, respectively.  The Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 6 for additional information on these securities).   The gain on sale of investment is included in other income. At March 31, 2012, the Company owned 55,211 shares of Echo’s common stock.

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ended March 31, 2011 and 2012 were approximately $20,000 and $27,000, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $1.9 million and $2.2 million for the three months ended March 31, 2011 and 2012, respectively. The net amount payable to Echo at March 31, 2012 was $401,945.

During the second quarter of 2010, the Company entered into an agreement with Groupon, Inc. (“Groupon”) related to corporate procurement cards. The agreement allows Groupon to obtain corporate procurement cards under the Company’s existing credit arrangement. Under the agreement, the Company billed Groupon $24,000 and $32,000 during the three months ended March 31, 2011 and 2012, respectively. The net amount receivable from Groupon was $72,000 at March 31, 2012.

The Company also provides promotional product procurement services to Groupon. The total amount billed for such services during the three months ended March 31, 2011 and 2012 was approximately $241,000 and $184,000, respectively. The net amount receivable from Groupon for these services was $150,086 at March 31, 2012.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., who was appointed to the Company’s Board of Directors in August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2012 was approximately $139,000. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company approximately $52,000 for the three months ended March 31, 2012. The net amount receivable from Arthur J. Gallagher & Co. at March 31, 2012 was $84,377.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

6.	Valuation of Equity Investments

As discussed in Note 1, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At March 31, 2012, the Company’s financial assets relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be included in other income. At March 31, 2012, the Company’s investment in Echo, which has a cost basis of $6,901, was carried at fair value of $888,897. The unrealized gain of $881,996 is included in accumulated other comprehensive income, net of tax of $345,725.

7.	Fair Value Measurement

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of March 31, 2012. The fair values of these liabilities are estimated using a present value analysis as of March 31, 2012. This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2012 and December 31, 2011, respectively:

At March 31, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,665,822	$1,665,822	$—	$—
Available for sale securities (2)	888,897	888,897	—	—

Total assets	$2,554,719	$2,554,719	$—	$—

Liabilities:
Contingent consideration	$(83,883,880)	$—	$—	$(83,883,880)

At December 31, 2011	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,664,916	$1,664,916	$—	$—
Available for sale securities (2)	1,129,757	1,129,757	—	—

Total assets	$2,794,673	$2,794,673	$—	$—

Liabilities:
Contingent consideration	$(82,002,842)	$—	$—	$(82,002,842)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2011	$(82,002,842)
Contingent payments on acquisitions made after January 1, 2009	393,513
Contingent consideration - change in fair value (1)	(200,141)
Foreign exchange impact	(2,074,410)
Balance as of March 31, 2012	$(83,883,880)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

8.	Commitments and Contingencies

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust, filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million were paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In the second quarter of 2011, the Company accrued a loss reserve of $950,000 related to this claim. Management believes that the Company has an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May of 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s U.K. subsidiary, Etrinsic, to request information relating to its position that certain printed matter and direct mail services are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products and services at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March of 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic has sought independent review of the assessment with HMRC. If the outcome of the independent review is unfavorable, Etrinsic intends to file a legal appeal against HMRC’s assessment at the UK Tax Tribunal. The potential range of loss for this tax liability is £0 to £2,316,008 and in the event of an unfavorable final outcome, Etrinsic may seek indemnification of the taxes from its end customer(s). The Company believes that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

9.	Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its standard on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting standard requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new standard changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance. For interim periods, the standard requires companies to present a total for comprehensive income in either a single continuous statement or two consecutive statements. The Company adopted this standard in the first quarter of 2012.

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

10.	Business Segments

The Company is organized and managed as two business segments, United States and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. “Other” consists of shared service activities and unallocated corporate expenses.

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations with the addition of depreciation and amortization and stock-based compensation expense, less any change in the fair value of contingent consideration liabilities. Management does not evaluate the performance of its operating segments using asset measures.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Unaudited)—(Continued)

10.	Business Segments (Continued)

The table below presents financial information for the Company’s reportable operating segments and Other for the three months periods noted (in thousands):

	United States	International	Other	Total
Three Months Ended March 31, 2012
Total net revenues	$157,616	$30,930	$—	$188,546
Adjusted EBITDA (1)	14,751	292	(5,485)	9,558
Three Months Ended March 31, 2011
Total net revenues	$126,368	$18,813	$—	$145,181
Adjusted EBITDA (1)	9,260	1,388	(3,369)	7,279

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense and any change in the fair value of contingent consideration liabilities, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated earnings before income taxes (in thousands):

	Three Months Ended March 31,
	2011	2012

Adjusted EBITDA	$7,279	$9,558
Stock-based compensation	(941)	(1,048)
Depreciation and amortization	(2,422)	(2,444)
Change in fair value of contingent consideration	—	(200)
Total other income (expense)	386	(260)

Income before income taxes	$4,302	$5,606

11.	Subsequent Events

On April 20, 2012, the Company entered into a first amendment (the “First Amendment”) to its Credit Agreement, dated as of August 2, 2010, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The First Amendment to the Credit Agreement: (i) increases the revolving commitment amount by $50 million, to $150 million in the aggregate, and provides the Company the right to increase the aggregate commitment amount by an additional $25 million, to $175 million; (ii) extends the maturity date of the revolving credit facility from August 2, 2014 to August 2, 2015; (iii) decreases the ranges of applicable rates charged for interest on outstanding loans and letters of credit by 0.35%, from 2.50%-1.50% to 2.15%-1.15% for letter of credit fees and loans based on the Eurodollar rate and from 1.50%-0.50% to 1.15%-0.15% for loans based on the base rate; and (iv) permits the Company to incur certain securitization transactions of up to $50 million in the aggregate, so long as certain tests are met, including a maximum Consolidated Leverage Ratio test (as defined in the First Amendment) and a minimum Consolidated EBITDA test (as defined in the First Amendment). In the event the Company elects to incur securitization transactions in the future pursuant to (iv) above, (a) a new mandatory prepayment test will be implemented that will trigger prepayments based on the sum of the total outstanding borrowings under the revolving credit facility and any such securitization transaction measured against certain of the Company’s account receivables and (b) the quarterly maximum Consolidated Leverage Ratio test will be adjusted from 3.00:1.00 to 2.75:1.00.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global marketing supply chain company. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

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

Since 2002, we have expanded from a regional focus to a national and then international focus with the acquisitions of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe, in 2011. We operate in 44 different countries. Our operations are organized into two segments based on geographic regions: United States and International. The United States segment includes operations in the United States, and the International segment includes operations in the United Kingdom, continental Europe and Latin America. In the three months ended March 31, 2012, we generated revenues of $157.6 million in the United States segment and $30.9 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $145.2 million and $188.5 million during the three months ended March 31, 2011 and 2012, respectively. Total revenue increased 30% from the prior year of which 21% was from organic growth. Our revenue is generated from two different types of clients: enterprise and middle market/transactional. Enterprise jobs usually involve higher dollar amounts and volume than our middle market/transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market/transactional clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients generally have an open-ended term subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market/transactional clients on an order-by-order basis.  During the three months ended March 31, 2012, enterprise clients accounted for 79% of our revenue, while middle market/transactional clients accounted for 21% of our revenue.

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market/transactional clients, is negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from middle market/transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins we typically realize in our middle market/transactional business. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our middle market/transactional business on an operating profit basis because the commission expense associated with enterprise jobs is generally lower.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of middle market/transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our middle market/transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our middle market/transactional jobs. Our gross profit for the three months ended March 31, 2011 and 2012 was $33.3 million and $41.4 million, or 23.0% and 22.0% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.6% and 17.5% for the three months ended March 31, 2011 and 2012, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $4.5 million as of March 31, 2012 from $3.6 million as of December 31, 2011.

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

Our income from operations for the three months ended March 31, 2011 and 2012 was $3.9 million and $5.9 million, respectively.

Comparison of three months ended March 31, 2012 and 2011

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three months ended March 31,
	2011	% of Total	2012	% of Total
	(dollars in thousands)
United States	$126,368	87.0%	$157,616	83.6%
International	18,813	13.0	30,930	16.4

Revenue	$145,181	100.0%	$188,546	100.0%

United States

United States revenue increased by $31.2 million, or 24.7%, from $126.4 million during the three months ended March 31, 2011 to $157.6 million during the three months ended March 31, 2012. This increase in revenue is driven primarily by organic new enterprise and middle market/transactional account growth.

International

International revenue increased by $12.1 million, or 64.4%, from $18.8 million during the three months ended March 31, 2011 to $30.9 million during the three months ended March 31, 2012. This increase is due to our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011.

Cost of goods sold

Our cost of goods sold increased by $35.3 million, or 31.6%, from $111.9 million during the three months ended March 31, 2011 to $147.2 million during the three months ended March 31, 2012. The increase is a result of the revenue growth during the three months ended March 31, 2012. Our cost of goods sold as a percentage of revenue increased slightly from 77.0% during the three months ended March 31, 2011 to 78% during the three months ended March 31, 2012.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 23.0% during the three months ended March 31, 2011 to 22.0% during the three months ended March 31, 2012.  The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of the South American operations during the first quarter of 2011, which have lower gross margins than the United States operations. Additionally, due to the planned timing of various projects and services Productions Graphics, which was acquired in the fourth quarter of 2011, regularly experiences relatively low margins in the first half of each fiscal year with increasing margins in the second half.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.1 million, or 22.6%, from $27.0 million during the three months ended March 31, 2010 to $33.1 million during the three months ended March 31, 2012. As a percentage of revenue, selling, general and administrative expenses decreased from 18.6% for the three months ended March 31, 2011 to 17.5% for the three months ended March 31, 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

Depreciation and amortization expense remained consistent at $2.4 million during the three months ended March 31, 2011 and 2012.

Income from operations

Income from operations increased by $2.0 million, or 49.8%, from $3.9 million during the three months ended March 31, 2011 to $5.9 million during the three months ended March 31, 2012. As a percentage of revenue, income from operations increased from 2.7% during the three months ended March 31, 2011 to 3.1% during the three months ended March 31, 2012. The increase in income from operations as a percentage of revenue is a result of our decrease in selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income decreased by $0.7 million from income of $0.4 million for the three months ended March 31, 2011 to a loss of $0.3 million during the three months ended March 31, 2012. The decrease is due to a decrease in the gain on sale of Echo shares.

Income tax expense

Income tax expense increased by $0.4 million, or 26.9%, from $1.5 million during the three months ended March 31, 2011 to $1.9 million during the three months ended March 31, 2012. Our effective tax rate was 35.1% and 34.2% for the three month periods ended March 31, 2011 and 2012, respectively. The decrease in the effective tax rate is due to our international expansion in to countries with lower statutory tax rates, offset by the United States research and development tax credit which expired at the end of 2011 and has not been renewed for 2012.

Net income

Net income increased by $0.9 million, or 32.2%, from $2.8 million during the three months ended March 31, 2011 to $3.7 million during the three months ended March 31, 2012. Net income as a percentage of revenue was 1.9% and 2.0% during the three months ended March 31, 2011 and 2012, respectively.

Liquidity and Capital Resources

At March 31, 2012, we had $15.7 million of cash and cash equivalents and $0.9 million in available-for-sale securities.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2012 was $7.5 million and consisted of net income of $3.7 million, $0.4 million of non-cash items and $11.6 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $22.8 million and an increase in prepaid expenses and other of $10.3 million offset by an increase in accounts payable of $16.0 million.

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

Investing Activities. Cash used in investing activities in the three months ended March 31, 2012 of $3.2 million was attributable to payments made in connection with acquisitions of $1.6 million and capital expenditures of $1.9 million, offset by proceeds from the sale of Echo shares and other investments of $0.3 million.

Cash used in investing activities in the three months ended March 31, 2011 of $6.1 million was attributable to capital expenditures of $1.8 million and $5.3 million in payments made in connection with acquisitions, offset by the proceeds on sale of Echo shares of $1.0 million.

Financing Activities. Cash provided by financing activities in the three months ended March 31, 2012 of $12.9 million was primarily attributable to the $11.4 million of borrowings under the revolving credit facility and $4.2 million of excess tax benefits over compensation cost on exercised stock awards offset by $3.2 million of payments of contingent consideration.

Cash provided by financing activities in the three months ended March 31, 2011 of $0.5 million was primarily attributable to the $0.5 million of borrowings under the revolving credit facility.

In May of 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our U.K. subsidiary, Etrinsic, to request information relating to its position that certain printed matter and direct mail services are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products and services at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March of 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic has sought independent review of the assessment with HMRC. If the outcome of the independent review is unfavorable, Etrinsic intends on filing a legal appeal against HMRC’s assessment at the UK Tax Tribunal. The potential range of loss for this tax liability is £0 to £2,316,008 and in the event of an unfavorable final outcome, Etrinsic may seek indemnification of the taxes from its end customer(s). We believe that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

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

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 2 in the Notes to the Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2012, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2011.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) amended its standard on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting standard requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new standard changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance. For interim periods, the standard requires companies to present a total for comprehensive income in either a single continuous statement or two consecutive statements. We adopted this standard in the first quarter of 2012.

In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Adoption of the new standard was permitted for our fourth quarter 2011 impairment test, but we elected to perform the traditional two-step test until a further assessment could be made. We have not yet determined if this standard will be adopted in 2012. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Our interest income is sensitive to changes in the general level of United States interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of December 31, 2011 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

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

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the first quarter ended March 31, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

We are not a party to any legal proceedings that we believe would have a material adverse effect on our business, financial condition or operating results. See Note 8 “Commitments and Contingencies” to the financial statements.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	First Amendment to Credit Agreement, dated as of April 20, 2012, among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K filed on April 26, 2012).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 7, 2012	By:	/s/ Eric D. Belcher
Eric D. Belcher Chief Executive Officer

Date: May 7, 2012	By:	/s/ Joseph M. Busky
Joseph M. Busky Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	First Amendment to Credit Agreement, dated as of April 20, 2012, among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K filed on April 26, 2012).

