Form 10-Q
period 2012-06-30
INNERWORKINGS INC
filed 2012-08-09
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

As of August 6, 2012, the Registrant had 49,321,430 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	$155,611,981	$201,397,471	$300,792,673	$389,943,873
Cost of goods sold	119,269,983	153,551,408	231,122,765	300,704,427
Gross profit	36,341,998	47,846,063	69,669,908	89,239,446
Operating expenses:
Selling, general and administrative expenses	27,711,286	37,644,103	54,701,523	70,727,367
Depreciation and amortization	2,472,456	2,936,981	4,894,501	5,381,077
Preference claim charge	950,000	-	950,000	-
Income from operations	5,208,256	7,264,979	9,123,884	13,131,002
Other income (expense):
Gain on sale of investment	998,325	247,875	1,977,826	495,572
Interest income	19,065	43,047	100,391	94,788
Interest expense	(533,722)	(660,492)	(1,223,616)	(1,358,586)
Other, net	(6,838)	(124,329)	8,857	13,939
Total other income (expense)	476,830	(493,899)	863,458	(754,287)
Income before taxes	5,685,086	6,771,080	9,987,342	12,376,715
Income tax expense	1,985,077	2,296,680	3,496,981	4,214,627
Net income	$3,700,009	$4,474,400	$6,490,361	$8,162,088

Basic earnings per share	$0.08	$0.09	$0.14	$0.17
Diluted earnings per share	$0.08	$0.09	$0.13	$0.16

Comprehensive income	$3,306,401	$3,493,203	$5,854,660	$7,582,597

See accompanying notes.

InnerWorkings, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2011	2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,219,385	$11,971,416
Short-term investments	1,129,757	793,707
Accounts receivable, net of allowance for doubtful accounts of $3,293,241 and $3,134,033, respectively	124,946,621	139,408,050
Unbilled revenue	28,318,751	33,512,456
Inventories	14,201,606	11,787,614
Prepaid expenses	11,066,451	11,288,934
Deferred income taxes	1,729,349	1,734,274
Other current assets	13,875,918	19,574,702
Total current assets	208,487,838	230,071,153
Property and equipment, net	12,086,627	13,707,584
Intangibles and other assets:
Goodwill	205,282,587	196,756,214
Intangible assets, net of accumulated amortization of $13,503,735 and $15,204,478, respectively	26,565,315	36,012,094
Deferred income taxes	4,246,592	3,716,284
Other assets	984,227	1,061,292
	237,078,721	237,545,884
Total assets	$457,653,186	$481,324,621
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$102,290,443	$100,130,613
Current portion of contingent consideration	14,232,980	15,396,575
Due to seller	7,554,000	-
Other liabilities	6,979,516	10,942,061
Accrued expenses	17,324,598	12,857,270
Total current liabilities	148,381,537	139,326,519
Revolving credit facility	60,000,000	73,000,000
Contingent consideration, net of current portion	67,769,862	66,107,784
Total liabilities	276,151,399	278,434,303
Stockholders' equity:
Common stock, par value $0.0001 per share, 57,903,418 and 59,833,466 shares issued, 46,998,011 and 49,184,937 shares outstanding, respectively	4,700	4,918
Additional paid-in capital	179,688,593	190,771,056
Treasury stock at cost, 10,905,407 and 10,648,529 shares, respectively	(71,241,947)	(68,345,991)
Accumulated other comprehensive income (loss)	268,331	(311,160)
Retained earnings	72,782,110	80,771,495
Total stockholders' equity	181,501,787	202,890,318
Total liabilities and stockholders' equity	$457,653,186	$481,324,621

See accompanying notes.

InnerWorkings, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities
Net income	$6,490,361	$8,162,088
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,317,834	806,152
Stock-based compensation expense	1,770,140	2,451,374
Depreciation and amortization	4,894,501	5,381,077
Gain on sale of investment	(1,977,826)	(495,572)
Bad debt provision	1,606,114	352,332
Excess tax benefit from exercise of stock awards	(288,705)	(7,447,068)
Change in fair value of contingent consideration liability	-	466,685
Other operating activities	163,323	81,728
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(15,264,783)	(16,611,005)
Inventories	(1,485,691)	2,455,852
Prepaid expenses and other	(3,380,787)	(6,895,351)
Change in liabilities, net of acquisitions:
Accounts payable	8,050,536	(5,364,653)
Accrued expenses and other	2,981,230	6,659,812
Net cash provided by (used in) operating activities	4,876,247	(9,996,549)
Cash flows from investing activities
Purchases of property and equipment	(4,223,484)	(5,045,823)
Payments for acquisitions, net of cash acquired	(5,862,291)	287,396
Payments to seller for acquisitions completed prior to 2009	(1,002,313)	(3,000,000)
Proceeds from sale of marketable securities	1,987,206	499,122
Proceeds from sale of fixed assets	-	11,567
Net cash used in investing activities	(9,100,882)	(7,247,738)
Cash flows from financing activities
Net borrowing from revolving credit facility	6,500,000	13,000,000
Payments of contingent consideration for acquisitions completed since 2009	-	(5,491,958)
Principal payments on capital lease obligations	(17,091)	(7,270)
Proceeds from exercise of stock options	225,393	1,171,660
Excess tax benefit from exercise of stock awards	288,705	7,447,068
Net cash provided by financing activities	6,997,007	16,119,500

Effect of exchange rate changes on cash and cash equivalents	(56,215)	(123,182)
Increase (decrease) in cash and cash equivalents	2,716,157	(1,247,969)
Cash and cash equivalents, beginning of period	5,259,272	13,219,385
Cash and cash equivalents, end of period	$7,975,429	$11,971,416

  See accompanying notes

InnerWorkings, Inc.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the Company) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (SEC) and accounting principles generally accepted in the United States (GAAP) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year of 2012. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2012.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses from foreign currency transactions were not material.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with Accounting Standards Codification (“ASC”) 350, Intangibles – Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. The Company evaluates the recoverability of goodwill using a two-step impairment test. For goodwill impairment test purposes, the Company has two reporting units, United States and International. In the first step, the fair value for the reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value, the difference is recognized as an impairment. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment during the fourth quarter of each year, and as a result of the 2011 analysis performed, no impairment charges were required.

     The following is a summary of the goodwill balance for each operating segment as of June 30, 2012:

	United States	International	Total
Balance as of December 31, 2011	$114,608,290	$90,674,297	$205,282,587
Goodwill acquired related to 2012 acquisitions	1,770,677	5,643,796	7,414,473
Adjustment of purchase accounting for prior year acquisitions	(6,601)	(14,778,874)	(14,784,935)
Foreign exchange impact	—	(1,155,911)	(1,155,911)

Balance as of June 30, 2012	$116,372,906	$80,383,308	$196,756,214

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

 Goodwill and Other Intangibles (Continued)

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

The following is a summary of the intangible assets:

	December 31, 2011	June 30, 2012	Weighted- Average Life
Customer lists	$35,485,590	$46,633,112	14.3 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years

	40,069,050	51,216,572
Less accumulated amortization	(13,503,735)	(15,204,478)

Intangible assets, net	$26,565,315	$36,012,094

Amortization expense related to these intangible assets was $837,722 and $1,709,794 for the three and six month periods ended June 30, 2011, respectively, and $1,328,370 and $2,217,618 for the three and six month periods ended June 30, 2012, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2012	$2,168,855
2013	3,859,177
2014	3,493,427
2015	3,293,741
2016	3,145,708
Thereafter	20,051,186

$36,012,094

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

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

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

During the six month periods ended June 30, 2011 and 2012, the Company issued 618,374 and 131,660 options, respectively, to various employees of the Company. In addition, during the six month periods ended June 30, 2011 and 2012, the Company granted 271,594 and 115,361 restricted common shares, respectively, to employees. During the six month periods ended June 30, 2011 and 2012, 321,186 and 1,930,048 options were exercised and restricted common shares vested, respectively. The Company recorded $1,770,140 and $2,451,374 in compensation expense for the six month periods ended June 30, 2011 and 2012, respectively.

2.	Acquisitions

During the second quarter of 2012, the Company made four acquisitions of both domestic and international businesses with experienced sales executives, or groups of sales executives, with established books of business.  None of these acquisitions were individually material.

These acquisitions contributed revenues and net income which were immaterial to the Company’s consolidated results for the six months ended June 30, 2012. Pro forma results of these acquisitions are not disclosed as they would not have a material impact on the Company’s financial statements.

The following table summarizes the total consideration paid to acquire these companies and the amount of identified assets acquired and liabilities assumed at the acquisition dates. At June 30, 2012, the purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information about their fair value of assets and liabilities becomes available. Specifically, the Company is finalizing the determination of the fair values of the intangible assets acquired and the contingent consideration liability for certain acquisitions. Changes to these fair values will also impact the amount of goodwill recorded in connection with these acquisitions. All valuations will be completed within one year of the related acquisition date.

Cash	$230,022
Common stock	2,075,717
Contingent consideration	6,618,530

Total consideration	$8,924,269

Cash and cash equivalents	$631,334
Accounts receivable	2,264,210
Customer list	1,379,555
Goodwill	7,414,473
Accounts payable	(2,736,167)
Other assets and liabilities	(29,136)

Total identifiable net assets and goodwill	$8,924,269

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions (Continued)

Prior Year Acquisitions

During the six months ended June 30, 2012, goodwill related to acquisitions made in prior years decreased by $14,784,935 due to changes to purchase price allocations. This amount includes adjustments made in the second quarter of 2012 to the fair values of intangible assets acquired and the contingent consideration liability related to the Company’s acquisition of Productions Graphics in the fourth quarter of 2011. The goodwill recorded in connection with this acquisition decreased by $15,637,700 million, resulting from $11,150,360 million of intangible assets recorded and a $4,487,340 million decrease in the fair value of the contingent consideration liability. The Company is still in the process of finalizing the valuation of Productions Graphics relating to the contingent consideration liability and its intangible assets which will be completed in the third quarter of 2012.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash upon the achievement of certain performance measures over future periods. For acquisitions completed prior to January 1, 2009, contingent consideration payments will be recorded as additional purchase price. The Company paid $3,000,000 related to these agreements in the six months ended June 30, 2012. There are no remaining contingent payments potentially due under these agreements as of June 30, 2012. For the acquisitions occurring subsequent to January 1, 2009, the Company has estimated and recorded potential contingent consideration as an increase in purchase price as of the acquisition date.  The Company has recorded $81,504,359 in contingent consideration at June 30, 2012 related to these arrangements of which $56,717,760, or about 70%, is related to the acquisition of Productions Graphics.  Any future adjustments related to the acquisitions occurring after January 1, 2009 to the valuation of contingent consideration will be recorded in the Company’s results of operations.

As of June 30, 2012, the potential maximum contingent payments are payable as follows:

Remainder of 2012	$13,244,923
2013	17,749,793
2014	25,771,725
2015	47,246,320
2016	2,865,200

$106,877,961

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and six months ended June 30, 2011, 1,422,748 and 1,527,621 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. During both the three and six months ended June 30, 2012, 742,331 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.  The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2011 and 2012 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Numerator:
Net income	$3,700,009	$4,474,400	$6,490,361	$8,162,088

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,433,846	48,617,646	46,281,531	47,904,961
Effect of dilutive securities:
Employee stock options and restricted common shares	1,985,804	2,089,310	2,094,085	2,649,681

Denominator for dilutive earnings per share	48,419,650	50,706,956	48,375,616	50,554,642

Basic earnings per share	$0.08	$0.09	$0.14	$0.17

Diluted earnings per share	$0.08	$0.09	$0.13	$0.16

4.	Comprehensive Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income	$3,700,009	$4,474,400	$6,490,361	$8,162,088
Other comprehensive income:
Decrease in unrealized gain on marketable securities, net of tax	(201,356)	(56,192)	(641,749)	(201,517)
Change in foreign currency translation adjustment	(192,252)	(925,005)	6,048	(377,974)

Total comprehensive income	$3,306,401	$3,493,203	$5,854,660	$7,582,597

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (“Echo”), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as certain stockholders and a member of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo.

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering.

Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock. The Company sold 64,665 and 13,655 of its shares of Echo’s common stock for $1,002,361 and $249,582 and recorded a gain on sale of investment of $998,325 and $247,875 during the three months ended June 30, 2011 and 2012, respectively. During the six months ended June 30, 2011, and 2012, the Company sold 150,165 and 28,398 of its shares of Echo’s common stock for $1,987,206 and $499,122 and recorded a gain on sale of investment of $1,977,826 and $495,572, respectively.

 The Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 6 for additional information on these securities). The gain on sale of investment is included in other income. At June 30, 2012, the Company owned 41,556 shares of Echo’s common stock.

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and six months ended June 30, 2011 was approximately $21,000 and $40,000 respectively.  For the three and six months ended June 30, 2012, the Company billed $25,044 and $52,185, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company $1,304,155 and $3,194,441 for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2012, Echo billed the Company $2,944,296 and $5,099,982, respectively.

Certain stockholders and a member of the Company’s Board of Directors have a direct and/or indirect ownership interest in Groupon, Inc. (“Groupon”). The Company also provides promotional product procurement services to Groupon. The total amount billed for such services during the three and six months ended June 30, 2011 was $322,074 and $562,933, respectively. For the three and six months ended June 30, 2012, the Company billed $477,719 and $661,323, respectively.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., who was appointed to the Company’s Board of Directors in August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three and six months ended June 30, 2012 was $123,145 and $262,219, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $52,400 for the three and six months ended June 30, 2012.

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6.	Valuation of Equity Investments

As discussed in Note 1, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At June 30, 2012, the Company’s financial assets relate to its available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be included in other income. At June 30, 2012, the Company’s investment in Echo, which has a cost basis of $5,195, was carried at fair value of $793,707. The unrealized gain of $786,823 is included in accumulated other comprehensive income, net of tax of $308,435.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of June 30, 2012. The fair values of these liabilities are estimated using a present value analysis as of June 30, 2012. This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2012 and December 31, 2011, respectively:

At December 31, 2011	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,664,916	$1,664,916	$—	$—
Available for sale securities (2)	1,129,757	1,129,757	—	—

Total assets	$2,794,673	$2,794,673	$—	$—

Liabilities:
Contingent consideration	$(82,002,842)	$—	$—	$(82,002,842)

At June 30, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$666,750	$666,750	$—	$—
Available for sale securities (2)	793,707	793,707	—	—

Total assets	$1,460,457	$1,460,457	$—	$—

Liabilities:
Contingent consideration	$(81,504,359)	$—	$—	$(81,504,359)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2011	$(82,002,842)
Contingent consideration from new acquisitions	(6,618,530)
Contingent payments on acquisitions made after January 1, 2009	1,532,391
Contingent consideration - change in fair value (1)	4,020,656
Foreign exchange impact	1,563,966
Balance as of June 30, 2012	$(81,504,359)

(1)	Adjustments to original contingent consideration obligations recorded were the result of updated fair value measurements consisting of a $4.5 million reduction to the contingent consideration related to the Productions Graphics acquisition, offset by $0.5 million increase for other acquisitions which was recorded as an operating expense.

8.	Commitments and Contingencies

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million were paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In the second quarter of 2011, the Company accrued a loss reserve of $950,000 related to this claim. Management believes that the Company has an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s United Kingdom subsidiary, InnerWorkings Europe Limited (formerly “Etrinsic”), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC have upheld the assessment. Etrinsic is appealing the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. The potential range of loss for this tax liability is £0 to £2,316,008 as well as any potential VAT for 2012. The Company believes that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s technology and systems infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs and attorneys’ fees. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend itself in this matter. The Company believes that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss.

InnerWorkings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Revolving Credit Facility

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

10.	Recently Issued Accounting Pronouncements

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

11.	Business Segments

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

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Business Segments (Continued)

The table below presents financial information for the Company’s reportable operating segments and Other for the three and six month periods noted (in thousands):

	United States	International	Other	Total
Three Months Ended June 30, 2011
Total net revenues	$133,813	$21,799	$—	$155,612
Adjusted EBITDA (1)	12,197	1,566	(4,071)	9,692
Three Months Ended June 30, 2012
Total net revenues	$161,130	$40,267	$—	$201,397
Adjusted EBITDA (1)	16,872	1,561	(6,561)	11,872

	United States	International	Other	Total
Six Months Ended June 30, 2011
Total net revenues	$260,181	$40,612	$—	$300,793
Adjusted EBITDA (1)	21,456	2,955	(7,412)	16,999
Six Months Ended June 30, 2012
Total net revenues	$318,746	$71,198	$—	$389,944
Adjusted EBITDA (1)	31,623	1,853	(12,046)	21,430

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense and any change in the fair value of contingent consideration liabilities, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated earnings before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Adjusted EBITDA	$9,692	$11,872	$16,999	$21,430
Stock-based compensation	(829)	(1,404)	(1,770)	(2,451)
Depreciation and amortization	(2,472)	(2,937)	(4,895)	(5,381)
Preference claim charge	(950)	—	(950)	—
Change in fair value of contingent consideration	(233)	(266)	(260)	(467)
Total other income (expense)	477	(494)	863	(754)

Income before income taxes	$5,685	$6,771	$9,987	$12,377

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 2002, we have expanded from a regional focus to a national and then international focus with the acquisitions of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe, in 2011. We operate in 44 different countries. Our operations are organized into two segments based on geographic regions: United States and International. The United States segment includes operations in the United States, and the International segment includes operations in the United Kingdom, continental Europe and Latin America. In the six months ended June 30, 2012, we generated revenues of $318.7 million in the United States segment and $71.2 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $300.8 million and $389.9 million during the six months ended June 30, 2011 and 2012, respectively. Total revenue increased 29.6% from the prior year of which 20% was from organic growth. Our revenue is generated from two different types of clients: enterprise and middle market/transactional. Enterprise jobs usually involve higher dollar amounts and volume than our middle market/transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market/transactional clients, with a significant part of growth in this area coming from a growth initiative to sell print over the phone, or Inside Sales. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market/transactional clients on an order-by-order basis.  During the six months ended June 30, 2012, enterprise clients accounted for 76% of our revenue, while middle market/transactional clients accounted for 24% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of middle market/transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our middle market/transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our middle market/transactional jobs. Our gross profit for the six months ended June 30, 2011 and 2012 was $69.7 million and $89.2 million, or 23.2% and 22.9% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.2% and 18.1% for the six months ended June 30, 2011 and 2012, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $5.5 million as of June 30, 2012 from $3.6 million as of December 31, 2011.

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

Our income from operations for the six months ended June 30, 2011 and 2012 was $9.1 million and $13.1 million, respectively.

Comparison of three months ended June 30, 2011 and 2012

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three months ended June 30,
	2011	% of Total	2012	% of Total
	(dollars in thousands)
United States	$133,813	86.0%	$161,130	80.0%
International	21,799	14.0	40,267	20.0

Revenue	$155,612	100.0%	$201,397	100.0%

United States

United States revenue increased by $27.3 million, or 20.4%, from $133.8 million during the three months ended June 30, 2011 to $161.1 million during the three months ended June 30, 2012. This increase in revenue is driven primarily by organic new enterprise and middle market/transactional account growth.

International

International revenue increased by $18.5 million, or 84.7%, from $21.8 million during the three months ended June 30, 2011 to $40.3 million during the three months ended June 30, 2012. This increase is due to our expansion into continental Europe through the acquisition of Productions Graphics during the fourth quarter of 2011 and organic growth in Latin America.

Cost of goods sold

Our cost of goods sold increased by $34.3 million, or 28.7%, from $119.3 million during the three months ended June 30, 2011 to $153.6 million during the three months ended June 30, 2012. The increase is a result of the revenue growth during the three months ended June 30, 2012. Our cost of goods sold as a percentage of revenue decreased from 76.6% during the three months ended June 30, 2011 to 76.2% during the three months ended June 30, 2012.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, increased from 23.4% during the three months ended June 30, 2011 to 23.8% during the three months ended June 30, 2012.  This increase is primarily due to operational improvements such as increased gain share gross profit and increased early pay benefit from suppliers.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.9 million, or 35.8%, from $27.7 million during the three months ended June 30, 2011 to $37.6 million during the three months ended June 30, 2012. As a percentage of revenue, selling, general and administrative expenses increased from 17.8% for the three months ended June 30, 2011 to 18.7% for the three months ended June 30, 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts. The increase in selling, general and administrative expenses as a percentage of revenue is primarily the result of investment in Inside Sales, new geographies such as Brazil and ramping new large enterprise contracts signed in previous quarters for which little or no revenue is yet recorded.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million, or 18.8%, from $2.5 million during the three months ended June 30, 2011 to $2.9 million during the three months ended June 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on recent purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $2.1 million, or 39.5%, from $5.2 million during the three months ended June 30, 2011 to $7.3 million during the three months ended June 30, 2012. As a percentage of revenue, income from operations increased from 3.3% during the three months ended June 30, 2011 to 3.6% during the three months ended June 30, 2012. The increase in income from operations as a percentage of revenue is a result of improvement in gross profit margin, partially offset by an increase in selling, general and administrative expenses as a percentage of revenue.

Other income and expense

Other income decreased by $1.0 million from income of $0.5 million for the three months ended June 30, 2011 to expense of $0.5 million during the three months ended June 30, 2012. The decrease is primarily attributable to a decrease in the gain on sale of shares of Echo.

Income tax expense

Income tax expense increased by $0.3 million, or 15.7%, from $2.0 million during the three months ended June 30, 2011 to $2.3 million during the three months ended June 30, 2012. Our effective tax rate was 34.9% and 33.9% for the three month periods ended June 30, 2011 and 2012, respectively. The decrease in the effective tax rate is due to our international expansion in to countries with lower statutory tax rates, partially offset by the United States research and development tax credit which expired at the end of 2011 and has not been renewed for 2012.

Net income

Net income increased by $0.8 million, or 20.9%, from $3.7 million during the three months ended June 30, 2011 to $4.5 million during the three months ended June 30, 2012. Net income as a percentage of revenue was 2.4% and 2.2% during the three months ended June 30, 2011 and 2012, respectively.

Comparison of six months ended June 30, 2011 and 2012

Revenue

Our revenue by segment for each of the years presented was as follows:

	Six months ended June 30,
	2011	% of Total	2012	% of Total
	(dollars in thousands)
United States	$260,181	86.5%	$318,746	81.7%
International	40,612	13.5	71,198	18.3

Revenue	$300,793	100.0%	$389,944	100.0%

United States

United States revenue increased by $58.6 million, or 22.5%, from $260.2 million during the six months ended June 30, 2011 to $318.7 million during the six months ended June 30, 2012. This increase in revenue is driven primarily by organic new enterprise and middle market/transactional account growth.

International

International revenue increased by $30.6 million, or 75.3%, from $40.6 million during the six months ended June 30, 2011 to $71.2 million during the six months ended June 30, 2012. This increase is due to our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011.

Cost of goods sold

Our cost of goods sold increased by $69.6 million, or 30.1%, from $231.1 million during the six months ended June 30, 2011 to $300.7 million during the six months ended June 30, 2012. The increase is a result of the revenue growth during the six months ended June 30, 2012. Our cost of goods sold as a percentage of revenue increased from 76.8% during the six months ended June 30, 2011 to 77.1% during the six months ended June 30, 2012.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 23.2% during the six months ended June 30, 2011 to 22.9% during the six months ended June 30, 2012.  The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of the South American operations during the first quarter of 2011, which have lower gross margins than the United States operations. Additionally, due to the planned timing of various projects and services, Productions Graphics, which was acquired in the fourth quarter of 2011, regularly experiences relatively low margins in the first half of each fiscal year with increasing margins in the second half.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $16.0 million, or 29.3%, from $54.7 million during the six months ended June 30, 2011 to $70.7 million during the three months ended June 30, 2012. As a percentage of revenue, selling, general and administrative expenses decreased from 18.2% for the six months ended June 30, 2011 to 18.1% for the six months ended June 30, 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue, offset by investment in Inside Sales, new geographies such as Brazil and ramping new large enterprise contracts signed in previous quarters for which little or no revenue is yet recorded.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million, or 9.9%, from $4.9 million during the six months ended June 30, 2011 to $5.4 during the six months ended June 30, 2012. The increase in depreciation expense is primarily attributable to depreciation on recent purchases of computer hardware and software, equipment and furniture and fixtures as well as amortization of capitalized costs of computer software for internal use. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $4.0 million, or 43.9%, from $9.1 million during the six months ended June 30, 2011 to $13.1 million during the six months ended June 30, 2012. As a percentage of revenue, income from operations increased from 3.0% during the six months ended June 30, 2011 to 3.4% during the six months ended June 30, 2012. The increase in income from operations as a percentage of revenue is a result of our decrease in selling, general and administrative expenses as a percentage of revenue, partially offset by a decrease in our gross profit margin.

Other income and expense

Other income decreased by $1.7 million from income of $0.9 million for the six months ended June 30, 2011 to expense of $0.8 million during the six months ended June 30, 2012. The decrease is primarily attributable to a decrease in the gain on sale of shares of Echo.

Income tax expense

Income tax expense increased by $0.7 million, or 20.5%, from $3.5 million during the six months ended June 30, 2011 to $4.2 million during the six months ended June 30, 2012. Our effective tax rate was 35.0% and 34.0% for the six month periods ended June 30, 2011 and 2012, respectively. The decrease in the effective tax rate is due to our international expansion in to countries with lower statutory tax rates, partially offset by the United States research and development tax credit which expired at the end of 2011 and has not been renewed for 2012.

Net income

Net income increased by $1.7 million, or 25.8%, from $6.5 million during the six months ended June 30, 2011 to $8.2 million during the six months ended June 30, 2012. Net income as a percentage of revenue was 2.2% and 2.1% during the six months ended June 30, 2011 and 2012, respectively.

Liquidity and Capital Resources

At June 30, 2012, we had $12.0 million of cash and cash equivalents and $0.8 million in available-for-sale securities.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2011 was $4.9 million and consisted of net income of $6.5 million, $7.9 million of non-cash items and $9.1 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $15.3 million and an increase in prepaid expenses and other of $3.4 million, partially offset by an increase in accounts payable of $8.1 million.

Cash used in operating activities for the six months ended June 30, 2012 was $10.0 million and consisted of net income of $8.2 million, and $9.0 million of non-cash items, offset by $7.4 million of excess tax benefits on exercises of stock awards and $19.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $16.6 million and an increase in prepaid expenses and other of $6.9 million offset by a decrease in accrued expenses of $6.7 million.

Investing Activities. Cash used in investing activities in the six months ended June 30, 2011 of $9.1 million was attributable to the proceeds on sale of Echo shares of $2.0 million, offset by capital expenditures of $4.2 million and $6.9 million in payments made in connection with acquisitions.

Cash used in investing activities in the six months ended June 30, 2012 of $7.2 million was primarily attributable to capital expenditures of $5.0 million and payments to sellers for acquisitions closed prior to 2009 of $3.0 million, offset by proceeds from the sale of Echo shares and other investments of $0.5 million.

Financing Activities. Cash provided by financing activities in the six months ended June 30, 2011 of $7.0 million was primarily attributable to $6.5 million of borrowings under the revolving credit facility, $0.3 million excess tax benefit related to the issuance of shares made in connection with stock option exercises and $0.2 million from the issuance of shares.

Cash provided by financing activities in the six months ended June 30, 2012 of $16.1 million was primarily attributable to the $13.0 million of borrowings under the revolving credit facility and $7.4 million of excess tax benefits over compensation cost on exercised stock awards, offset by $5.5 million of payments of contingent consideration.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly “Etrinsic”), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC have upheld the assessment. Etrinsic is appealing the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. The potential range of loss for this tax liability is £0 to £2,316,008 as well as any potential VAT for 2012. We believe that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. The complaint alleges, among other things, that certain aspects of our technology and systems infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs and attorneys’ fees. We dispute the allegations contained in e-Lynxx’s complaint and intend to vigorously defend ourselves in this matter. We believe that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss.

On April 20, 2012, we entered into a first amendment (the “First Amendment”) to our Credit Agreement, dated as of August 2, 2010, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The First Amendment to the Credit Agreement: (i) increases the revolving commitment amount by $50 million, to $150 million in the aggregate, and provides the right to increase the aggregate commitment amount by an additional $25 million, to $175 million; (ii) extends the maturity date of the revolving credit facility from August 2, 2014 to August 2, 2015; (iii) decreases the ranges of applicable rates charged for interest on outstanding loans and letters of credit by 0.35%, from 2.50%-1.50% to 2.15%-1.15% for letter of credit fees and loans based on the Eurodollar rate and from 1.50%-0.50% to 1.15%-0.15% for loans based on the base rate; and (iv) permits us to incur certain securitization transactions of up to $50 million in the aggregate, so long as certain tests are met, including a maximum Consolidated Leverage Ratio test (as defined in the First Amendment) and a minimum Consolidated EBITDA test (as defined in the First Amendment). In the event we elect to incur securitization transactions in the future pursuant to (iv) above, (a) a new mandatory prepayment test will be implemented that will trigger prepayments based on the sum of the total outstanding borrowings under the revolving credit facility and any such securitization transaction measured against certain of the Company’s account receivables and (b) the quarterly maximum Consolidated Leverage Ratio test will be adjusted from 3.00:1.00 to 2.75:1.00.

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

Critical Accounting Policies and Estimates

As of June 30, 2012, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2011.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $100.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.0 million.

Our interest income is sensitive to changes in the general level of United States interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2012 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

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

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the second quarter ended June 30, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

In 2011, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million were paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In the second quarter of 2011, we accrued a loss reserve of $950,000 related to this claim. We believe that we have an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly “Etrinsic”), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC have upheld the assessment. Etrinsic is appealing the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. The potential range of loss for this tax liability is £0 to £2,316,008 as well as any potential VAT for 2012. We believe that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. The complaint alleges, among other things, that certain aspects of our technology and systems infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs and attorneys’ fees. We dispute the allegations contained in e-Lynxx’s complaint and intend to vigorously defend ourselves in this matter. We believe that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

            On April 11, 2012, we issued 13,436 shares of common stock as partial consideration in connection with our acquisition of certain assets of Launch Media, Inc. On April 14, 2012, we issued 72,976 shares of common stock as partial consideration in connection with our acquisition of Novavision A/S. On April 24, 2012, we issued 64,848 shares of common stock as partial consideration in connection with our acquisition of Iconomedia. On April 26, 2012, we issued 38,025 shares of our common stock as partial consideration in connection with our acquisition of certain assets of Idea Media Services. We relied on Section 4(2) of the Securities Act of 1933, as amended for an exemption from registration of these shares. These shares were registered for resale pursuant to a registration statement on Form S-3 (No. 333-181815) declared effective by the Securities and Exchange Commission on June 7, 2012.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	First Amendment to Credit Agreement, dated as of April 20, 2012, among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K filed on April 26, 2012).

10.2	Amended and Restated Employment Agreement effective as of April 30, 2012, by and between InnerWorkings, Inc. and Joseph Busky (incorporated by reference to the Company’s Form 8-K filed on May 3, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 9, 2012	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: August 9, 2012	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	First Amendment to Credit Agreement, dated as of April 20, 2012, among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to the Company’s Form 8-K filed on April 26, 2012).

10.2	Amended and Restated Employment Agreement effective as of April 30, 2012, by and between InnerWorkings, Inc. and Joseph Busky (incorporated by reference to the Company’s Form 8-K filed on May 3, 2012).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the six months ended June 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

