Form 10-Q
period 2012-09-30
INNERWORKINGS INC
filed 2012-11-08
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒     No:   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes:   ☒      No:   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes:    ☐     No:   ☒

As of November 6, 2012, the Registrant had 49,940,670 shares of Common Stock, par value $0.0001 per share, outstanding.

1

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	$157,818,904	$199,768,676	$458,611,577	$589,712,549
Cost of goods sold	120,726,113	152,887,337	351,848,878	453,591,764
Gross profit	37,092,791	46,881,339	106,762,699	136,120,785
Operating expenses:
Selling, general and administrative expenses	28,664,137	36,584,422	83,365,659	107,311,789
Depreciation and amortization	2,495,323	2,696,255	7,389,824	8,077,332
Preference claim charge	-	-	950,000	-
Income from operations	5,933,331	7,600,662	15,057,216	20,731,664
Other income (expense):
Gain on sale of investment	982,201	346,836	2,960,027	842,408
Interest income	1,885	10,667	102,277	64,587
Interest expense	(545,315)	(633,085)	(1,768,933)	(1,950,803)
Other, net	(5,885)	108,667	2,972	122,606
Total other income (expense)	432,886	(166,915)	1,296,343	(921,202)
Income before taxes	6,366,217	7,433,747	16,353,559	19,810,462
Income tax expense	2,228,176	2,457,403	5,725,157	6,672,030
Net income	$4,138,041	$4,976,344	$10,628,402	$13,138,432

Basic earnings per share	$0.09	$0.10	$0.23	$0.27
Diluted earnings per share	$0.09	$0.10	$0.22	$0.26

Comprehensive income	$3,003,205	$5,397,109	$8,857,865	$12,979,705

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2011	2012
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$13,219,385	$9,156,463
Short-term investments	1,129,757	362,259
Accounts receivable, net of allowance for doubtful accounts of $3,293,241 and $3,266,802, respectively	124,946,621	153,598,624
Unbilled revenue	28,318,751	33,630,255
Inventories	14,201,606	14,401,850
Prepaid expenses	11,066,451	14,159,423
Deferred income taxes	1,729,349	1,681,213
Other current assets	13,875,918	36,267,056
Total current assets	208,487,838	263,257,143
Property and equipment, net	12,086,627	14,531,012
Intangibles and other assets:
Goodwill	205,282,587	204,887,280
Intangible assets, net of accumulated amortization of $13,503,735 and $16,871,325, respectively	26,565,315	35,688,146
Deferred income taxes	4,246,592	2,695,971
Other assets	984,227	1,043,296
	237,078,721	244,314,693
Total assets	$457,653,186	$522,102,848
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$102,290,443	$125,752,284
Current portion of contingent consideration	14,232,980	16,923,240
Due to seller	7,554,000	-
Other liabilities	6,979,516	8,466,036
Accrued expenses	17,324,598	13,063,171
Total current liabilities	148,381,537	164,204,731
Revolving credit facility	60,000,000	74,000,000
Contingent consideration, net of current portion	67,769,862	69,546,954
Total liabilities	276,151,399	307,751,685
Stockholders' equity:
Common stock, par value $0.0001 per share, 57,903,418 and 60,460,457 shares issued, 46,998,011 and 49,924,994 shares outstanding, respectively	4,700	4,992
Additional paid-in capital	179,688,593	195,560,051
Treasury stock at cost, 10,905,407 and 10,535,463 shares, respectively	(71,241,947)	(67,071,323)
Accumulated other comprehensive income	268,331	109,604
Retained earnings	72,782,110	85,747,839
Total stockholders' equity	181,501,787	214,351,163
Total liabilities and stockholders' equity	$457,653,186	$522,102,848

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities
Net Income	$10,628,402	$13,138,432
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	(1,417,452)	1,908,788
Stock-based compensation expense	2,889,030	3,171,073
Depreciation and amortization	7,389,824	8,077,332
Gain on sale of investment	(2,960,027)	(842,408)
Bad debt provision	1,946,715	714,585
Excess tax benefit from exercise of stock awards	(666,716)	(8,352,190)
Change in fair value of contingent consideration liability	-	797,476
Other operating activities	214,128	141,513
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(16,898,021)	(29,915,383)
Inventories	(9,245,586)	869,220
Prepaid expenses and other	(13,709,574)	(26,189,881)
Change in liabilities, net of acquisitons:
Accounts payable	26,440,824	18,615,109
Accrued expenses and other	12,411,709	4,765,850
Net cash provided by (used in) operating activities	17,023,256	(13,100,484)
Cash flows from investing activities
Purchases of property and equipment	(5,728,182)	(7,462,169)
Payments for acquisitions, net of cash acquired	(10,320,108)	(946,060)
Payments to seller for acquisitions closed prior to 2009	(6,165,551)	(3,000,000)
Proceeds from sale of marketable securities	2,974,039	603,053
Proceeds from sale of fixed assets	-	11,567
Net cash used in investing activities	(19,239,802)	(10,793,609)
Cash flows from financing activities
Net borrowing from revolving credit facility and short-term debt	5,800,000	14,000,000
Payments of contingent consideration	-	(6,140,344)
Principal payments on capital lease obligations	(26,862)	(7,270)
Proceeds from exercise of stock options	240,993	3,958,789
Excess tax benefit from exercise of stock awards	666,716	8,352,190
Net cash provided by financing activites	6,680,847	20,163,365

Effect of exchange rate changes on cash and cash equivalents	(146,287)	(332,194)
Increase (decrease) in cash and cash equivalents	4,318,014	(4,062,922)
Cash and cash equivalents, beginning of period	5,259,272	13,219,385
Cash and cash equivalents, end of period	$9,577,286	$9,156,463

  See accompanying notes

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2012

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year of 2012. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2011 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2012.

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

     The following is a summary of the goodwill balance for each operating segment as of September 30, 2012:

	United States	International	Total
Balance as of December 31, 2011	$114,608,290	$90,674,297	$205,282,587
Goodwill acquired related to 2012 acquisitions	1,912,857	11,772,605	13,685,462
Adjustment of purchase accounting for prior year acquisitions	(6,061)	(14,411,830)	(14,417,891)
Foreign exchange impact	—	337,122	337,122

Balance as of September 30, 2012	$116,515,086	$88,372,194	$204,887,280

InnerWorkings, Inc. and subsidiaries

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

The following is a summary of the intangible assets:

	December 31, 2011	September 30, 2012	Weighted- Average Life
Customer lists	$35,485,590	$47,976,011	14.3 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years

	40,069,050	52,559,471
Less accumulated amortization	(13,503,735)	(16,871,325)

Intangible assets, net	$26,565,315	$35,688,146

Amortization expense related to these intangible assets was $888,891 and $2,567,923 for the three and nine month periods ended September 30, 2011, respectively, and $1,081,668 and $3,299,287 for the three and nine month periods ended September 30, 2012, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2012	$1,096,794
2013	3,911,643
2014	3,545,893
2015	3,346,207
2016	3,198,174
Thereafter	20,589,435

$35,688,146

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

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

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

During the nine month periods ended September 30, 2011 and 2012, the Company granted 857,276 and 537,226 options, respectively. In addition, during the nine month periods ended September 30, 2011 and 2012, the Company granted 386,702 and 297,253 restricted common shares, respectively. During the nine month periods ended September 30, 2011 and 2012, 480,200 and 2,561,725 options were exercised and restricted common shares vested, respectively. The Company recorded $2,889,030 and $3,171,073 in compensation expense for the nine month periods ended September 30, 2011 and 2012, respectively.

2.	Acquisitions

During 2012, the Company has made acquisitions of both domestic and international businesses with experienced sales executives, or groups of sales executives, with established books of business. None of these acquisitions was material individually or in the aggregate.

These acquisitions contributed revenues and net income of $9.0 million and $0.1 million, respectively, to the Company’s consolidated results for the nine months ended September 30, 2012. Pro forma results of these acquisitions are not disclosed as they would not have a material impact on the Company’s financial statements.

The following table summarizes the total consideration paid to acquire these companies and the amount of identified assets acquired and liabilities assumed at the acquisition dates. At September 30, 2012, the purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Specifically, the Company is finalizing the determination of the fair values of the intangible assets acquired and the contingent consideration liability for certain acquisitions. Changes to these fair values will also impact the amount of goodwill recorded in connection with these acquisitions. All valuations will be completed within one year of the related acquisition date.

Cash	$1,367,888
Common stock	3,481,834
Contingent consideration	10,419,881

Total consideration	$15,269,603

Cash and cash equivalents	$776,069
Accounts receivable	3,098,909
Customer list	1,815,840
Goodwill	13,685,462
Accounts payable	(3,978,387)
Other assets and liabilities	(128,290)

Total identifiable net assets and goodwill	$15,269,603

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions (Continued)

Prior Year Acquisitions

During the nine months ended September 30, 2012, goodwill related to acquisitions made in prior years decreased by $14,417,891 due to changes to purchase price allocations. This amount includes adjustments made in the second quarter of 2012 to the fair values of intangible assets acquired and the contingent consideration liability related to the Company’s acquisition of Productions Graphics in the fourth quarter of 2011. The goodwill recorded in connection with this acquisition decreased by $15,637,700 million due to changes in the allocation of consideration transferred, consisting of $11,150,360 allocated to intangible assets and a $4,487,340 decrease in the acquisition date fair value of the contingent consideration liability. The Company is still in the process of finalizing the valuation of Productions Graphics relating to the contingent consideration liability and its intangible assets, which will be completed in the fourth quarter of 2012.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. For acquisitions completed prior to January 1, 2009, contingent consideration payments will be recorded as additional purchase price. The Company paid $3,000,000 related to these agreements in the nine months ended September 30, 2012. There are no remaining contingent payments due under these agreements as of September 30, 2012. For the acquisitions occurring subsequent to January 1, 2009, the Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price.  The Company has recorded $86,470,194 in contingent consideration at September 30, 2012 related to these arrangements of which $57,976,050, or about 67%, is related to the acquisition of Productions Graphics.  Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations.

As of September 30, 2012, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
Remainder of 2012	$1,385,000	$-	$1,385,000
2013	13,280,732	4,817,331	18,098,063
2014	14,757,074	6,019,429	20,776,503
2015	14,597,900	9,450,890	24,048,790
2016	31,044,825	16,632,485	47,677,310
	$75,065,531	$36,920,135	$111,985,666

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three and nine months ended September 30, 2011, 1,720,277 and 1,764,178 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. During the three and nine months ended September 30, 2012, 1,097,897 and 1,147,897 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2011 and 2012 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Numerator:
Net income	$4,138,041	$4,976,344	$10,628,402	$13,138,432

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,456,980	49,406,180	46,350,258	48,408,532
Effect of dilutive securities:
Employee stock options and restricted common shares	2,028,504	1,838,729	2,071,650	2,630,041

Denominator for dilutive earnings per share	48,485,484	51,244,909	48,421,908	51,038,573

Basic earnings per share	$0.09	$0.10	$0.23	$0.27

Diluted earnings per share	$0.09	$0.10	$0.22	$0.26

4.	Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income	$4,138,041	$4,976,344	$10,628,402	$13,138,432
Other comprehensive income:
Decrease in unrealized gain on marketable securities, net of tax	(1,136,700)	(261,418)	(1,778,449)	(462,936)
Change in foreign currency translation adjustment	1,864	682,183	7,912	304,209

Total comprehensive income	$3,003,205	$5,397,109	$8,857,865	$12,979,705

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Related Party Transactions

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

Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock. The Company sold 74,110 and 20,433 of its shares of Echo’s common stock for $986,833 and $349,391 and recorded a gain on sale of investment of $982,201 and $346,836 during the three months ended September 30, 2011 and 2012, respectively. During the nine months ended September 30, 2011, and 2012, the Company sold 224,275 and 48,831 of its shares of Echo’s common stock for $2,974,039 and $848,512 and recorded a gain on sale of investment of $2,960,027 and $842,408, respectively.

 The Company has classified this investment as “available for sale” and has recorded it at fair value, which is determined based on quoted market prices (refer to Note 6 for additional information on these securities). The gain on sale of investment is included in other income. At September 30, 2012, the Company owned 21,123 shares of Echo’s common stock.

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three and nine months ended September 30, 2011 was approximately $16,000 and $57,000, respectively.  For the three and nine months ended September 30, 2012, the Company billed $17,501 and $69,686, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company $3,712,281 and $6,906,722 for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2012, Echo billed the Company $1,922,579 and $7,022,561, respectively.

Certain stockholders and a member of the Company’s Board of Directors had a direct and/or indirect ownership interest in Groupon, Inc. (“Groupon”) during the nine months ended September 30, 2012. The Company also provides promotional product procurement services to Groupon. The total amount billed for such services during the three and nine months ended September 30, 2011 was $1,550,702 and $2,113,634, respectively. For the three and nine months ended September 30, 2012, the Company billed $226,553 and $887,877, respectively.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., who was appointed to the Company’s Board of Directors in August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three and nine months ended September 30, 2011 was $69,608 and $400,998, respectively, and the amount billed for the three and nine months ended September 30, 2012 was $120,537 and $382,756, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $80,710 and $257,945 for the three and nine months ended September 30, 2011, respectively, and $231,294 and $283,694 for the three and nine months ended September 30, 2012, respectively.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6.	Valuation of Equity Investments

As discussed in Note 1, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities.  At September 30, 2012, the Company’s financial assets relate to its available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo as “available for sale” in accordance with ASC 320, Investments – Debt and Equity Securities. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and dividends will be included in other income. At September 30, 2012, the Company’s investment in Echo, which has a cost basis of $2,640, was carried at fair value of $362,259. The unrealized gain of $359,619 is included in accumulated other comprehensive income, net of tax of $140,963.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of September 30, 2012. The fair values of these liabilities are estimated using a present value analysis as of September 30, 2012. This analysis considers, among other items, the financial forecasts of future operating results of the seller, the probability of reaching the forecast and the associated discount rate.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2011 and September 30, 2012, respectively:

At December 31, 2011	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$1,664,916	$1,664,916	$—	$—
Available for sale securities (2)	1,129,757	1,129,757	—	—

Total assets	$2,794,673	$2,794,673	$—	$—

Liabilities:
Contingent consideration	$(82,002,842)	$—	$—	$(82,002,842)

At September 30, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$667,111	$667,111	$—	$—
Available for sale securities (2)	362,259	362,259	—	—

Total assets	$1,029,370	$1,029,370	$—	$—

Liabilities:
Contingent consideration	$(86,470,194)	$—	$—	$(86,470,194)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2011	$(82,002,842)
Contingent consideration from 2012 acquisitions	(10,419,881)
Contingent payments on acquisitions made after January 1, 2009	2,180,777
Contingent consideration - change in fair value (1)	3,689,864
Foreign exchange impact	81,888
Balance as of September 30, 2012	$(86,470,194)

(1)	Adjustments to original contingent consideration obligations recorded were the result of updated fair value measurements consisting of a $4.5 million reduction to the contingent consideration related to the Productions Graphics acquisition, offset by $0.8 million increase for other acquisitions which was recorded as an operating expense.

8.	Commitments and Contingencies

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In the second quarter of 2011, the Company accrued a loss reserve of $950,000 related to this claim. Management believes that the Company has an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s United Kingdom subsidiary, InnerWorkings Europe Limited (formerly “Etrinsic”), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC have upheld the assessment. Etrinsic is appealing the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. This payment is included in other current assets as of September 30, 2012. The potential range of loss for this tax liability is £0 to £2,316,008 as well as any potential VAT for 2012. The Company believes that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s technology and systems infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees and a permanent injunction. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend itself in this matter. The Company believes that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible cannot be estimated.

InnerWorkings, Inc. and subsidiaries

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

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Business Segments (Continued)

The table below presents financial information for the Company’s reportable operating segments and Other for the three and nine month periods noted (in thousands):

	United States	International	Other	Total
Three Months Ended September 30, 2011
Total net revenues	$135,635	$22,184	$—	$157,819
Adjusted EBITDA (1)	13,316	1,039	(4,961)	9,394
Three Months Ended September 30, 2012
Total net revenues	$162,746	$37,023	$—	$199,769
Adjusted EBITDA (1)	15,410	1,979	(6,042)	11,347

	United States	International	Other	Total
Nine Months Ended September 30, 2011
Total net revenues	$395,816	$62,796	$—	$458,612
Adjusted EBITDA (1)	34,991	3,994	(12,620)	26,365
Nine Months Ended September 30, 2012
Total net revenues	$481,492	$108,221	$—	$589,713
Adjusted EBITDA (1)	47,031	3,831	(18,084)	32,778

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense and any change in the fair value of contingent consideration liabilities, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Adjusted EBITDA	$9,394	$11,347	$26,365	$32,778
Stock-based compensation	(1,119)	(720)	(2,889)	(3,171)
Depreciation and amortization	(2,495)	(2,696)	(7,390)	(8,078)
Preference claim charge	—	—	(950)	—
Change in fair value of contingent consideration	153	(330)	(78)	(798)
Total other income (expense)	433	(167)	1,296	(921)

Income before income taxes	$6,366	$7,434	$16,354	$19,810

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Since 2002, we have expanded from a regional focus to a national and then international focus with the acquisitions of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe, in 2011. We operate in 44 different countries. Our operations are organized into two segments based on geographic regions: United States and International. The United States segment includes operations in the United States, and the International segment includes operations in the United Kingdom, continental Europe and Latin America. In the nine months ended September 30, 2012, we generated revenues of $481.5 million in the United States segment and $108.2 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $458.6 million and $589.7 million during the nine months ended September 30, 2011 and 2012, respectively. Total revenue increased 28.6% from the prior year of which 20% was from organic growth. Our revenue is generated from two different types of clients: enterprise and middle market/transactional. Enterprise jobs usually involve higher dollar amounts and volume than our middle market/transactional jobs. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market/transactional clients, with a significant part of growth in this area coming from a growth initiative to sell print over the phone, or Inside Sales. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market/transactional clients on an order-by-order basis.  During the nine months ended September 30, 2012, enterprise clients accounted for 75% of our revenue, while middle market/transactional clients accounted for 25% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise jobs, is based on a fixed gross margin established by contract or, in the case of middle market/transactional jobs, is determined at the discretion of the account executive or procurement manager within predetermined parameters. Our gross margins on our enterprise jobs are typically lower than our gross margins on our middle market/transactional jobs. As a result, our cost of goods sold as a percentage of revenue for our enterprise jobs is typically higher than it is for our middle market/transactional jobs. Our gross profit for the nine months ended September 30, 2011 and 2012 was $106.8 million and $136.1 million, or 23.3% and 23.1% of revenue, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and procurement managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.2% for each of the nine months ended September 30, 2011 and 2012.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $7.0 million as of September 30, 2012 from $3.6 million as of December 31, 2011.

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

Our income from operations for the nine months ended September 30, 2012 increased 37% from $15.1 million to $20.7 million.

Comparison of three months ended September 30, 2011 and 2012

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three months ended September 30,
	2011	% of Total	2012	% of Total
	(dollars in thousands)
United States	$135,635	85.9%	$162,746	81.5%
International	22,184	14.1	37,023	18.5

Revenue	$157,819	100.0%	$199,769	100.0%

United States

United States revenue increased by $27.1 million, or 20.0%, from $135.6 million during the three months ended September 30, 2011 to $162.7 million during the three months ended September 30, 2012. This increase in revenue is driven primarily by organic new enterprise and middle market/transactional account growth.

International

International revenue increased by $14.8 million, or 66.9%, from $22.2 million during the three months ended September 30, 2011 to $37.0 million during the three months ended September 30, 2012. This increase is due to our expansion into continental Europe through the acquisition of Productions Graphics during the fourth quarter of 2011 and organic growth in Latin America.

Cost of goods sold

Our cost of goods sold increased by $32.2 million, or 26.6%, from $120.7 million during the three months ended September 30, 2011 to $152.9 million during the three months ended September 30, 2012. The increase is a result of the revenue growth during the three months ended September 30, 2012. Our cost of goods sold as a percentage of revenue was 76.5% during the three months ended September 30, 2011 and September 30, 2012.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 23.5% during the three months ended September 30, 2011 and September 30, 2012.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $7.9 million, or 27.6%, from $28.7 million during the three months ended September 30, 2011 to $36.6 million during the three months ended September 30, 2012. As a percentage of revenue, selling, general and administrative expenses increased from 18.2% for the three months ended September 30, 2011 to 18.3% for the three months ended September 30, 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.

Depreciation and amortization

Depreciation and amortization expense increased by $0.2 million, or 8.1%, from $2.5 million during the three months ended September 30, 2011 to $2.7 million during the three months ended September 30, 2012. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $1.7 million, or 28.1%, from $5.9 million during the three months ended September 30, 2011 to $7.6 million during the three months ended September 30, 2012. As a percentage of revenue, income from operations was 3.8% during each of the three months ended September 30, 2011 and September 30, 2012.

Other income and expense

Other income decreased by $0.6 million from income of $0.4 million for the three months ended September 30, 2011 to expense of $0.2 million during the three months ended September 30, 2012. The decrease is primarily attributable to a decrease in the gain on sale of shares of Echo.

Income tax expense

Income tax expense increased by $0.3 million, or 10.3%, from $2.2 million during the three months ended September 30, 2011 to $2.5 million during the three months ended September 30, 2012. Our effective tax rate was 35.0% and 33.1% for the three month periods ended September 30, 2011 and 2012, respectively. The decrease in the effective tax rate is due to our international expansion in to countries with lower statutory tax rates, partially offset by the United States research and development tax credit which expired at the end of 2011 and has not been renewed for 2012.

Net income

Net income increased by $0.8 million, or 20.3%, from $4.1 million during the three months ended September 30, 2011 to $5.0 million during the three months ended September 30, 2012. Net income as a percentage of revenue was 2.6% and 2.5% during the three months ended September 30, 2011 and 2012, respectively.

Comparison of nine months ended September 30, 2011 and 2012

Revenue

Our revenue by segment for each of the years presented was as follows:

	Nine months ended September 30,
	2011	% of Total	2012	% of Total
	(dollars in thousands)
United States	$395,816	86.3%	$481,492	81.6%
International	62,796	13.7	108,221	18.4

Revenue	$458,612	100.0%	$589,713	100.0%

United States

United States revenue increased by $85.7 million, or 21.6%, from $395.8 million during the nine months ended September 30, 2011 to $481.5 million during the nine months ended September 30, 2012. This increase in revenue is driven primarily by organic new enterprise and middle market/transactional account growth.

International

International revenue increased by $45.4 million, or 72.3%, from $62.8 million during the nine months ended September 30, 2011 to $108.2 million during the nine months ended September 30, 2012. This increase is due to our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011.

Cost of goods sold

Our cost of goods sold increased by $101.7 million, or 28.9%, from $351.8 million during the nine months ended September 30, 2011 to $453.6 million during the nine months ended September 30, 2012. The increase is a result of the revenue growth during the nine months ended September 30, 2012. Our cost of goods sold as a percentage of revenue increased from 76.7% during the nine months ended September 30, 2011 to 76.9% during the nine months ended September 30, 2012.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 23.3% during the nine months ended September 30, 2011 to 23.1% during the nine months ended September 30, 2012.  The decrease is primarily the result of a higher concentration of our business coming from enterprise clients, which generate lower gross margins, and the addition of the South American operations during the first quarter of 2011, which have lower gross margins than the United States operations. Additionally, due to the planned timing of various projects and services, Productions Graphics, which was acquired in the fourth quarter of 2011, regularly experiences relatively low margins in the first half of each fiscal year with increasing margins in the second half.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $23.9 million, or 28.7%, from $83.4 million during the nine months ended September 30, 2011 to $107.3 million during the nine months ended September 30, 2012. As a percentage of revenue, selling, general and administrative expenses were 18.2% for the nine months ended September 30, 2011 and September 30, 2012.

Depreciation and amortization

Depreciation and amortization expense increased by $0.7 million, or 9.3%, from $7.4 million during the nine months ended September 30, 2011 to $8.1 during the nine months ended September 30, 2012. The increase in amortization expense is a result of the amortization of the intangible assets acquired in connection with our acquisitions.

Income from operations

Income from operations increased by $5.7 million, or 37.7%, from $15.1 million during the nine months ended September 30, 2011 to $20.7 million during the nine months ended September 30, 2012. As a percentage of revenue, income from operations increased from 3.3% during the nine months ended September 30, 2011 to 3.5% during the nine months ended September 30, 2012. The increase in income from operations as a percentage of revenue is primarily a result of the preference claim charge which was incurred in the second quarter of 2011.

Other income and expense

Other income decreased by $2.2 million from income of $1.3 million for the nine months ended September 30, 2011 to expense of $0.9 million during the nine months ended September 30, 2012. The decrease is primarily attributable to a decrease in the gain on sale of shares of Echo.

Income tax expense

Income tax expense increased by $1.0 million, or 16.5%, from $5.7 million during the nine months ended September 30, 2011 to $6.7 million during the nine months ended September 30, 2012. Our effective tax rate was 35.0% and 33.7% for the nine month periods ended September 30, 2011 and 2012, respectively. The decrease in the effective tax rate is due to our international expansion in to countries with lower statutory tax rates, partially offset by the United States research and development tax credit which expired at the end of 2011 and has not been renewed for 2012.

Net income

Net income increased by $2.5 million, or 23.6%, from $10.6 million during the nine months ended September 30, 2011 to $13.1 million during the nine months ended September 30, 2012. Net income as a percentage of revenue was 2.3% and 2.2% during the nine months ended September 30, 2011 and 2012, respectively.

Liquidity and Capital Resources

At September 30, 2012, we had $9.2 million of cash and cash equivalents and $0.4 million in available-for-sale securities.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2012 was $13.1 million and consisted of net income of $13.1 million, and $14.0 million of non-cash items, offset by $8.4 million of excess tax benefits on exercises of stock awards and $31.9 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $29.9 million and an increase in prepaid expenses and other of $26.2 million offset by a decrease in accounts payable of $18.6 million.

Cash provided by operating activities for the nine months ended September 30, 2011 was $17.0 million and consisted of net income of $10.6 million and non-cash items of $7.4 million, offset by $1.0 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $16.9 million and prepaid expenses and other of $13.7 million, offset by an increase in accounts payable of $26.4 million.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2012 of $10.8 million was primarily attributable to capital expenditures of $7.5 million, payments to sellers for acquisitions closed prior to 2009 of $3.0 million and payments for current year acquisitions of $0.9 million, offset by proceeds from the sale of Echo shares and other investments of $0.6 million.

Cash used in investing activities in the nine months ended September 30, 2011 of $19.2 million was attributable to capital expenditures of $5.7 million, payments made in connection with acquisitions of $10.3 million and payments to sellers for acquisitions closed prior to 2009 of $6.2 million, offset by the proceeds on sale of Echo shares of $3.0 million.

Financing Activities.  Cash provided by financing activities in the nine months ended September 30, 2012 of $20.2 million was primarily attributable to the borrowings under the revolving credit facility of $14.0 million, excess tax benefits over compensation cost on exercised stock awards of $8.4 million and proceeds from the exercise of stock options of $4.0 million, offset by payments of contingent consideration of $6.1 million.

Cash provided by financing activities in the nine months ended September 30, 2011 of $6.7 million was primarily attributable to borrowings under the revolving credit facility of $5.8 million, excess tax benefits over compensation cost on exercised stock awards of $0.7 million and proceeds from exercise of stock options of $0.2 million.

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

Critical Accounting Policies and Estimates

As of September 30, 2012, there were no material changes to our critical accounting policies and estimates disclosed in our Form 10-K for the year ended December 31, 2011.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $150.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.5 million.

Our interest income is sensitive to changes in the general level of United States interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2012 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2012, we derived approximately 18.5% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the third quarter ended September 30, 2012 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In the second quarter of 2011, we accrued a loss reserve of $950,000 related to this claim. We believe that we have an adequate reserve for this liability and the ultimate resolution of this matter will not have a material adverse effect on its financial statements.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly “Etrinsic”), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic with a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC have upheld the assessment. Etrinsic is appealing the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. This payment is included in other current assets as of September 30, 2012. The potential range of loss for this tax liability is £0 to £2,316,008 as well as any potential VAT for 2012. We believe that an unfavorable final outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for this potential loss.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. The complaint alleges, among other things, that certain aspects of our technology and systems infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees and a permanent injunction. We dispute the allegations contained in e-Lynxx’s complaint and intend to vigorously defend ourselves in this matter. We believe that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss. The amount of reasonably possible loss cannot be estimated.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

On August 22, 2012, we issued 44,328 shares of common stock as partial consideration in connection with our acquisition of Direct Corporate Source, Inc.  On September 6, 2012, we issued 68,738 shares of common stock as partial consideration in connection with our acquisition of Mania Group Holdings Limited.  We relied on Section 4(2) of the Securities Act of 1933, as amended, for an exemption from registration of these shares.  We filed a registration statement on Form S-3 (No. 333-184362) with the Securities and Exchange Commission on October 10, 2012 to register these shares for resale.  The Securities and Exchange Commission has not yet declared the registration statement effective.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 8, 2012	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 8, 2012	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the nine months ended September 30, 2012, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

