Form 10-K
period 2012-12-31
INNERWORKINGS INC
filed 2013-02-28
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2012, the last business day of the registrant’s most recent completed second quarter, was $469,594,897 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of February 18, 2013, the registrant had 50,222,197 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2012. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation, and its subsidiaries.

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled “Risk Factors” in Part I, Item 1A and Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Our Company

We are a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients. Since 2002, we have expanded from a regional focus to a national and now global focus.

Our proprietary software applications and database create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for print jobs. As a result, we have one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match our print jobs with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. We procure printed products for clients across a wide range of industries, such as retail, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients fall into two categories, enterprise and middle market. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our middle market clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2012, we served more than 7,000 clients. We have increased our annual revenue from $5.0 million in 2002 to $797.7 million in 2012, representing a compound annual growth rate of 66.1%.

As of December 31, 2012, we operated in 48 global office locations. We organize our operations into two segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada, and the International segment includes operations in the United Kingdom, continental Europe, the Middle East, Latin America and Asia. In 2012, we generated global revenue from third parties of $649.1 million in the North America segment and $148.6 million in the International segment.

Industry Overview

Our business of providing print procurement solutions intersects two large industries, commercial printing and business process outsourcing, or BPO. According to Pira International, the global commercial print markets have estimated revenue exceeding $500 billion each year. The print industry includes the following product categories:

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

To become more competitive, many businesses seek to focus on core competencies and outsource non-core business functions, such as print procurement. The National Association of Procurement Managers ranked print procurement as the third most significant resource procurement outsourcing opportunity.  Consolidating all print activities across the organization represents an opportunity to reduce total print expenditure and decrease the number of vendors in the print supply chain. Applying software and database technology to manage the print procurement process also provides for enhanced tracking and auditing capabilities.

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

Our Solution

Utilizing our proprietary technology and database, we provide our clients a global solution to procure and deliver printed products at favorable prices. Our network of more than 10,000 global suppliers offers a wide variety of printed products and a full range of print, fulfillment and logistics services.

Our print procurement software and database seeks to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain. We believe that the most competitive prices we obtain from our suppliers are offered by the suppliers with the most unused capacity. We utilize our technology to:

•	greatly increase the number of suppliers that our clients can efficiently access;
•	obtain favorable pricing and deliver high quality products and services for our clients; and
•	aggregate our purchasing power.

Our proprietary software applications and database streamline the print procurement process for our clients by eliminating inefficiencies within the traditional print supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring a print job, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires that dedicated and experienced personnel work closely with both clients and print suppliers. Our account executives and production managers perform that critical function.

Account executives act as the primary sales staff to our clients. Production managers manage the entire print procurement process for our clients to ensure timely and accurate delivery of the finished product. For each print job we receive, a production manager uses our technology to gather print specifications, solicit bids from the optimal suppliers, establish pricing with the client, manage print production and purchase and coordinate the delivery of the finished product.

Each client is assigned an account executive and one or more production managers, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2012, we had 682 production managers, including 249 production managers working on-site at our clients. Although our clients fall into two categories, enterprise and middle market, the production process for each client category is substantially similar.

Our Proprietary Technology

Our proprietary technology is a fully-integrated solution that stores equipment profiles for our supplier network and price data for jobs we quote and execute. Our technology allows us to match print jobs with the suppliers in our network that are optimally suited to produce a job at a highly competitive price. Our technology also allows us to efficiently manage the critical aspects of the print procurement process, including gathering job specifications, identifying suppliers, establishing pricing, managing print production and coordinating purchase and delivery of the finished product.

Our database stores the production capabilities of our supplier network, as well as price and quote data for bids we receive and transactions we execute. As a result, we maintain one of the largest independent repositories of equipment profiles and price data for print suppliers. Our production managers use this data to discover excess print manufacturing capacity, select optimal suppliers, negotiate favorable pricing and efficiently procure high-quality products and services for our clients.  In addition, we regularly request that our clients complete a customer scorecard, which allows them to rate us and our suppliers based on product quality, customer service and overall satisfaction. The data contained in these scorecards is stored in our database and used by our production managers during the supplier selection process.

With each new print job we process, we collect and store additional data in our proprietary database. As the number of print jobs we complete increases, our database further enhances our competitive position and our ability to obtain favorable pricing for our clients.

We believe our proprietary technology allows us to procure print more efficiently than traditional manual or semi-automated systems used by many printers and print brokers in the marketplace. Our technology includes the following features:

•	Customized order management. Our solution automatically generates customized data entry screens based on product type and guides the production manager to enter the required job specifications. For example, if a production manager selects “envelope” in the product field, the screen will automatically prompt the production manager to specify the size, paper type, window size and placement and display style.

•	Cost management. Our solution reconciles supplier invoices to executed print orders to ensure the supplier adhered to the pricing and other terms contained in the print order. In addition, it includes checks and balances that allow us to monitor important financial indicators relating to a print order, such as projected gross margin and significant job alterations.

•	Standardized reporting. Our solution generates transaction reports that contain quote, supplier capability, price and customer service information regarding the print jobs the client has completed with us. These reports can be customized, sorted and searched based on a specified time period or the type of printed product, price or supplier. In addition, the reports give our clients insight into their print spend for each individual print job and on an enterprise-wide basis, which allows the client to track the amounts it spends on paper, print, productions and logistics.

•	Task-tracking. Our solution creates a work order checklist that sends e-mail reminders to our production managers regarding the time elapsed between certain milestones and the completion of specified deliverables. These automated notifications enable our production managers to focus on more critical aspects of the print process and eliminate delays.

•	Historical price baseline. Some of our larger clients provided us with pricing data for print jobs they completed before they began to use our solution. For these clients, our solution automatically compares our current price for a print job to the price obtained by the client for a comparable historical job, which enables us to demonstrate on an ongoing basis the cost savings we provide.

We have created customized eCommerce stores on our client and third party platforms to order pre-selected products, such as personalized stationery, marketing brochures, and promotional products. Automated order processes can send requests to our vendors for fulfillment or printing of variable print on demand products.

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as retail, publishing, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2012, we served more than 7,000 clients through approximately 6,000 suppliers. For the years ended December 31, 2010, 2011 and 2012, our largest customer accounted for 6%, 4% and 8% of our revenue, respectively. Revenue from our top ten clients accounted for 31%, 28% and 32% of our revenue in 2010, 2011 and 2012, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2010, 2011 and 2012, enterprise clients accounted for 71%, 74% and 75% of our revenue, respectively. We provide printed products to our middle market clients on an order-by-order basis. For the years ended December 31, 2010, 2011 and 2012, middle market clients accounted for 29%, 26% and 25% of our revenue, respectively.

Our Products and Services

We offer a full range of print, fulfillment and logistics services in more than 60 different print categories, which allows us to procure printed products on virtually any substrate. The printed products we procure for our clients may be printed with any of the eight major types of printing, which include offset sheet-fed, web offset, digital offset, letterpress, screen printing, waterless, flexography and gravure, as well as several forms of specialty printing.

Our major products include:

direct mail pieces	promotional products	newsletters	stickers
brochures	annual reports	billboards	bags
catalogues	envelopes	playing cards	magnets
point-of-purchase	labels	binders	warehousing
displays	calendars	apparel	pick and pack
magazines	folders	games	distribution
packaging	gift cards	stationery	print on demand
store fixtures	signage	business and automobile wraps
CDs/DVDs	posters	postcards

We offer a comprehensive range of fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development, and pre-media services, such as image and print-ready page processing and proofing capabilities. Our eStores empower our clients with branded self-service ecommerce websites that prompt quick and easy online ordering, fulfillment, tracking and reporting.

We agree to provide our clients with products that conform to the industry standard of a “commercially reasonable quality” and our suppliers in turn agree to provide us with products of the same quality. The quotes we execute with our clients typically include customary provisions that limit the amount of our liability for product defects. To date, we have not experienced significant claims or liabilities relating to defective products.

Our Supplier Network

Our network of more than 10,000 global suppliers includes printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms and fulfillment and distribution centers.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality and customer service. We direct requests for proposals from our clients to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2012, our top ten suppliers accounted for approximately 15% of our cost of goods sold, and no supplier accounted for more than 4% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality printed products and services to our clients through the suppliers in our network. As part of this program, we train our production managers to accurately gather job specifications and create a checklist to ensure that each item in the print order has been approved by the client. In addition, we regularly request that our clients complete customer scorecards, which are stored in our database and converted into quality control reports. These quality control reports are accessible to our production managers through our proprietary technology and are used during the supplier selection process. Our quality control standards are designed to ensure that our clients receive high quality printed products regardless of the supplier that prints the product.

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2012, we had approximately 400 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-competition and non-solicitation provisions that apply during and for a specified period after the term of their service.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of print sales representatives globally and we believe that we will be able to identify additional qualified account executives from this pool of individuals. We also expect to augment our sales force through selective acquisitions of print service businesses, including print brokers that employ experienced sales personnel with established client relationships.

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

We also compete with print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, Logisource, Cirqit and Noosh, offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in print procurement are price, product quality, customer service and reliability. Although we believe our business delivers products and services on competitive terms, our business and the print procurement industry are relatively new and are evolving rapidly. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to compete with us directly by offering print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws to protect our intellectual property rights. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, anti-spy software, password encryption and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system is backed up and stored in a redundant location daily to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our overall IT recovery ability semi-annually and test our back-up process quarterly to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2012, we had 1,379 employees and independent contractors.  We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission, or the SEC. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC.  The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

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

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Williams Lea, Logisource, Cirqit and Noosh, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with, or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 31%, 28% and 32% of our revenue during the years ended December 31, 2010, 2011 and 2012, respectively. Our largest client accounted for 6%, 4% and 8% of our revenue in 2010, 2011 and 2012, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn, or a dramatic decline in the demand for printed products, could adversely affect our revenue and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Continued economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of print jobs that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

A decrease in the number of our suppliers could adversely affect our business.

Our suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of our suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we may not be able to obtain sufficient pricing information for our database, which could adversely affect our ability to obtain favorable pricing for our clients and adversely affect our operating income and profitability.

We may face difficulties as we expand our operations into countries in which we have limited operating experience.

Revenue from our International segment represented 8%, 15% and 19% of total revenue for 2010, 2011 and 2012, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions;
•	changes in and compliance with international and domestic laws and regulations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•	wars, civil unrest, acts of terrorism and other conflicts;
•	natural disasters;
•	compliance with and changes in tariffs, trade restrictions, trade agreements and taxations;
•	difficulties in managing or overseeing foreign operations;
•	limitations on the repatriation of funds because of foreign exchange controls;
•	political and economic corruption;
•	less developed and less predictable legal systems than those in the United States; and
•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

The occurrence or consequences of any of these factors may lead to significant legal or compliance expenses and may restrict our ability to operate in the affected region or result in the loss of clients in the affected region or other regions, which could adversely affect our revenue, operating income and profitability.

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

The European economy continues to experience overall weakness as a result of lingering high unemployment, sovereign debt issues and tightening of government budgets. Continued weak economic conditions in Europe could adversely affect our results of operations in the European countries in which we conduct business. Additionally, concerns persist regarding the debt burden of certain of the countries that have adopted the euro currency (the “euro zone”) and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the euro to function as a single currency among the diverse economic, social and political circumstances within the euro zone. We conduct a portion of our business in euro. Although it remains uncertain whether significant changes in utilization of the euro will occur or what the potential impact of such changes in the euro zone or globally might be, a material shift in circulation of the euro could result in disruptions to our business and negatively impact our results of operations.

If we are unable to expand the number of our account executives, or if a significant number of our account executives leave InnerWorkings, our ability to increase our revenues could be negatively impacted.

Our ability to expand our business will depend largely on our ability to attract additional account executives with established client relationships. Competition for qualified account executives can be intense and we may be unable to hire such individuals. Any difficulties we experience in expanding the number of our account executives could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.

In addition, we must retain our current account executives and properly incentivize them to obtain new clients and maintain existing client relationships. If a significant number of our account executives leave InnerWorkings and take their clients with them, our revenue could be negatively impacted. We have entered into non-competition agreements with our account executives to mitigate this risk, but we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current account executives could also increase our recruiting costs and decrease our operating efficiency and productivity, which could lead to a decline in the demand for our services.

If we are unable to expand our enterprise client base, our revenue growth rate may be negatively impacted.

As part of our growth strategy, we seek to attract new enterprise clients and expand relationships with existing and new middle market clients. If we are unable to attract new enterprise clients or expand our relationships with our existing middle market clients, our ability to grow our business will be hindered.

Most of our clients may terminate their relationships with us on short notice and with no penalties or limited penalties.

Our middle market clients, which accounted for approximately 29%, 26% and 25% of our revenue in 2010, 2011 and 2012, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 71%, 74% and 75% of our revenue in 2010, 2011 and 2012, respectively, that are generally for three to five year terms. Most of these contracts, however, permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or print procurement strategy. If a significant number of our middle market or enterprise clients elect to terminate or not to renew their engagements with us, or if the volume of their print orders decreases, our business, operating results and financial condition could suffer.

We may not be able to develop or implement new systems, procedures and controls that are required to support the anticipated growth in our operations.

Our revenue increased from $5.0 million in 2002 to $797.7 million in 2012, representing a compound annual growth rate of 66.1%. Between January 1, 2002 and December 31, 2012, the number of our employees and independent contractors increased from 21 to 1,379. Continued growth could place a significant strain on our ability to:

•	recruit, motivate and retain qualified account executives, production managers and management personnel;
•	preserve our culture, values and entrepreneurial environment;
•	develop and improve our internal administrative infrastructure and execution standards; and
•	maintain high levels of client satisfaction.

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

The global integration of our technology platform may result in business interruptions.

We are currently implementing a common technology platform across our global operations. The implementation of and such changes to our technology platform and related software carry risks such as cost overruns, project delays and business interruptions and delays.  If we experience a material business interruption as a result of this process, it could have a material adverse effect on our business, financial position and results of operations.

A decrease in levels of excess capacity in the commercial print industry could have an adverse impact on our business.

We believe that for the past several years the U.S. commercial print industry has experienced significant levels of excess capacity. Our business seeks to capitalize on imbalances between supply and demand in the print industry by obtaining favorable pricing terms from suppliers in our network with excess capacity. Reduced excess capacity in the print industry generally, and in our supplier network specifically, could have an adverse impact on our ability to execute our business strategy and on our business results and growth prospects.

Our inability to protect our intellectual property rights may impair our competitive position.

If we fail to protect our intellectual property rights adequately, our competitors could replicate our proprietary technology and offer similar services, which would harm our competitive position. We rely primarily on a combination of trademark and trade secret laws and confidentiality and nondisclosure agreements to protect our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our rights or imitate or duplicate our services or methodologies. We may need to litigate to enforce our intellectual property rights or determine the validity and scope of the rights of others. Any such litigation could be time-consuming and costly.

If we are unable to maintain our proprietary technology, demand for our services, and, therefore our revenue could decrease.

We rely heavily on our proprietary technology to procure printed products for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of print buyers or the trends in the print industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

In addition, we must protect our systems against physical damage from fire, earthquakes, power loss, telecommunications failures, computer viruses, hacker attacks, physical break-ins and similar events. Any software or hardware damage or failure that causes interruption or an increase in response time of our proprietary technology could reduce client satisfaction and decrease usage of our services.

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

We have used, and expect to continue to use, common stock to pay for all or a portion of our acquisitions. If the owners of potential acquisition candidates are not willing to receive common stock in exchange for their businesses, our acquisition prospects could be limited.  Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

Our business is subject to seasonal sales fluctuations, which could result in volatility or have an adverse effect on the market price of our common stock.

Our business is subject to some degree of sales seasonality. Historically, the percentage of our annual revenue earned during the third and fourth fiscal quarters has been higher due, in part, to a greater number of print orders in anticipation of the year-end holiday season. If our business continues to experience seasonality, we may incur significant additional expenses during our third and fourth quarters, including additional staffing expenses. Consequently, if we were to experience lower than expected revenue during any future third or fourth quarter, whether from a general decline in economic conditions or other factors beyond our control, our expenses may not be offset, which would have a disproportionate impact on our operating results and financial condition for that year. Such fluctuations in our operating results could result in volatility or have an adverse effect on the market price of our common stock.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2010, 2011 and 2012, our revenue was $482.2 million, $633.8 million and $797.7 million, respectively, and our top ten clients accounted for 31%, 28% and 32%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2012, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

Certain factors may continue to cause the market price of our common stock to fluctuate, including:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in market valuations of similar companies;
•	changes in economic and political conditions in the United States or abroad;
•	success of competitive products or services;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	announcements by us, our competitors, our clients or our suppliers of significant products or services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States or foreign countries;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general industry and market conditions.

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

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier of a print job and our receipt of payment from our clients varies with each print job and client. In addition, a significant percentage of our revenue is subject to the discretion of our enterprise and middle market clients, who may stop using our services at any time, subject, in the case of most of our enterprise clients, to advance notice requirements. Therefore, the number, size and profitability of print jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock. This may lead to volatility in our stock price. The factors that are likely to cause these variations include:

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

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent investors from influencing significant corporate decisions.

As of December 31, 2012, our executive officers, directors and stockholders of more than 5% of our common stock beneficially owned or controlled approximately 52.6% of our common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 48 office locations in 19 different countries. We believe that our facilities are generally suitable to meet our needs for the foreseeable future, however, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2013 to November 21, 2021.

As of December 31, 2012, the significant properties from which we conduct our business were as follows:

Location	Operating Segment	Use
Chicago, Illinois	HQ, North America	Corporate Headquarters and Business Development
Aurora, Illinois	North America	Business Development and Warehousing
New York, New York	North America	Business Development and Warehousing
East Brunswick, New Jersey	North America	Business Development and Warehousing
San Francisco, California	North America	Business Development
Roseville, California	North America	Business Development
Monterey, California	North America	Business Development and Warehousing
Anaheim, California	North America	Business Development and Warehousing
Santa Clara, California	North America	Business Development
San Rafael, California	North America	Business Development and Warehousing
Honolulu, Hawaii	North America	Business Development
Grand Rapids, Michigan	North America	Business Development
Medina, Minnesota	North America	Business Development and Warehousing
Cincinnati, Ohio	North America	Business Development and Warehousing
Plano, Texas	North America	Business Development and Warehousing
Blue Bell, Pennsylvania	North America	Business Development and Warehousing
Atlanta, Georgia	North America	Business Development
Greenville, Wisconsin	North America	Business Development and Warehousing
Kansas City, Missouri	North America	Business Development
Branford, Connecticut	North America	Business Development
Buffalo, New York	North America	Business Development
Murfreesboro, Tennessee	North America	Business Development
Wailuku, Hawaii	North America	Business Development
Montreal, Canada	North America	Business Development
Toronto, Canada	North America	Business Development
Shanghai, China	International	Business Development
Makati City, Philippines	International	Business Development
Birmingham, United Kingdom	International	Business Development
London, United Kingdom	International	Business Development
Borehamwood, United Kingdom	International	Business Development
Paris, France	International	Business Development
Athens, Greece	International	Business Development
Barcelona, Spain	International	Business Development
Dubai, United Arab Emirates	International	Business Development
Istanbul, Turkey	International	Business Development
Mannheim, Germany	International	Business Development
Milan, Italy	International	Business Development
Odense, Denmark	International	Business Development
Veauches, France	International	Business Development
Venelles, France	International	Business Development
Santiago, Chile	International	Business Development
Bogota, Columbia	International	Business Development
Lima, Peru	International	Business Development
Mexico City, Mexico	International	Business Development
Sao Paulo, Brazil	International	Business Development
Zurich, Switzerland	International	Business Development
Hong Kong, China	International	Business Development
Guanzhou, China	International	Business Development

Item 3.	Legal Proceedings

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust (the “Trust”) filed a lawsuit against us in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to us during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In January 2013, we and the Trust entered into a settlement agreement resolving this preference claim as well our administrative and general unsecured claims against the Trust for a net payment to the Trust of $900,000. We adjusted our loss reserve in the fourth quarter of 2012 to reflect the settlement.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position, and in March 2012, HMRC issued Etrinsic a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC upheld the assessment. Etrinsic appealed the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, we paid £2,316,008 to the HMRC on July 6, 2012. This payment was included in other current assets as of December 31, 2012. We are in advanced settlement discussions with HMRC, and we currently anticipate reaching a final settlement of this matter in the amount of £925,000, inclusive of all VAT periods for the 2008 through 2012 calendar years. We accrued a loss reserve in the fourth quarter of 2012 reflecting the anticipated settlement. Following finalization of a settlement, we would receive a refund of amounts paid to HMRC in July 2012 less the settlement amount.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to us, the complaint alleges, among other things, that certain aspects of our PPM4™ technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In February 2013, e-Lynxx asserted that the monetary damages it seeks from us are in the range of $22 million to $56 million for the period from May 2009 through December 2011; e-Lynxx has not yet specified damages sought for 2012 and future poriods. We dispute the allegations contained in e-Lynxx’s complaint and intend to vigorously defend this matter. Specifically, we contend that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, we contend that e-Lynxx is not entitled to the excessive monetary relief it seeks. A trial of this matter is currently scheduled in July 2013. We believe that an unfavorable outcome is reasonably possible but not probable, and, therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible cannot be estimated.

In October 2012, a former sales employee filed an arbitration claim against us arising from our termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend ourselves in the matter. Specifically, we contend that we lawfully terminated his employment for cause and, therefore, he is not entitled to any relief and his claims should be dismissed.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “INWK”. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for each of the periods listed.

	High	Low
2011
First Quarter	$8.76	$6.24
Second Quarter	$9.17	$7.33
Third Quarter	$9.05	$6.52
Fourth Quarter	$10.06	$7.28

2012
First Quarter	$12.24	$9.38
Second Quarter	$13.67	$10.04
Third Quarter	$13.95	$11.01
Fourth Quarter	$15.06	$11.86

Holders

As of February 17, 2013, there were 62 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Recent Sales of Unregistered Securities

During the fiscal year ended December 31, 2012, we issued unregistered shares of InnerWorkings common stock as partial consideration in connection with seven acquisitions. On March 12, 2012, we issued 14,236 shares of common stock to the sellers of the CPRO Companies and the Cirqit Companies. On April 11, 2012, we issued 13,436 shares of common stock to the sellers of Launch Media. On April 14, 2012, we issued 72,976 shares of common stock to the sellers of Novavision A/S. On April 24, 2012, we issued 64,848 shares of common stock to the sellers of Iconomedia. On April 26, 2012, we issued 38,025 shares of common stock to the sellers of Idea Media. On August 22, 2012, we issued 44,328 shares of common stock to the sellers of Direct Corporate Source. Finally, on September 6, 2012, we issued 68,738 shares of common stock to the sellers of Mania Group. All such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of businesses acquired in privately negotiated transactions not involving any public offering or solicitation.

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

	Years ended December 31,
	2008	2009	2010	2011	2012
	(in thousands, except per share and headcount amounts)
Consolidated statements of operations data:
Revenue	$419,017	$400,447	$482,212	$633,846	$797,699
Cost of goods sold	314,996	301,672	366,200	484,483	612,275
Gross profit	104,021	98,775	116,012	149,363	185,424
Selling, general and administrative expenses	79,655	81,288	91,796	115,624	143,632
Depreciation and amortization	4,761	8,031	9,009	10,172	10,791
Preference claim settlement charge	-	-	-	950	1,099
VAT settlement charge	-	-	-	-	1,485
Income from operations	19,605	9,456	15,207	22,617	28,417
Gain on sale of investments	6,098	746	3,578	3,948	1,196
Interest income	854	412	151	182	66
Interest expense	(683)	(1,478)	(1,928)	(2,251)	(2,438)
Other, net	176	(119)	(49)	-	94
Total other income (expense)	6,445	(439)	1,752	1,879	(1,082)
Income before income taxes	26,050	9,017	16,959	24,496	27,335
Income tax expense	(10,097)	(2,708)	(5,749)	(8,103)	(8,223)
Net income	$15,953	$6,309	$11,210	$16,393	$19,112
Net income per share of common stock:
Basic	$0.34	$0.14	$0.25	$0.35	$0.39
Diluted	$0.32	$0.13	$0.24	$0.34	$0.37
Shares used in per share calculations:
Basic	47,137	45,535	45,704	46,428	48,811
Diluted	49,141	47,157	47,582	48,827	51,410
Employees and independent contractors(1)	761	667	743	1,034	1,379

	As of December 31,
	2008	2009	2010	2011	2012
Consolidated balance sheet data:	(in thousands)
Cash and cash equivalents(2)	$4,012	$2,904	$5,259	$13,219	$17,219
Working capital(2)	54,663	55,665	69,709	65,815	87,912
Total assets	253,822	267,158	279,925	457,653	522,244
Revolving credit facility(3)	42,590	46,385	47,400	60,000	65,000
Capital leases	268	137	28	65	-
Total stockholders’ equity	133,738	147,050	160,184	181,502	222,979

(1)	Reflects the number of employees and independent contractors as of the last day of the applicable period.
(2)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.
(3)	In 2008, we entered into a credit agreement with JPMorgan Chase Bank, N.A. to fund acquisitions and for general working capital purposes. This credit agreement was replaced by a new credit agreement entered into on August 2, 2010 with Bank of America, N.A. which was later amended on April 20, 2012.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our proprietary software applications and database create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data for each bid we receive and print job we execute. As a result, we have one of the largest independent repositories of equipment profiles and price data for print suppliers in the United States. We leverage our technology to match each print job with the supplier that is optimally suited to meet the client’s needs at a highly competitive price. Our production managers use our proprietary technology to manage the print procurement process from end-to-end.

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allows us to procure printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the print procurement needs of our clients. By leveraging our technology platform, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their print expenditures.

Since 2002, we have expanded from a regional focus to a national and now global focus with the acquisitions of CPRO, a leading provider of print solutions in Latin America, and Productions Graphics, a leading print management firm with a particular strength in continental Europe, in 2011. We operate in 48 global office locations. We organize our operations into two segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada, and the International segment includes operations in the United Kingdom, continental Europe, the Middle East, Latin America and Asia. In 2012, we generated revenue from third parties of $649.1 million in the North America segment and $148.6 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our annual revenue was $482.2 million, $633.8 million and $797.7 million in 2010, 2011 and 2012, respectively, reflecting growth rates of 31.4% and 25.9% in 2011 and 2012, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis.  For the years ended December 31, 2010, 2011 and 2012, enterprise clients accounted for 71%, 74% and 75% of our revenue, respectively, while middle market clients accounted for 29%, 26% and 25% of our revenue, respectively.

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from middle market clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins typically realized in our middle market business. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our middle market business on an operating profit basis because the commission expense associated with enterprise clients is generally lower.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for 2010, 2011 and 2012 was $116.0 million, $149.4 million and $185.4 million, respectively.

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.0%, 18.2% and 18.0% in 2010, 2011 and 2012, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance was $3.6 million and $8.3 million as of December 31, 2011 and 2012, respectively.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $2.9 million, $2.4 million and $1.7 million in 2010, 2011 and 2012, respectively.

Our income from operations for 2010, 2011 and 2012 was $15.2 million, $22.6 million and $28.4 million, respectively.

Critical Accounting Policies

Revenue Recognition

We recognize revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through our customer contracts, (ii) the customer takes title and assumes the risks and rewards of ownership which occurs at shipment, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, we account for all of our revenue that meet the following criteria on a gross basis: (i) we are the primary obligor in the arrangement, (ii) we have general inventory risk before the customer order is placed and upon customer return, (iii) we have latitude in establishing price, (iv) we have discretion in supplier selection from our existing network, and (v) we have credit risk with customer payments. Accordingly, all revenue billed to customers which meets these criteria is classified as revenue and all corresponding supplier payments are classified as cost of goods sold.

We recognize revenue for services provided to our customers which may be delivered in conjunction with the procurement of printed materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. We recognize revenue for services provided on a stand-alone basis upon completion of the service. Service revenue has not been material to our overall revenue to date.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivables. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivables. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. At December 31, 2012, the gross accounts receivable balance includes approximately 2.3% of customer balances that are in excess of one year. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2012. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we have elected to test for goodwill impairment as of December 31 of each year. In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

We define our two reporting units as North America and International. The provisions of ASU 2011-08 were adopted in the fourth quarter of 2012. Based on the qualitative factors assessed, we concluded it is not more likely than not that the fair value of the North America reporting unit is less than its carrying amount primarily because (1) our overall financial performance has been positive in the face of mixed economic environments and (2) forecasts of operating income and cash flows generated by the North America reporting unit appear sufficient to support the book value of its net assets. However, due to economic factors internationally, it was determined that the quantitative test was necessary for the International reporting unit. No impairment was identified as a result of this test.

Intangible assets other than goodwill acquired in business combinations are recorded at fair value. We review each business acquisition to identify intangible assets other than goodwill acquired, which include customer lists, non-competition agreements, patents, trade names and trademarks. Our significant acquired intangible assets subject to estimation of fair value primarily include acquired customer lists. For customer list assets, the nature of the customer relationships makes an estimation of the reproduction or replacement costs highly subjective. As there is a specific earnings stream that can be associated exclusively with the customer relationships, we believe that the discounted cash flow method is the most appropriate valuation methodology to determine the fair value of the customer relationships.

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2012, the net balance of our intangible assets was $36.4 million.

Contingent Purchase Consideration

In connection with certain of the Company’s business acquisitions accounted for under ASC 805, contingent purchase consideration is payable in cash or stock upon the achievement of certain performance measures over future periods. For these acquisitions, the Company has estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. The Company has recorded $86,566,772 and $71,664,770 in contingent purchase consideration obligation at December 31, 2011 and 2012, respectively. Changes in estimated fair value of the contingent purchase consideration obligation are recorded in the Company’s results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business.

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

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We believe that historical experience provides the best estimate of future expected life. The expected volatility assumption is based on the historical volatility of our common stock over a period commensurate with the expected term.

Stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In 2012, we recorded $2,047,405 of additional stock-based compensation expense for awards which exceeded the expense recorded using estimated forfeiture rates.

The Company recorded $3.1 million, $4.0 million and $6.2 million in compensation expense related to stock-based compensation, for the years ended December 31, 2010, 2011 and 2012, respectively.

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

In connection with the purchase of CoreVision, Inc. in September 2006, we acquired $880,518 in net operating loss carryforwards that will expire in 2026. At December 31, 2012, $636,438 of losses remain outstanding for future use. In connection with the purchase of Marketing-Out-of-the-Box in July 2008, we acquired $1,644,746 in net operating loss carryforwards that will expire in 2024. At December 31, 2012, $895,466 of losses remain outstanding for future use. In connection with the purchase of CPRO Services Ltd., in January 2011, we acquired $777,436 in net operating loss carryforwards that will never expire. At December 31, 2012, $732,870 of losses remain outstanding for future use in Chile. No valuation allowance on our net operating loss carryforwards is considered necessary as the amounts are more likely than not to be realized.

As a result of certain realization requirements of ASC 718, we have not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2012, we have $5,440,760 in tax deductions related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2010	2011	2012
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.9	76.4	76.8

Gross profit	24.1	23.6	23.2
Selling, general and administrative expenses	19.0	18.2	18.0
Depreciation and amortization	1.9	1.6	1.4
Preference claim settlement charge	-	0.1	0.1
VAT settlement charge	-	-	0.2

Income from operations	3.2	3.6	3.6
Other income (expense)	0.3	0.3	(0.1)

Income before income taxes	3.5	3.9	3.4
Income tax expense	(1.2)	(1.3)	(1.0)

Net income	2.3%	2.6%	2.4%

Comparison of years ended December 31, 2010, 2011 and 2012

Revenue

Our revenue by segment for each of the years presented was as follows:

	Years ended December 31,
	2010	% of Total	2011	% of Total	2012	% of Total
	(dollars in thousands)
North America	$444,628	92.2%	$540,727	85.3%	$649,120	81.4%
International	37,735	7.8	93,543	14.8	150,299	18.8
Other(1)	(151)	-	(424)	(0.1)	(1,720)	(0.2)

Revenue	$482,212	100.0%	$633,846	100.0%	$797,699	100.0%

(1)	“Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

2012 compared to 2011. Our revenue increased by $163.9 million, or 25.9%, from $633.8 million in 2011 to $797.7 million in 2012.

North America

North America revenue increased by $108.4 million, or 20.0%, from $540.7 million in 2011 to $649.1 million in 2012. This increase in revenue is driven primarily by organic new enterprise and middle market account growth.

International

International revenue increased by $56.8 million, or 60.7%, from $93.5 million in 2011 to $150.3 million in 2012. This increase is primarily due to a full year of revenue in 2012 after our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011, in addition to various European tuck-in acquisitions of independent brokers.

2011 compared to 2010. Our revenue increased by $151.6 million, or 31.4%, from $482.2 million in 2010 to $633.8 million in 2011.

North America

North America revenue increased by $96.1 million, or 21.6%, from $444.6 million in 2010 to $540.7 million in 2011. This increase in revenue is driven primarily by organic new enterprise and middle market account growth, as well as several tuck-in acquisitions of independent brokers.

International

International revenue increased by $55.8 million, or 147.9%, from $37.7 million in 2010 to $93.5 million in 2011. This increase is primarily due to our expansion into Latin America and continental Europe through the acquisitions of CPRO and Productions Graphics, respectively, during 2011.

Cost of goods sold

2012 compared to 2011. Our cost of goods sold increased by $127.8 million, or 26.4%, from $484.5 million in 2011 to $612.3 million in 2012. The increase reflects the revenue growth during 2012.  Our cost of goods sold as a percentage of revenue increased from 76.4% in 2011 to 76.8% in 2012.  The increase in cost of goods sold as a percentage of revenue is a result a shift in customer mix towards enterprise customers.

2011 compared to 2010. Our cost of goods sold increased by $118.3 million, or 32.3%, from $366.2 million in 2010 to $484.5 million in 2011. The increase reflects the revenue growth during 2011. Our cost of goods sold as a percentage of revenue increased from 75.9% in 2010 to 76.4% in 2011. The increase in cost of goods sold as a percentage of revenue is a result of our expansion into Latin America, where we generally generate lower gross profit margins and a shift in customer mix towards enterprise customers.

Gross Profit

2012 compared to 2011. Our gross profit as a percentage of revenue, which we refer to as gross margin, decreased from 23.6% in 2011 to 23.2% in 2012. North America gross margin decreased from 24.0% in 2011 to 23.2% primarily due to a shift in customer mix towards enterprise customers. International gross margin increased from 20.8% in 2011 to 23.2% in 2012 as the Europe, Middle East and Asia region is a greater percentage of total International results.

2011 compared to 2010. Our gross margin decreased from 24.1% in 2010 to 23.6% in 2011. North America gross margin remained relatively consistent with an increase from 23.9% in 2010 to 24.0% in 2011. International gross margin decreased from 25.5% in 2010 to 20.8% in 2011. The decrease is primarily the result of our expansion into Latin America where, as noted above, we generally generate lower gross profit margins.

Selling, general and administrative expenses

2012 compared to 2011. Selling, general and administrative expenses increased by $28.0 million, or 24.2%, from $115.6 million in 2011 to $143.6 million in 2012. As a percentage of revenue, selling, general and administrative expenses decreased from 18.2% in 2011 to 18.0% in 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commissions and costs of procurement staff to secure new enterprise accounts. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

2011 compared to 2010. Selling, general and administrative expenses increased by $23.8 million, or 26.0%, from $91.8 million in 2010 to $115.6 million in 2011. As a percentage of revenue, selling, general and administrative expenses decreased from 19.0% in 2010 to 18.2% in 2011. The increase in selling, general and administrative expenses is primarily due to incremental sales commissions and costs of procurement staff to secure new enterprise accounts. The decrease in selling, general and administrative expenses as a percentage of revenue is primarily the result of increased leverage from higher revenue.

Depreciation and amortization

2012 compared to 2011. Depreciation and amortization expense increased by $0.6 million, or 6.1%, from $10.2 million in 2011 to $10.8 million in 2012. The increase is driven primarily by additional amortization expense as a result of the intangible assets acquired in connection with our acquisitions. As a percentage of revenue, depreciation and amortization expense decreased from 1.6% in 2011 to 1.4% in 2012.

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

Income from operations

2012 compared to 2011. Income from operations increased by $5.8 million, or 25.6%, from $22.6 million in 2011 to $28.4 million in 2012 primarily due to increased sales and gross profit. As a percentage of revenue, income from operations remained consistent at 3.6% in 2011 and 2012.

2011 compared to 2010. Income from operations increased by $7.4 million, or 48.7%, from $15.2 million in 2010 to $22.6 million in 2011 primarily due to increased sales and gross profit. As a percentage of revenue, income from operations increased from 3.2% in 2010 to 3.6% in 2011. The increase in income from operations as a percentage of revenue is primarily a result of the decrease in our selling, general and administrative expenses as a percentage of revenue.

Other income and expense

2012 compared to 2011. Other income and expense decreased by $3.0 million, from income of $1.9 million in 2011 to expense of $1.1 million in 2012. This decrease is primarily due to a decrease in the gain on the sale of a portion of the shares we held in Echo Global Logistics, Inc. (Echo), a related party and Nasdaq-listed company. The gain on the sale was $3.9 million in 2011 and $1.2 million in 2012.

2011 compared to 2010. Other income and expense increased by $0.1 million, from income of $1.8 million in 2010 to $1.9 million in 2011. The increase is due to the gain on the sale in 2011 of a portion of the shares we held in Echo. The gain on the sale was $3.9 million in 2011 and $3.6 million in 2010. This was partially offset by an increase in interest expense of $0.3 million.

Provision for income taxes

2012 compared to 2011. Provision for income taxes increased by $0.1 million, or 1.5%, from $8.1 million in 2011 to $8.2 million in 2012. In 2011, the provision for income taxes resulted in an effective tax rate of 33.1%. In 2012, the provision for income taxes resulted in an effective tax rate of 30.1%. The decrease in the effective tax rate for the year ended December 31, 2012 is primarily due to growth of our business internationally into jurisdictions with lower statutory tax rates as well as prior year provision-to-return adjustments related to state and foreign income taxes, offset by the loss of the federal research and development tax credit which expired during 2012. This tax credit was renewed in January 2013 and will be utilized on our 2012 federal return, but it is not reflected in the income tax provision for 2012 in accordance with ASC 740.

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

Net income

2012 compared to 2011. Net income increased by $2.7 million, or 16.6%, from $16.4 million in 2011 to $19.1 million in 2012. Net income as a percentage of revenue decreased from 2.6% in 2010 to 2.4% in 2011. The decrease in net income as a percentage of revenue is primarily the result of a decrease in gross margin percentage as well as a decrease in the gain on the sale of Echo shares.

2011 compared to 2010. Net income increased by $5.2 million, or 46.2%, from $11.2 million in 2010 to $16.4 million in 2011. Net income as a percentage of revenue increased from 2.3% in 2010 to 2.6% in 2011. The increase in net income as a percentage of revenue is primarily the result of a decrease in our selling, general and administrative expenses as a percentage of revenue.

  Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements discussed in Note 6 “ Commitments and Contingencies ” to the financial statements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Years ended December 31,
	2010	% of Total	2011	% of Total	2012	% of Total
	(dollars in thousands)
North America	$37,644	137.6%	$48,198	127.8%	$61,728	136.4%
International	3,620	13.2	6,576	17.4	7,069	15.6
Other(1)	(15,887)	(50.8)	(17,208)	(45.2)	(23,538)	(52.0)

Adjusted EBITDA	$25,377	100.0%	$37,566	100.0%	$45,259	100.0%

(1)	“Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2012 compared to 2011. Adjusted EBITDA increased by $7.7 million, or 20.5%, from $37.6 million in 2011 to $45.3 million in 2012. North America Adjusted EBITDA increased by $13.5 million, or 28.1%, from $48.2 million in 2011 to $61.7 million in 2012. International Adjusted EBITDA increased by $0.5 million, or 7.5%, from $6.6 million in 2011 to $7.1 million in 2012. The increases in both segments were primarily due to increased gross profit from acquisitions and organic growth. Other Adjusted EBITDA decreased by $6.3 million, or 36.8%, from expense of $17.2 million to expense of $23.5 million due to increased selling, general and administrative expenses to support revenue growth.

2011 compared to 2010. Adjusted EBITDA increased by $12.2 million, or 48.0%, from $25.4 million in 2010 to $37.6 million in 2011. North America Adjusted EBITDA increased by $10.6 million, or 28.0%, from $37.6 million in 2010 to $48.2 million in 2011. International Adjusted EBITDA increased by $3.0 million, or 81.7%, from $3.6 million in 2010 to $6.6 million in 2011. The increases in both segments were due to increased gross profit, as discussed above, offset by increased selling, general and administrative expenses resulting from domestic and international acquisitions and support costs from organic growth. Other Adjusted EBITDA decreased by $1.3 million, or 8.3%, from expense of $15.9 million to expense of $17.2 million due to increased selling, general and administrative expenses to support revenue growth.

The table below provides a reconciliation of Adjusted EBITDA to income from operations for each of the years presented:

	Years ended December 31,
	2010	2011	2012
	(dollars in thousands)
Income from operations	$15,207	$22,616	$28,416
Depreciation and amortization	9,009	10,172	10,790
Stock-based compensation expense	3,148	3,976	6,193
Preference claim charge	-	950	1,099
VAT settlement charge	-	-	1,485
Change in fair value of contingent consideration	(1,987)	(148)	(2,724)
Adjusted EBITDA	$25,377	$37,566	$45,259

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

	Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2011(1)	2011(2)	2011(3)	2011(4)	2012	2012(5)	2012(6)	2012
	(unaudited)
	(in thousands, except per share amounts)
Revenue	$145,181	$155,612	$157,819	$175,234	$188,546	$201,397	$199,769	$207,987
Gross profit	33,328	36,342	37,093	42,600	41,393	47,846	46,881	49,303
Net income	2,790	3,700	4,138	5,765	3,688	4,474	4,976	5,974
Net income per share:
Basic	$0.06	$0.08	$0.09	$0.12	$0.08	$0.09	$0.10	$0.12
Diluted	$0.06	$0.08	$0.09	$0.12	$0.07	$0.09	$0.10	$0.12

(1)	The Company made acquisitions during the first quarter of 2011 which were not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning in January 2011.
(2)	The Company made acquisitions during the second quarter of 2011 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in April 2011.
(3)	The Company made acquisitions during the third quarter of 2011 which were not material to the Company’s operations individually or in the aggregate. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in July 2011.
(4)	The Company acquired Productions Graphics on October 24, 2011 as well as another company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in October 2011.
(5)	The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in April 2012.
(6)	The Company made acquisitions during the third quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in August 2012.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2010, 2011 or 2012.

Liquidity and Capital Resources

At December 31, 2012, we had $17.2 million of cash and cash equivalents.

Operating Activities.     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2012 was $10.5 million and primarily reflected net income of $19.1 million and $9.7 million of non-cash items offset by $18.3 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $23.3 million and prepaid expenses and other of $13.1 million, offset by increases in accounts payable of $13.6 million.

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

Cash provided by operating activities in 2010 was $8.4 million and primarily reflected net income of $11.2 million and $9.7 million of non-cash items offset by $12.5 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $21.4 million and a decrease in customer deposits of $2.7 million, offset by a decrease in prepaid and other of $5.4 million and an increase in income taxes payable of $3.6 million.

Investing Activities.     In 2012, cash used in investing activities of $14.7 million was attributable to capital expenditures of $11.8 million and payments made in connection with acquisitions of $4.1 million, offset by proceeds of $1.2 million from the sale of Echo shares.

In 2011, cash used in investing activities of $33.6 million was attributable to $29.3 million in payments made in connection with acquisitions and capital expenditures of $8.2 million, offset by proceeds of $4.0 million from the sale of Echo shares.

In 2010, cash used in investing activities of $4.2 million was attributable to $16.7 million in payments made in connection with acquisitions and capital expenditures of $4.9 million, offset by proceeds of $13.8 million attributable to the proceeds from the sale of marketable securities and proceeds from the sale of Echo shares of $3.6 million.

Financing Activities.     In 2012, cash provided by financing activities of $8.5 million was primarily attributable to $6.7 million of excess tax benefits from stock-based award exercises, $5.5 million of proceeds from stock option exercises and $5.0 of additional borrowings under our revolving credit facility, offset by $8.3 million of payments of contingent consideration.

In 2011, cash provided by financing activities of $14.1 million was primarily attributable to the $12.6 million of additional borrowings under our revolving credit facility, offset by the excess tax benefit of stock-based award exercises of $1.1 million.

In 2010, cash used in financing activities of $1.8 million was primarily attributable to the $2.1 million of additional borrowings under our revolving credit facility and $0.6 million in deferred financing costs for the new revolving credit facility entered into in August 2010, offset by the excess tax benefit of stock-based awards exercised of $0.9 million.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $84.3 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the U.S. than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the U.S., foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $7.5 million and $7.2 million foreign cash and cash equivalents as of December 31, 2011 and 2012, respectively, which are generally denominated in the local currency where the funds are held.

 Contractual Obligations

As of December 31, 2012, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	121,132	121,132	-	-	-
Operating lease obligations	29,173	5,449	10,512	6,782	6,430
Revolving credit facility	65,000	-	65,000	-	-
Due to seller	10,797	10,797	-	-	-

Total	226,102	137,378	75,512	6,782	6,430

This table does not include contingent consideration obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2012, the maximum payments potentially due on these contingent consideration obligations is $101.2 million. See Note 3 “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements

In June 2011, the FASB amended its standard on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting standard requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new standard changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance. We adopted this standard in the first quarter of 2012 and have elected to present the components of comprehensive income in separate but continuous statements for the years ended December 31, 2010, 2011 and 2012.

In February 2012, the FASB issued ASU 2013-02 which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. We will include the required disclosures in the notes to the consolidated financial statements in the first quarter of 2013.

In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional two-step goodwill impairment test. The two-step impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Because the measurement of a potential impairment has not changed, the standard will not have an impact on our consolidated results of operations, financial position or cash flows. For the 2012 impairment test, we elected to perform the qualitative analysis over the North America reporting unit. The quantitative test was performed over the International reporting unit. No impairment charges were recognized in 2012. See Note 2 “Summary of Significant Accounting Policies” for further discussion of these impairment tests.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents.  The average duration of all of our investments as of December 31, 2012 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2012, we derived approximately 18.8% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on management’s assessment using those criteria, as of December 31, 2012, management believes that the Company’s internal controls over financial reporting are effective.

Ernst & Young, LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2010, 2011 and 2012 and the Company’s internal control over financial reporting as of December 31, 2012. Their reports are presented on the following pages.

InnerWorkings, Inc.

February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, Stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion thereon.

/s/

Ernst & Young LLP

Chicago, Illinois

February 28, 2013

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InnerWorkings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012, and our report dated February 28, 2013 expressed an unqualified opinion there on.

Ernst & Young LLP

Chicago, Illinois

February 28, 2013

InnerWorkings, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2010	2011	2012
Revenue	$482,212,101	$633,846,120	$797,698,870
Cost of goods sold	366,199,728	484,483,592	612,275,393
Gross profit	116,012,373	149,362,528	185,423,477
Operating expenses:
Selling, general and administrative expenses	91,796,566	115,624,276	143,632,284
Depreciation and amortization	9,008,514	10,171,758	10,790,452
Preference claim settlement charge	-	950,000	1,099,386
VAT settlement charges	-	-	1,485,088
Income from operations	15,207,293	22,616,494	28,416,267
Other income (expense):
Gain on sale of investment	3,578,431	3,948,082	1,196,196
Interest income	150,506	182,050	66,489
Interest expense	(1,928,210)	(2,251,010)	(2,438,234)
Other, net	(48,725)	-	94,411
Total other income (expense)	1,752,002	1,879,122	(1,081,138)
Income before taxes	16,959,295	24,495,616	27,335,129
Income tax expense	5,748,806	8,102,609	8,223,241
Net income	$11,210,489	$16,393,007	$19,111,888

Basic earnings per share	$0.25	$0.35	$0.39
Diluted earnings per share	$0.24	$0.34	$0.37

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2011	2012
Net income	$11,210,489	$16,393,007	$19,111,888
Other comprehensive loss, before tax
Foreign currency translation adjustments	(112,622)	(540,032)	608,813
Unrealized gains (losses) on marketable securities
Unrealized holding gains (losses) arising during the period	(86,466)	807,557	85,958
Less: Reclassification adjustments for gains included in net income	(3,578,431)	(3,909,678)	(1,196,196)
Unrealized losses on marketable securities, net	(3,664,897)	(3,102,121)	(1,110,238)
Other comprehensive loss, before tax	(3,777,519)	(3,642,153)	(501,425)
Income tax benefit related to components of other comprehensive loss	1,494,475	976,103	438,556
Other comprehensive loss, net of tax	(2,283,044)	(2,666,050)	(62,869)

Comprehensive income	$8,927,445	$13,726,957	$19,049,019

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,
	2011	2012
Assets
Current assets:
Cash and cash equivalents	$13,219,385	$17,218,899
Short-term investments	1,129,757	-
Accounts receivable, net of allowance for doubtful accounts of $3,293,241 and $1,553,926, respectively	124,946,621	149,246,568
Unbilled revenue	28,318,751	30,798,230
Inventories	14,201,606	17,406,863
Prepaid expenses	11,066,451	16,210,053
Deferred income taxes	1,729,349	1,513,414
Other current assets	13,875,918	21,051,907
Total current assets	208,487,838	253,445,934
Property and equipment, net	12,086,627	17,078,384
Intangibles and other assets:
Goodwill	205,282,587	214,086,880
Intangible assets, net of accumulated amortization of $13,503,735 and $18,195,508, respectively	26,565,315	36,396,865
Deferred income taxes	4,246,592	413,244
Other assets	984,227	822,275
	237,078,721	251,719,264
Total assets	$457,653,186	$522,243,582
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$102,290,443	$121,132,051
Current portion of contingent consideration	14,232,980	7,795,489
Due to seller	7,554,000	10,796,850
Other liabilities	6,979,516	8,111,051
Accrued expenses	17,324,598	17,558,675
Total current liabilities	148,381,537	165,394,116
Revolving credit facility	60,000,000	65,000,000
Deferred income taxes	-	5,000,740
Contingent consideration, net of current portion	67,769,862	63,869,281
Total liabilities	276,151,399	299,264,137
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 57,903,418 and 60,735,561 shares issued, 46,998,011 and 50,200,098 shares outstanding, respectively	4,700	5,020
Additional paid-in capital	179,688,593	198,118,990
Treasury stock at cost, 10,905,407 and 10,535,463 shares, respectively	(71,241,947)	(67,071,323)
Accumulated other comprehensive income	268,331	205,462
Retained earnings	72,782,110	91,721,296
Total stockholders' equity	181,501,787	222,979,445
Total liabilities and stockholders' equity	$457,653,186	$522,243,582

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
						Other
	Common Stock		Treasury Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2009	45,628,685	$4,564	11,177,313	$(74,307,200)	$170,326,783	$5,217,425	$45,808,444	$147,050,016

Net income							11,210,489	11,210,489
Other comprehensive income:
Foreign currency translation adjustment						(112,622)		(112,622)
Change in unrealized gain on marketable securities, net of tax						(2,170,422)		(2,170,422)
Total other comprehensive loss						(2,283,044)		(2,283,044)
Total comprehensive income								8,927,445
Issuance of common stock upon exercise of stock awards	463,606	46			195,515			195,561
Excess tax benefit derived from stock award exercises					862,458			862,458
Stock based compensation expense					3,148,619			3,148,619

Balance at December 31, 2010	46,092,291	4,610	11,177,313	(74,307,200)	174,533,375	2,934,381	57,018,933	160,184,099

Net income							16,393,007	16,393,007
Other comprehensive income:
Foreign currency translation adjustment						(540,032)		(540,032)
Change in unrealized gain on marketable securities, net of tax						(2,126,018)		(2,126,018)
Total other comprehensive loss						(2,666,050)		(2,666,050)
Total comprehensive income								13,726,957
Issuance of common stock upon exercise of stock awards	633,814	63			354,521			354,584
Issuance of treasury shares as consideration for acquisition	271,906	27	(271,906)	3,065,253	(200,028)		(629,830)	2,235,422
Excess tax benefit derived from stock award exercises					1,024,538			1,024,538
Stock based compensation expense					3,976,187			3,976,187

Balance at December 31, 2011	46,998,011	4,700	10,905,407	(71,241,947)	179,688,593	268,331	72,782,110	181,501,787

Net income							19,111,888	19,111,888
Other comprehensive income:
Foreign currency translation adjustment						608,813		608,813
Change in unrealized gain on marketable securities, net of tax						(671,682)		(671,682)
Total other comprehensive loss						(62,869)		(62,869)
Total comprehensive income								19,049,019
Issuance of common stock upon exercise of stock awards	2,832,143	283			5,445,020			5,445,303
Issuance of treasury shares as consideration for acquisition	369,944	37	(369,944)	4,170,624	145,768		(172,702)	4,143,727
Excess tax benefit derived from stock award exercises					6,646,739			6,646,739
Stock based compensation expense					6,192,870			6,192,870

Balance at December 31, 2012	50,200,098	$5,020	10,535,463	$(67,071,323)	$198,118,990	$205,462	$91,721,296	$222,979,445

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities
Net income	$11,210,489	$16,393,007	$19,111,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,008,514	10,171,758	10,790,452
Stock-based compensation expense	3,148,619	3,976,187	6,192,870
Deferred income taxes	801,406	1,228,443	1,090,502
Gain on sale of investment	(3,578,431)	(3,948,082)	(1,196,196)
Bad debt provision	2,901,216	2,414,710	1,681,942
Excess tax benefit from exercise of stock awards	(862,458)	(1,144,344)	(6,666,884)
Change in fair value of contingent consideration liability	(1,987,042)	(147,529)	(2,724,978)
Other operating activities	259,806	255,949	533,842
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(21,385,688)	(24,785,185)	(23,278,410)
Inventories	368,909	(3,326,116)	(2,134,490)
Prepaid expenses and other	5,360,326	(2,715,853)	(13,063,957)
Change in liabilities, net of acquisitons:
Accounts payable	1,079,820	25,432,811	13,582,947
Accrued expenses and other	2,027,038	4,024,780	6,616,912
Net cash provided by operating activities	8,352,524	27,830,536	10,536,440

Cash flows from investing activities
Purchases of property and equipment	(4,897,251)	(8,182,832)	(11,823,646)
Payments for acquisitions, net of cash acquired	(4,188,455)	(17,097,159)	(1,127,954)
Payments to seller for acquisitions closed prior to 2009	(12,511,168)	(12,247,533)	(3,000,000)
Proceeds from sale of marketable securities	3,595,427	3,952,172	1,213,501
Proceeds from sale of short-term investments	13,818,771	-	-
Proceeds from sale of property and equipment	-	-	31,566
Net cash used in investing activities	(4,182,676)	(33,575,352)	(14,706,533)

Cash flows from financing activities
Net borrowings (repayments) from revolving credit facility and short-term debt	(2,098,107)	12,600,000	5,000,000
Payments of contingent consideration	-	-	(8,303,112)
Principal payments on capital lease obligations	(106,693)	(31,217)	(7,270)
Proceeds from exercise of stock options	195,561	354,584	5,458,981
Excess tax benefit from exercise of stock awards	862,458	1,144,345	6,666,884
Payment of debt issuance costs	(633,600)	-	(356,700)
Net cash provided by (used in) financing activites	(1,780,381)	14,067,712	8,458,783

Effect of exchange rate changes on cash and cash equivalents	(34,101)	(362,783)	(289,176)
Increase in cash and cash equivalents	2,355,366	7,960,113	3,999,514
Cash and cash equivalents, beginning of period	2,903,906	5,259,272	13,219,385
Cash and cash equivalents, end of period	$5,259,272	$13,219,385	$17,218,899

Supplemental disclosure of cash flow information
Cash paid for interest	$1,668,404	$1,995,060	$2,229,525
Cash paid for income taxes	573,773	4,068,966	4,208,970

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution.

The Company is organized and managed as two business segments, North America and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 15 for further information about the Company’s reportable segments.

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

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts, (ii) the customer takes title and assumes the risks and rewards of ownership which occurs at shipment, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, the Company accounts for all of its revenue on a gross basis because (i) it is the primary obligor in the arrangement, (ii) it has general inventory risk before the customer order is placed and upon customer return, (iii) it has latitude in establishing price, (iv) it has discretion in supplier selection from its existing network, and (v) it has credit risk with customer payments. Accordingly, all revenue billed to customers which meets these criteria is classified as revenue and all corresponding supplier payments are classified as cost of goods sold.

The Company recognizes revenue for services provided to its customers which may be delivered in conjunction with the procurement of printed materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. The Company recognizes revenue for services provided on a stand-alone basis upon completion of the service. Service revenue has not been material to the Company’s overall revenue to date.

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

Internal Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal use software costs are depreciated over the expected economic life of three to five years using the straight-line method. Capitalized internal use software asset depreciation expense for the years ended December 31, 2010, 2011 and 2012 was $4,696,075, $5,091,669 and $4,347,115, respectively. At December 31, 2011 and 2012, the net book value of internal use software was $7,089,106, and $10,570,393, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment as of December 31 of each year. In September 2011, the Financial Accounting Standards Board (FASB) issued ASU 2011-08, “Testing Goodwill for Impairment.” ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

The Company defines its two reporting units as North America and International. The provisions of ASU 2011-08 were adopted in the fourth quarter of 2012. Based on the qualitative factors assessed, the Company concluded it is not more likely than not that the fair value of the North America reporting unit is less than its carrying amount primarily because (1) our overall financial performance has been positive in the face of mixed economic environments and (2) forecasts of operating income and cash flows generated by the North America reporting unit appear sufficient to support the book value of its net assets. However, due to economic factors internationally, it was determined that the quantitative test was necessary for the International reporting unit. No impairment was identified as a result of this test.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

2.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the goodwill balance for each operating segment as of December 31:

	North America	International	Total
Balance as of December 31, 2010	$86,648,358	$6,827,848	$93,476,206
Goodwill acquired related to 2011 acquisitions	16,831,883	80,034,819	96,866,702
Finalization of purchase accounting for prior year acquisitions	11,128,049	3,854,860	14,982,909
Foreign exchange impact	-	(43,230)	(43,230)
Balance as of December 31, 2011	114,608,290	90,674,297	205,282,587
Goodwill acquired related to 2012 acquisitions	3,268,341	10,181,937	13,450,278
Finalization of purchase accounting for prior year acquisitions	2,572,054	(9,264,209)	(6,692,155)
Foreign exchange impact	4,509	2,041,661	2,046,170
Balance as of December 31, 2012	$120,453,194	$93,633,686	$214,086,880

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

The following is a summary of the intangible assets as of December 31:

	2011	2012	Weighted Average Life
Customer lists	$35,485,590	$50,008,913	14.4 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years
	40,069,050	54,592,373
Less accumulated amortization	(13,503,735)	(18,195,508)
Intangible assets, net	$26,565,315	$36,396,865

Amortization expense related to these intangible assets was $3,140,059, $3,730,102 and $4,582,347 for the years ended December 31, 2010, 2011 and 2012, respectively.

The estimated amortization expense for the next five years is as follows:

2013	$4,174,535
2014	3,682,758
2015	3,483,072
2016	3,335,039
2017	3,288,679
Thereafter	18,432,782
$36,396,865

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2010, 2011 and 2012.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2010, 2011 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2012.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $266,661, $305,558 and $815,495 for each of the years ended December 31, 2010, 2011 and 2012, respectively.

Comprehensive Income

The components of accumulated comprehensive income included in the Consolidated Balance Sheets at December 31, 2011 and 2012 are as follows:

	Year ended December 31,
	2011	2012
Unrealized gain on marketable securities
Gross	$1,121,013	$2,198
Income tax expense	(447,993)	(860)
Net	673,020	1,338
Foreign currency translation adjustment	(404,689)	204,124
Total accumulated other comprehensive income	$268,331	$205,462

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected reported net income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Acquisitions

During 2012, the Company acquired 100% of the voting equity interests of six domestic and international companies with experienced sales executives, or groups of sales executives, with established books of business.  None of these acquisitions were individually material.

These acquisitions contributed revenue and net income which comprised approximately 2% and 1%, respectively, of the Company’s consolidated results for the year ended December 31, 2012. Pro forma results of these acquisitions are not disclosed as these acquisitions would not have a material impact on the Company's financial statements.

The following table summarizes the total consideration transferred to acquire these companies and the amount of identified assets acquired and liabilities assumed at the acquisition dates.

Cash	$1,335,775
Common stock	3,481,834
Contingent consideration	10,419,881
Total consideration transferred	$15,237,490

Cash and cash equivalents	$800,027
Accounts receivable	3,079,482
Inventories	921,623
Other assets	1,129,025
Customer list	2,601,580
Goodwill	13,450,278
Accounts payable	(4,155,575)
Other current liabilities	(2,120,291)
Deferred income taxes	(468,659)
Total identifiable net assets and goodwill	$15,237,490

Goodwill generally consists of expected synergies from combining operations of these companies with the Company’s existing operations. Acquisition-related costs were included in selling, general and administrative expenses and were immaterial. The goodwill related to these acquisitions which is expected to be deductible for tax purposes is immaterial.

Prior Year Acquisitions

During 2012, goodwill related to acquisitions made in prior years decreased by $6,692,155 due to changes in purchase price allocations. This amount includes adjustments made to the fair values of intangible assets acquired, contingent consideration and deferred income taxes related to the Company’s acquisition of Productions Graphics in the fourth quarter of 2011. The goodwill recorded in connection with this acquisition decreased by $12,502,644 due to changes in the allocation of consideration transferred, consisting of $12,102,220 allocated to a customer list intangible asset and a $4,487,340 decrease in the acquisition date fair value of the contingent consideration liability offset by $4,086,916 of deferred tax liabilities. The Company completed the purchase price allocation for Productions Graphics in the fourth quarter of 2012. This change in goodwill for prior year acquisitions also includes the recording of deferred tax liabilities related to intangible assets acquired which are not deductible for income tax purposes. Goodwill increased by $3,945,818 in 2012 to correct for previously unrecognized deferred tax liabilities which arose from prior year business combinations which were outside of the purchase price allocation measurement period. The Company assessed the materiality of these corrections and determined that they were not material to the consolidated financial statements and footnotes for any period.

Contingent Consideration

 In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. For acquisitions completed prior to January 1, 2009, contingent consideration payments are recorded as additional purchase price. The Company paid $3,000,000 related to these agreements during 2012. There are no remaining contingent payments due under these agreements as of December 31, 2012. For the acquisitions occurring subsequent to January 1, 2009, the Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $71,664,770 in contingent consideration at December 31, 2012 related to these arrangements of which $51,319,792, or about 72%, is related to the acquisition of Productions Graphics.  Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the years ended December 31, 2010, 2011 and 2012, the Company recorded income of $1,987,042, $147,529 and $2,724,978 for changes in the fair value of contingent consideration.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

3.	Acquisitions (Continued)

As of December 31, 2012, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2013	$7,019,328	$2,558,556	$9,577,884
2014	11,920,875	6,117,184	18,038,059
2015	14,950,700	9,639,093	24,589,793
2016	31,914,225	17,071,765	48,985,990
	$65,805,128	$35,386,598	$101,191,726

If the performance measures required by the purchase agreements are not achieved, the Company may pay a reduced amount of the contingent consideration or none at all, depending on the terms of the agreement. In the Company’s experience, the maximum payout is generally achieved. However, there may be certain acquisitions which fail to reach those objectives, and less than the maximum amounts as presented in the table above would be payable by the Company.

4.	Property and Equipment

Property and equipment at December 31, 2011 and 2012 consisted of the following:

	2011	2012
Computer equipment	$4,467,672	$5,427,019
Software, including internal use software	23,574,958	31,571,109
Furniture and fixtures	3,899,875	3,584,174
Leasehold improvements	1,684,817	1,848,177
	33,627,322	42,430,479
Less accumulated depreciation	(21,540,695)	(25,352,095)
	$12,086,627	$17,078,384

Depreciation expense was $5,868,455, $6,441,656 and $6,208,105, for the years ended December 31, 2010, 2011, and 2012, respectively.

5.	Revolving Credit Facility

On April 20, 2012, the Company entered into a first amendment (the “First Amendment”) to its Credit Agreement, dated as of August 2, 2010, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The First Amendment to the Credit Agreement: (i) increases the revolving commitment amount by $50 million, to $150 million in the aggregate, and provides the Company the right to increase the aggregate commitment amount by an additional $25 million, to $175 million; (ii) extends the maturity date of the revolving credit facility from August 2, 2014 to August 2, 2015; (iii) decreases the ranges of applicable rates charged for interest on outstanding loans and letters of credit by 0.35%, from 2.50%-1.50% to 2.15%-1.15% for letter of credit fees and loans based on the Eurodollar rate and from 1.50%-0.50% to 1.15%-0.15% for loans based on the base rate; and (iv) permits the Company to incur certain securitization transactions of up to $50 million in the aggregate, so long as certain tests are met, including a maximum Consolidated Leverage Ratio test (as defined in the First Amendment) and a minimum Consolidated EBITDA test (as defined in the First Amendment). In the event the Company elects to incur securitization transactions in the future pursuant to (iv) above, (a) a new mandatory prepayment test will be implemented that will trigger prepayments based on the sum of the total outstanding borrowings under the revolving credit facility and any such securitization transaction measured against certain of the Company’s account receivables and (b) the quarterly maximum Consolidated Leverage Ratio test will be adjusted from 3.00:1.00 to 2.75:1.00. The Company is in compliance with all debt covenants as of December 31, 2012. At December 31, 2012, the Company had $84.3 million of unused availability under the Credit Agreement.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

6.	Commitments and Contingencies

Lease Commitments

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2010, 2011 and 2012 was $6,646,213, $6,340,723 and $7,727,895, respectively.

Minimum annual rental payments are as follows:

Operating Leases
2013	$5,449,131
2014	5,428,869
2015	5,083,244
2016	3,966,166
2017	2,815,766
Thereafter	6,429,568
Total minimum lease payments	$29,172,744

Legal Contingencies

In November 2010, in connection with the Circuit City Stores, Inc. (“Circuit City”) bankruptcy proceedings, the Trustee of the Circuit City Liquidating Trust (the “Trust”) filed a lawsuit against the Company in United States Bankruptcy Court in the Eastern District of Virginia for the avoidance of payments as allegedly preferential transfers of $3.2 million paid to the Company during the 90 days preceding the filing of the bankruptcy petition of Circuit City on November 10, 2008. In January 2013, the Company and the Trust entered into a settlement agreement resolving this preference claim as well the Company’s administrative and general unsecured claims against the Trust for a net payment to the Trust of $900,000. The Company adjusted its loss reserve in the fourth quarter of 2012 to reflect the settlement.

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC upheld the assessment. Etrinsic appealed the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. This payment was included in other current assets as of December 31, 2012. The Company is in advanced settlement discussions with HMRC, and the Company currently anticipates reaching a final settlement of this matter in the amount of £925,000, inclusive of all VAT periods for the 2008 through 2012 calendar years. The Company accrued a loss reserve in the fourth quarter of 2012 reflecting the anticipated settlement. Following finalization of a settlement, the Company would receive a refund of amounts paid to HMRC in July 2012 less the settlement amount.

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In February 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $22 million to $56 million for the period from May 2009 through December 2011; e-Lynxx has not yet specified damages sought for 2012 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. A trial of this matter is currently scheduled in July 2013. The Company believes that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible cannot be estimated.

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. The Company disputes these allegations and intends to vigorously defend itself in the matter. Specifically, the Company contends that it lawfully terminated his employment for cause and, therefore, that he is not entitled to any relief and his claims should be dismissed.

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

The provision for income taxes consisted of the following components for the years ended December 31, 2010, 2011 and 2012:

	Year Ended December 31,
	2010	2011	2012
Current
Federal	$2,923,693	$4,726,045	$5,383,201
State	1,094,581	532,841	705,655
Foreign	964,367	1,615,280	1,043,883
Total current	4,982,641	6,874,166	7,132,739
Deferred
Federal	813,015	741,346	1,494,274
State	(65,583)	459,475	206,125
Foreign	18,733	27,622	(609,897)
Total deferred	766,165	1,228,443	1,090,502
Income tax expense	$5,748,806	$8,102,609	$8,223,241

The provision for income taxes for the years ended December 31, 2010, 2011 and 2012 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2010	2011	2012
Tax expense at U.S. federal income tax rate	$5,935,753	$8,573,462	$9,567,295
State income taxes, net of federal income tax effect	721,475	832,253	750,077
Effect of non-US operations	(394,087)	(852,297)	(1,617,820)
Research and development credit	(173,080)	(200,568)	-
199 Domestic production activities deduction	(202,313)	(109,171)	(141,376)
Nondeductible (benefit) and other	(138,942)	(141,070)	(334,935)
Income tax expense	$5,748,806	$8,102,609	$8,223,241

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes (Continued)

At December 31, 2011 and 2012, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2011	2012
Current deferred tax assets:
Reserves and allowances	$2,186,586	$1,481,809
Other	15,880	104,216
Total current deferred tax assets	2,202,466	1,586,025
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	7,868,683	6,981,503
Stock options	3,190,289	3,429,601
Net operating loss carryforward	536,166	778,540
Tax credit carryforwards	91,091	107,111
Other	24,175	22,385
Total noncurrent deferred tax assets	11,710,404	11,319,140
Total deferred tax assets	13,912,870	12,905,165

Total current deferred tax liability:
Prepaid and other expenses	(25,124)	(71,751)
Unrealized gain on available for sale securities	(447,993)	(860)
Total current deferred tax liability	(473,117)	(72,611)
Noncurrent deferred tax liabilities:
Property and equipment	(2,744,889)	(2,152,584)
Intangible assets	(4,663,108)	(13,702,355)
Other	(55,815)	(51,697)
Total noncurrent deferred tax liabilities	(7,463,812)	(15,906,636)
Total deferred tax liabilities	(7,936,929)	(15,979,247)
Net deferred tax asset (liability)	$5,975,941	$(3,074,082)

Net current deferred tax asset	$1,729,349	$1,513,414
Net noncurrent deferred tax asset (liability)	4,246,592	(4,587,496)
Net deferred tax asset (liability)	$5,975,941	$(3,074,082)

In connection with the purchase of CoreVision, Inc. in September 2006, the Company acquired $880,518 in net operating loss carryforwards that will expire in 2026. At December 31, 2012, $636,438 of losses remain outstanding for future use. In connection with the purchase of Marketing-Out-of-the-Box in July 2008, the Company acquired $1,644,746 in net operating loss carryforwards that will expire in 2024. At December 31, 2012, $895,466 of losses remain outstanding for future use. In connection with the purchase of CPRO Service Ltd. In January 2011, the Company acquired $777,436 in net operating loss carryforwards in Chile that will never expire. At December 31, 2012, $732,870 of losses remain outstanding for future use in this country. No valuation allowance on the Company's net operating loss carryforwards is considered necessary as the amounts are more likely than not to be realized.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation, the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2012, the Company has $5,440,760 in tax deductions related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

7.	Income Taxes (Continued)

The Company's intention is to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with ASC 740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $5,806,543 and $10,126,199 at December 31, 2011 and 2012, respectively.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

The Company's income before taxes on foreign operations was $3,473,074, $6,365,592 and $6,369,944 for the years ended December 31, 2010, 2011 and 2012, respectively.

8.	Valuation of Equity Investments

As discussed in Note 9, Fair Value Measurement, the Company applies ASC 820, Fair Value Measurement and Disclosure (ASC 820), to its financial assets and liabilities. At December 31, 2011 and 2012, the Company’s financial assets primarily relate to their available-for-sale securities and are included in short-term investments.

The Company has classified its investment in Echo Global Logistics ("Echo") as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities. The investment is stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends have been determined using the specific identification method and included in other income. At December 31, 2011, the Company held 69,954 shares of Echo, which have a cost basis of $8,744, and were carried at fair value of $1,129,757. The unrealized gains of $1,121,013 were included in other comprehensive income, net of tax of $447,993, as of December 31, 2011. At December 31, 2012, the amount of Echo shares remaining was immaterial.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2012.  The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate.  Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $1.6 million.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2011 and 2012, respectively:

At December 31, 2011	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$1,664,916	$1,664,916	$-	$-
Available for sale securities(2)	1,129,757	1,129,757	-	-
Total assets	$2,794,673	$2,794,673	$-	$-
Liabilities:
Contingent consideration	$(82,002,842)	$-	$-	$(82,002,842)

At December 31, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,045	$667,045	$-	$-
Available for sale securities(2)	-	-	-	-
Total assets	$667,045	$667,045	$-	$-
Liabilities:
Contingent consideration	$(71,664,770)	$-	$-	$(71,664,770)

(1)	Included in cash and cash equivalents on the balance sheet.
(2)	Included in short-term investments on the balance sheet.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2010	$(4,857,441)
Contingent consideration from 2011 acquisitions	(84,161,292)
Contingent consideration payments on acquisitions since January 1, 2009	2,314,362
Reclassified to Due to seller	4,554,000
Change in fair value (1)	147,529
Balance as of December 31, 2011	(82,002,842)
Contingent consideration from 2012 acquisitions	(10,419,881)
Purchase accounting adjustments from 2011 acquisitions (2)	4,487,340
Contingent consideration payments on acquisitions since January 1, 2009	4,343,545
Reclassified to Due to seller	10,796,850
Change in fair value (1)	2,724,978
Foreign exchange impact (3)	(1,594,760)
Balance as of December 31, 2012	$(71,664,770)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within selling, general and administrative expenses on the consolidated statements of income.

(2)	During 2012, the Company finalized the purchase accounting related to its acquisition of Productions Graphics in the fourth quarter of 2011. This resulted in a decrease to the acquisition date fair value of the contingent consideration liability and an increase to goodwill. See Note 3 for further discussion of these purchase accounting adjustments.

(3)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

10.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2010, 2011 and 2012, respectively, 1,785,077, 1,576,582 and 1,099,604 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2010, 2011, and 2012, is as follows:

	Years Ended December 31,
	2010	2011	2012
Numerator:
Net income	$11,210,489	$16,393,007	$19,111,888

Denominator:
Denominator for basic earnings per share—weighted-average shares	45,703,699	46,428,443	48,811,218
Effect of dilutive securities:
Employee stock options and restricted common shares	1,878,638	2,214,790	2,411,260
Contingently issuable shares	-	183,725	187,341

Denominator for dilutive earnings per share	47,582,337	48,826,958	51,409,819

Basic earnings per share	$0.25	$0.35	$0.39
Diluted earnings per share	$0.24	$0.34	$0.37

11. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2012 resulting in an increase in the maximum number of shares of common stock that may be issued under the plan by 900,000, from 4,750,000 to 5,650,000.

The Company recorded $3,148,619, $3,976,187 and $6,192,870 in compensation expense related to stock-based compensation, for the years ended December 31, 2010, 2011 and 2012, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rate was 8% at December 31, 2012. In 2012 the fourth quarter of the Company recorded $2,047,405 of additional stock-based compensation expense for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

Stock Options

A summary of stock option activity is as follows:

	Outstanding Options	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,444,474	$4.11	$15,893,388
Granted	381,623	5.63	-
Exercised	(391,115)	0.50	2,366,246
Forfeited	(91,345)	11.72	-

Outstanding at December 31, 2010	5,343,637	4.33	16,638,131
Granted	917,552	8.05	-
Exercised	(298,770)	1.18	2,301,618
Forfeited	(11,938)	10.23	-

Outstanding at December 31, 2011	5,950,481	5.07	28,048,306
Granted	538,933	12.15	-
Exercised	(2,474,713)	2.23	23,936,039
Forfeited	(93,519)	7.35	-

Outstanding at December 31, 2012	3,921,182	$7.80	$23,767,012

Options vested at December 31, 2012	2,485,206	$7.07	$17,072,077

The options issued during 2010 have exercise prices ranging from $5.39 to $6.50, vest ratably from four to five years and have a weighted-average grant-date fair value of $2.93. The options issued during 2011 have exercise prices ranging from $6.36 to $8.66, vest ratably from one to five years and have a weighted-average grant-date fair value of $4.10. The options issued during 2012 have exercise prices ranging from $11.97 to $14.39, vest ratably from four to five years and have a weighted-average grant-date fair value of $5.99.

Vested options totaled 3,872,433, 4,133,373 and 2,458,206 shares as of December 31, 2010, 2011 and 2012, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2010, 2011 and 2012, respectively. These amounts change based on the fair market value of the Company’s stock which was $6.55, $9.31 and $13.78 on the last business day of the years ended December 31, 2010, 2011 and 2012, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $1,531,266, $1,944,585 and $2,972,954 in compensation expense related to stock options. The following assumptions were utilized in the valuation for options granted in 2010, 2011 and 2012:

	2010	2011	2012
Dividend yield	—%	—%	—%
Risk-free interest rate	1.85%-3.25%	1.33%-2.90%	1.03%-1.67%
Expected life	7 years	7 years	6-7 years
Volatility	47.5%	47.5%	38.0%-47.5%

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company believes that its historical experience provides the best estimate of future expected life. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term.

There was $2,713,589, $3,509,215 and $3,900,241 of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2010, 2011 and 2012, respectively. This cost was expected to be recognized over a weighted average period of 2.36, 2.82 and 3.07 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2012:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted-Average Life	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.65 - $4.92	1,035,350	3.30	$3.35	1,024,114	$3.34
$5.19 - $7.86	1,146,689	6.82	6.25	668,489	6.10
$8.07 - $11.97	764,543	8.24	9.22	225,276	9.30
$12.10 - $16.41	974,600	6.92	13.23	567,327	13.96

	3,921,182	6.19	$7.80	2,485,206	$7.07

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense for the year ended December 31, 2010, 2011 and 2012 was $1,617,353, $2,031,602 and $3,219,916, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

11. Stock-Based Compensation Plans (Continued)

The Company granted 569,181, 490,074 and 306,296 of restricted common shares to employees during the years ended December 31, 2010, 2011 and 2012, respectively. A summary of restricted share activity is as follows:

	Outstanding Restricted Common Shares	Weighed-Average Grant-Date Fair Value
Nonvested Restricted Common Shares at December 31, 2009	226,091	$11.56
Granted	569,181	5.48
Vested and transferred to unrestricted common stock	(72,491)	12.17
Forfeited	(32,404)	6.43

Nonvested Restricted Common Shares at December 31, 2010	690,377	6.72
Granted	490,074	8.09
Vested and transferred to unrestricted common stock	(368,879)	6.93
Forfeited	(27,756)	5.71

Nonvested Restricted Common Shares at December 31, 2011	783,816	7.52
Granted	306,296	11.92
Vested and transferred to unrestricted common stock	(362,116)	8.86
Forfeited	(35,864)	7.02

Nonvested Restricted Common Shares at December 31, 2012	692,132	$8.95

There was $2,698,393, $3,297,495 and $3,612,885 of total unrecognized compensation costs related to the restricted common shares as of December 31, 2010, 2011 and 2012, respectively. This cost was expected to be recognized over a weighted average period of 1.83, 2.85 and 2.80 years, as of December 31, 2010, 2011 and 2012, respectively.

12.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan.  For the year ended December 31, 2010, the Company did not make any contributions to the plan. For the years ended December 31, 2011 and 2012, total costs incurred from the Company’s contributions to the 401(k) plan were $749,544 and $464,566, respectively.

13.	New Accounting Pronouncements

In June 2011, the FASB amended its standard on the presentation of comprehensive income in financial statements to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items that are recorded in other comprehensive income. The new accounting standard requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The provisions of this new standard are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. While the new standard changes the presentation of comprehensive income, there are no changes to components that are recognized in net income or other comprehensive income under current accounting guidance. The Company adopted this standard in the first quarter of 2012 and has elected to present the components of comprehensive income in separate but continuous statements for the years ended December 31, 2010, 2011 and 2012.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

13.	New Accounting Pronouncements (Continued)

In February 2012, the FASB issued ASU 2013-02 which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. The Company will include the required disclosures in the notes to the consolidated financial statements in the first quarter of 2013.

In September 2011, the FASB amended its standards related to goodwill impairment testing with the objective being to simplify the annual goodwill impairment process by allowing entities to use qualitative factors first before performing the traditional quantitative goodwill impairment test. The quantitative impairment test is now only required if an entity determines through this qualitative analysis that it is more likely than not that the fair value of the reporting unit is less than its carrying value. Because the measurement of a potential impairment has not changed, the standard will not have an impact on the Company’s consolidated results of operations, financial position or cash flows. For the 2012 impairment test, the Company elected to perform the qualitative analysis over the North America reporting unit. The quantitative test was performed over the International reporting unit. No impairment charges were recognized in 2012. See Note 2 “Summary of Significant Accounting Policies” for further discussion of these impairment tests.

14.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired 2,000,000 shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm, for $125,000. Echo is a related party to the Company as certain stockholders and former members of the Company’s Board of Directors have a direct and/or indirect ownership interest in Echo.

On September 25, 2009, Echo completed a one-for-two reverse stock split of all outstanding shares of its capital stock and immediately following, recapitalized all outstanding shares into newly issued shares of common stock on approximately a one-for-one basis. Echo recapitalized its outstanding capital stock in connection with its initial public offering.

The Company sold 271,913, 285,911 and 69,831 of its shares of Echo common stock for $3,595,426, $3,945,392 and $1,213,501 and recorded a gain on sale of investment of $3,578,431, $3,909,678 and $1,196,196 for the years ended December 31, 2010, 2011 and 2012, respectively. The gain on sale of investment is included in other income.

Agreements and Services with Related Parties

In the ordinary course, the Company also provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2010, 2011 and 2012 were approximately $60,000, $83,000 and $102,482, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $5,700,000, $8,651,993 and $10,831,788 for the years ended December 31, 2010, 2011 and 2012, respectively. The net amounts payable to Echo at December 31, 2011 and 2012 were $122,355 and $1,445,473, respectively.

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

In August 2009, the Company entered into an agreement with Groupon, Inc. (“Groupon”) pursuant to which Groupon sub-leases a portion of the Company’s office space in Chicago, and pays $18,000 per month of the Company’s lease payment and overhead expenses related to the space. Two former members of the Company’s Board of Directors are also directors of Groupon. In addition, these members have a direct and/or indirect ownership interest in Groupon. Groupon paid the Company $54,000 under this agreement for the three months ended March 31, 2010.  The agreement was terminated on March 31, 2010.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

14.	Related Party Transactions (Continued)

During the second quarter of 2010, the Company entered into an agreement with Groupon related to corporate procurement cards. The agreement allows Groupon to obtain corporate procurement cards under the Company’s existing credit arrangement. Under the agreement, the Company billed Groupon $64,000, $88,000 and $32,000 during the years ended December 31, 2010, 2011 and 2012. This agreement was terminated on March 31, 2012.

During 2011 and 2012, the Company provided promotional product procurement services to Groupon. The total amount billed for such services during the years ended December 31, 2011 and 2012 was approximately $2,461,188 and $905,489, respectively. The net amount receivable from Groupon for these services was $61,186 and $107,360 at December 31, 2011 and 2012, respectively.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., who was appointed to the Company’s Board of Directors in August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the years ended December 31, 2011 and 2012 was $495,364 and $558,586, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Co. billed the Company $354,032 and $408,939 for the years ended December 31, 2011 and 2012, respectively. The net amount payable to Arthur J. Gallagher & Co. as of December 31, 2012 is $6,768.

15.	Business Segments

The Company is organized into two segments based on geographic regions, North America and International. These operating segments are consistent with the basis that the chief operating decision maker is reviewing financial information to make operating decisions and assess performance. “Other” consists of inter segment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through “Other.”

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA. The accounting policies of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill, and other intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment of the corporate headquarters.

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	International	Other	Total
Fiscal 2012:
Net revenue from third parties	$649,052	$148,647	$-	$797,699
Net revenue from other segments	68	1,652	(1,720)	-
Total net revenues	649,120	150,299	(1,720)	797,699
Adjusted EBITDA (1)	61,728	7,069	(23,538)	45,259
Total assets	349,738	162,801	12,705	522,244
Fiscal 2011:
Net revenue from third parties	540,716	93,130	-	633,846
Net revenue from other segments	11	413	(424)	-
Total net revenues	540,727	93,543	(424)	633,846
Adjusted EBITDA (1)	48,198	6,576	(17,208)	37,566
Total assets	320,940	126,308	10,405	457,653
Fiscal 2010:
Net revenue from third parties	444,620	37,592	-	482,212
Net revenue from other segments	9	143	(151)	-
Total net revenues	444,628	37,735	(151)	482,212
Adjusted EBITDA (1)	37,644	3,620	(15,887)	25,377
Total assets	244,560	22,316	13,049	279,925

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help investors better understand trends in our business results over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

  InnerWorkings, Inc.

Notes to Consolidated Financial Statements (Continued)

15.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated income before income taxes (in thousands):

	Year Ended December 31,
	2010	2011	2012

Adjusted EBITDA	$25,377	$37,566	$45,259
Depreciation and amortization	(9,008)	(10,171)	(10,790)
Stock-based compensation	(3,149)	(3,976)	(6,193)
Preference claim settlement charge	-	(950)	(1,099)
VAT settlement charge	-	-	(1,485)
Change in fair value of contingent consideration	1,987	148	2,724
Total other income (expense)	1,752	1,879	(1,081)

Income before income taxes	$16,959	$24,496	$27,335

The Company had long-lived assets, consisting of net property and equipment, in the United States of $9,480,398, $10,346,711 and $13,881,580 at December 31, 2010, 2011 and 2012, respectively.  Long-lived assets in foreign countries were $406,606, $1,739,916 and $3,196,804 at December 31, 2010, 2011 and 2012, respectively.

16.	Quarterly Financial Data (Unaudited)

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(2)	Quarter
	(In thousands, except per share data)
Net sales	$188,546	$201,397	$199,769	$207,987
Gross profit	41,393	47,846	46,881	49,303
Net income	3,688	4,474	4,976	5,974
Net income per share:
Basic	$0.08	$0.09	$0.10	$0.12
Diluted	$0.07	$0.09	$0.10	$0.12

(1)	The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning April 2012.
(2)	The Company made acquisitions during the third quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning August 2012.

	Year Ended December 31, 2011
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)
	(In thousands, except per share data)
Net sales	$145,181	$155,612	$157,819	$175,234
Gross profit	33,328	36,342	37,093	42,600
Net income	2,790	3,700	4,138	5,765
Net income per share:
Basic	$0.06	$0.08	$0.09	$0.12
Diluted	$0.06	$0.08	$0.09	$0.12

(1)	The Company made acquisitions during the first quarter of 2011 which were not material individually or in the aggregate. Financial results from these acquisitions are included in the Consolidated Financial Statements beginning January 2011.
(2)	The Company made acquisitions during the second quarter of 2011 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning April 2011.
(3)	The Company made acquisitions during the third quarter of 2011 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning July 2011.
(4)	The Company acquired Productions Graphics on October 24, 2011 as well as another company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning October 2011.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Other	Balance at End of Period
Fiscal year ended December 31, 2012
Allowance for doubtful accounts	$3,293,241	$1,681,942	$(3,421,257)	$-	$1,553,926
Fiscal year ended December 31, 2011
Allowance for doubtful accounts	$3,610,977	$2,414,710	$(2,732,446)	$-	$3,293,241
Fiscal year ended December 31, 2010
Allowance for doubtful accounts	$4,634,848	$2,901,216	$(3,925,087)	$-	$3,610,977

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles.  Based on its evaluation, management concluded that our internal controls over financial reporting was effective as of December 31, 2012.  As required under this Item 9A, the management's report titled "Management's Assessment of Control over Financial Reporting" is set forth in "Item 8 - Consolidated Financial Statements and Supplementary Data" and is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarterly period ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012.

We have adopted a code of ethics, which is posted in the Investor Relations section of our website at http://www.inwk.com . We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. In addition, our board of directors has adopted corporate governance guidelines, which are also posted in the Investor Relations section of our website at http://www.inwk.com.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders(1)	3,921,182	$7.80	798,810	(2)
Equity compensation plans not approved by security holders(3)	—	—	—

Total	3,921,182	$7.80	798,810

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2013 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2012.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2013 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2012.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) (1)  Financial Statements:     Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule:     Reference is made to the Index to Financial Statements and Schedule II - Valuation and Qualifying Accounts in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

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

Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York, and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov .

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

Signature	Title	Date
	President, Chief Executive Officer and Director	February 28, 2013
/ S / ERIC D. BELCHER	(principal executive officer)
Eric D. Belcher

	Chief Financial Officer (principal financial and	February 28, 2013
/ S / JOSEPH M. BUSKY	accounting officer)
Joseph M. Busky

/ S / JACK M. GREENBERG	Chairman of the Board	February 28, 2013
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	February 28, 2013
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	February 28, 2013
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	February 28, 2013
Julie M. Howard

/ S / DAVID FISHER	Director	February 28, 2013
David Fisher

/ S / PATRICK GALLAGHER	Director	February 28, 2013
Patrick Gallagher

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 21, 2012.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

Exhibit No.	Description
10.8	Amended and Restated Employment Agreement entered into as of November 14, 2008 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

10.10	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto. (7)

10.11

First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party hereto. (8)

10.12	Separation and Independent Contractor Agreement, dated as of January 19, 2011, by and between InnerWorkings, Inc. and Jonathan Shean.(9)†

10.13	Employment Agreement entered into as of September 6, 2011 by and between InnerWorkings, Inc. and John Eisel.(10)†

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (1) Consolidated Statements of Income for the years ended December 31, 2010, 2011 and 2012, (2) Consolidated Statements of Comprehensive Income for the years ended December 31, 2010, 2011 and 2012 (3) Consolidated Balance Sheet at December 31, 2011 and 2012, (4) Consolidated Statements of Stockholders’ Equity at December 31, 2010, 2011 and 2012, (5) Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2011 and 2012, and (6) Notes to Condensed Consolidated Financial Statements.

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to 2011 Proxy Statement on Schedule 14A filed on April 29, 2011.
(5)	Incorporated by reference to Current Report on Form 8-K filed on November 18, 2008.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Annual Report on Form 10-K filed on March 2, 2011.
(10)	Incorporated by reference to Current Report on Form 8-K filed on September 23, 2011.
†	Management contract or compensatory plan or arrangement of the Company.

