Form 10-Q
period 2013-03-31
INNERWORKINGS INC
filed 2013-05-10
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52170

INNERWORKINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	20-5997364
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

600 West Chicago Avenue, Suite 850

Chicago, Illinois 60654

Phone: (312) 642-3700

(Address, Zip Code and telephone number, including area code, of principal executive offices)

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

As of May 6, 2013, the Registrant had 50,683,368 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three months Ended March 31,
	2012	2013
Revenue	$188,546,402	$204,316,125
Cost of goods sold	147,153,019	158,323,630
Gross profit	41,393,383	45,992,495
Operating expenses:
Selling, general and administrative expenses	33,083,264	41,735,789
Depreciation and amortization	2,444,096	2,465,667
Income from operations	5,866,023	1,791,039
Other income (expense):
Gain on sale of investment	247,697	-
Interest income	51,741	7,334
Interest expense	(698,094)	(485,107)
Other, net	138,268	(446,163)
Total other expense	(260,388)	(923,936)
Income before income taxes	5,605,635	867,103
Income tax expense (benefit)	1,917,947	(28,027)
Net income	$3,687,688	$895,130

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.07	$0.02

Comprehensive income (loss)	$4,089,394	$(956,066)

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2012	2013
Assets		(unaudited)
Current assets:
Cash and cash equivalents	$17,218,899	$10,609,171
Accounts receivable, net of allowance for doubtful accounts of $1,553,926 and $1,522,948, respectively	149,246,568	150,492,103
Unbilled revenue	30,798,230	30,191,086
Inventories	17,406,863	15,310,762
Prepaid expenses	16,210,053	19,880,172
Deferred income taxes	1,513,414	1,541,351
Other current assets	21,051,907	20,914,995
Total current assets	253,445,934	248,939,640
Property and equipment, net	17,078,384	18,327,091
Intangibles and other assets:
Goodwill	214,086,880	251,315,684
Intangible assets, net of accumulated amortization of $18,195,508 and $18,945,197, respectively	36,396,865	38,186,926
Deferred income taxes	413,244	-
Other assets	822,275	1,417,979
	251,719,264	290,920,589
Total assets	$522,243,582	$558,187,320
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$121,132,051	$126,701,960
Current portion of contingent consideration	7,795,489	26,678,442
Due to seller	10,796,850	943,424
Other liabilities	8,111,051	7,616,000
Accrued expenses	17,558,675	13,985,283
Total current liabilities	165,394,116	175,925,109
Revolving credit facility	65,000,000	70,500,000
Deferred income taxes	5,000,740	6,317,317
Contingent consideration, net of current portion	63,869,281	77,879,680
Total liabilities	299,264,137	330,622,106
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 60,735,561 and 60,971,436 shares issued, 50,200,098 and 50,623,049 shares outstanding, respectively	6,074	6,097
Additional paid-in capital	198,117,936	201,550,716
Treasury stock at cost, 10,535,463 and 10,348,387 shares, respectively	(67,071,323)	(64,962,291)
Accumulated other comprehensive income (loss)	205,462	(1,645,734)
Retained earnings	91,721,296	92,616,426
Total stockholders' equity	222,979,445	227,565,214
Total liabilities and stockholders' equity	$522,243,582	$558,187,320

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities
Net income	$3,687,688	$895,130
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,444,096	2,465,667
Stock-based compensation expense	1,047,645	973,193
Deferred income taxes	902,380	585,098
Gain on sale of investment	(247,697)	-
Excess tax benefit from exercise of stock awards	(4,163,793)	(951,066)
Change in fair value of contingent consideration liability	200,141	608,832
Other operating activities	175,701	69,473
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(22,809,398)	378,286
Inventories	2,119,878	1,964,851
Prepaid expenses and other	(10,271,793)	(3,142,790)
Change in liabilities, net of acquisitons:
Accounts payable	16,003,529	4,843,377
Accrued expenses and other	3,438,985	(4,137,671)
Net cash provided by (used in) operating activities	(7,472,638)	4,552,380

Cash flows from investing activities
Purchases of property and equipment	(1,862,648)	(2,886,245)
Payments for acquisitions, net of cash acquired	(1,587,576)	(6,261,942)
Proceeds from sale of marketable securities	249,540	-
Other investing activities	11,567	-
Net cash used in investing activities	(3,189,117)	(9,148,187)

Cash flows from financing activities
Net borrowings from revolving credit facility	11,400,000	5,500,000
Payments of contingent consideration	(3,228,375)	(9,115,840)
Proceeds from exercise of stock options	555,355	846,541
Excess tax benefit from exercise of stock awards	4,163,793	951,066
Other financing activities	(4,349)	(36,642)
Net cash provided by (used in) financing activites	12,886,424	(1,854,875)

Effect of exchange rate changes on cash and cash equivalents	221,918	(159,046)
Increase (decrease) in cash and cash equivalents	2,446,587	(6,609,728)
Cash and cash equivalents, beginning of period	13,219,385	17,218,899
Cash and cash equivalents, end of period	$15,665,972	$10,609,171

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year of 2013. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2013.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized gains and losses on foreign currency transactions were $0.1 million of gains and $0.4 million of losses during the three months ended March 31, 2012 and 2013, respectively. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $0.2 million during the three months ended March 31, 2013.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company has elected to test for goodwill impairment as of December 31 of each year. ASU 2011-08, “Testing Goodwill for Impairment,” permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

The Company defines its two reporting units as North America and International. The provisions of ASU 2011-08 were adopted in the fourth quarter of 2012. Based on the qualitative factors assessed, the Company concluded it was not more likely than not that the fair value of the North America reporting unit was less than its carrying amount primarily because (1) the Company’s overall financial performance has been positive in the face of mixed economic environments and (2) forecasts of operating income and cash flows generated by the North America reporting unit appear sufficient to support the book value of its net assets. However, due to economic factors internationally, it was determined that the quantitative test was necessary for the International reporting unit. No impairment was identified as a result of this test as of December 31, 2012.

The following is a summary of the goodwill balance for each operating segment as of March 31, 2013:

	North America	International	Total
Balance as of December 31, 2012	120,453,194	93,633,686	214,086,880
Goodwill acquired related to 2013 acquisitions	39,357,528	-	39,357,528
Finalization of purchase accounting for prior year acquisitions	20,914	218,819	239,733
Foreign exchange impact	(15,118)	(2,353,339)	(2,368,457)
Balance as of March 31, 2013	$159,816,518	$91,499,166	$251,315,684

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

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

The following is a summary of the intangible assets:

	December 31, 2012	March 31, 2013	Weighted Average Life
Customer lists	$50,008,913	$52,548,663	14.4 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	38,456	10.0 years
	54,592,373	57,132,123
Less accumulated amortization	(18,195,508)	(18,945,197)
Intangible assets, net	$36,396,865	$38,186,926

Amortization expense related to these intangible assets was $889,248 and $872,742 for the three month periods ended March 31, 2012 and 2013, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2013	$3,263,498
2014	3,856,071
2015	3,656,385
2016	3,508,352
2017	3,361,042
Thereafter	20,541,578
$38,186,926

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

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

During the three month periods ended March 31, 2012 and 2013, the Company granted 131,660 and 207,601 options, respectively. In addition, during the three month periods ended March 31, 2012 and 2013, the Company granted 66,593 and 150,100 restricted common shares, respectively. During the three month periods ended March 31, 2012 and 2013, 1,057,199 and 235,875 options were exercised and restricted common shares vested, respectively. The Company recorded $1,047,645 and $973,193 in compensation expense for the three month periods ended March 31, 2012 and 2013, respectively.

2.	Acquisitions

During March 2013, the Company acquired 100% of the stock of DB Studios, Inc. (“DB Studios”), a California-based distributor of permanent POP displays and retail fixtures, whose clients include major retail and consumer package goods brands. The acquisition provides the Company with creative, design, engineering and prototyping capabilities, which are critical in the permanent display world.

DB Studios contributed revenues and gross profit which represent 1% and 2%, respectively, of the Company’s consolidated results for the three months ended March 31, 2013. Pro forma results of this acquisition are not disclosed as they would not have a material impact on the Company’s financial statements.

The following table summarizes the total consideration paid to acquire this company and the amount of identified assets acquired and liabilities assumed at the acquisition date. At March 31, 2013, the purchase price allocation is preliminary and subject to change as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Specifically, the Company is finalizing the determination of the fair values of the intangible assets acquired and the contingent consideration liability. Changes to these fair values will also impact the amount of goodwill recorded in connection with this acquisition. These valuations will be completed within one year of the acquisition date.

Cash	$6,211,224
Contingent consideration	35,999,651
Total consideration transferred	$42,210,875

Cash and cash equivalents	$9,282
Accounts receivable	2,006,148
Inventory	62,433
Other assets	1,282,088
Customer list	3,176,075
Goodwill	39,357,528
Accounts payable	(1,373,025)
Other current liabilities	(1,064,696)
Deferred income taxes	(1,244,958)
Total identifiable net assets and goodwill	$42,210,875

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions (Continued)

Goodwill generally consists of expected synergies from combining operations of DB Studios with the Company’s existing operations. Acquisition related costs were included in selling, general and administrative expenses and were immaterial. The goodwill is not expected to be deductible for tax purposes.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. For the acquisitions occurring subsequent to January 1, 2009, the Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price.  The Company has recorded $104.6 million in contingent consideration at March 31, 2013 related to these arrangements.  Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations.

As of March 31, 2013, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2013	$6,318,507	$928,805	$7,247,312
2014	11,739,330	14,694,261	26,433,591
2015	14,559,680	18,059,793	32,619,473
2016	30,950,640	25,320,680	56,271,320
2017	-	18,750,000	18,750,000
	$63,568,157	$77,753,539	$141,321,696

3.	Income Taxes

The company’s effective income tax rate was 34.2% and (3.2)% in the three months ended March 31, 2012 and 2013, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The decrease in the effective tax rate was primarily due to the 2012 R&D tax credit which was recognized in the first quarter of 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. The company’s effective income tax rate for the three months ended March 31, 2013 reflected the 2012 R&D tax credit of $0.3 million.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three months ended March 31, 2012 and 2013, 769,691 and 583,272 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2012 and 2013 are as follows:

	Three Months Ended March 31,
	2012	2013
Numerator:
Net Income	$3,687,688	$895,130

Denominator:
Denominator for basic earnings per share—weighted-average shares	47,193,327	50,338,994
Effect of dilutive securities:
Employee stock options and restricted common shares	2,820,242	1,667,807

Denominator for dilutive earnings per share	50,013,569	52,006,801

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.07	$0.02

5.	Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2013:

	Foreign currency	Unrealized holding gains on available-for-sale securities	Total
Balance as of December 31, 2012	$204,124	$1,338	$205,462
Other comprehensive income (loss) before reclassifications	(1,849,858)	-	(1,849,858)
Amounts reclassified from accumulated other comprehensive income	-	(1,338)	(1,338)
Net current-period other comprehensive income (loss)	(1,849,858)	(1,338)	(1,851,196)
Balance as of March 31, 2013	$(1,645,734)	$-	$(1,645,734)

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

As previously disclosed, in February 2005 the Company acquired shares of common stock of Echo Global Logistics, Inc. (“Echo”), a technology enabled transportation and logistics business process outsourcing firm. A beneficial owner of the Company has a direct ownership interest in Echo. Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock. During the three months ended March 31, 2012, the Company sold 14,743 of its shares of Echo’s common stock for $249,540 and recorded a gain on sale of investment of $247,697. During the three months ended March 31, 2013, the Company sold the remaining 123 shares of Echo’s common stock, and the proceeds and realized gain were immaterial. The Company classified its shares of Echo’s common stock as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities. The investment was stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends have been determined using the specific identification method and included in other income. At March 31, 2013, the Company no longer owned any shares of Echo’s common stock.

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services during the three months ended March 31, 2012 and 2013 was approximately $27,141 and $33,525, respectively.  In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company $2,155,686 and $3,169,000 for the three months ended March 31, 2012 and 2013, respectively. The net amount payable to Echo at March 31, 2013 was $1,401,442.

A beneficial owner of the Company has direct ownership interest in Groupon, Inc. (“Groupon”). The Company also provides promotional product procurement services to Groupon. The total amount billed for such services during the three months ended March 31, 2012 and 2013 was $183,065 and $7,000, respectively. The net amount receivable from Groupon was $7,739 at March 31, 2013.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., who was appointed to the Company’s Board of Directors in August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2012 and 2013 was $139,073 and $90,326, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $52,400 and $98,308 for the three months ended March 31, 2012 and 2013, respectively. The net amount receivable from Arthur J. Gallagher & Co. at March 31, 2013 was $83,413.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2012 and March 31, 2013. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $2.9 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2012 and March 31, 2013, respectively:

At March 31, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$667,113	$667,113	$-	$-
Liabilities:
Contingent consideration	$(104,558,122)	$-	$-	$(104,558,122)

At December 31, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds (1)	$667,045	$667,045	$-	$-
Liabilities:
Contingent consideration	$(71,664,770)	$-	$-	$(71,664,770)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2012	$(71,664,770)
Contingent consideration from 2013 acquisitions	(35,999,651)
Contingent consideration payments	985,037
Reclassified to Due to seller	943,424
Change in fair value (1)	(608,832)
Foreign exchange impact (2)	1,786,670
Balance as of March 31, 2013	$(104,558,122)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within selling, general and administrative expenses on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

8.	Commitments and Contingencies

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

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted the Company’s United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC upheld the assessment. Etrinsic appealed the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, the Company paid £2,316,008 to the HMRC on July 6, 2012. This payment was included in other current assets as of March 31, 2013. The Company is in advanced settlement discussions with HMRC, and the Company currently anticipates reaching a final settlement of this matter in the amount of £925,000, inclusive of all VAT periods for the 2008 through 2012 calendar years. The Company accrued a loss reserve in 2012 reflecting the anticipated settlement. Following finalization of a settlement, the Company would receive a refund of amounts paid to HMRC in July 2012 less the settlement amount.

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In February 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $22 million to $56 million for the period from May 2009 through December 2011; e-Lynxx has not yet specified damages sought for 2012 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. A trial of this matter is currently scheduled in November 2013. The Company believes that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible cannot be estimated.

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. The Company disputes these allegations and intends to vigorously defend itself in the matter. Specifically, the Company contends that it lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Recently Issued Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02 which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. The Company has adopted ASU 2013-02 in the current quarter and included the required disclosures in Note 5.

10.	Business Segments

The Company is organized and managed as two business segments, North America and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. “Other” consists of shared service activities and unallocated corporate expenses.

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations with the addition of depreciation and amortization and stock-based compensation expense, less any change in the fair value of contingent consideration liabilities. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable operating segments and Other for the three month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended March 31, 2013:
Net revenue from third parties	$164,370	$39,946	$-	$204,316
Net revenue from other segments	18	267	(285)	-
Total net revenues	164,388	40,213	(285)	204,316
Adjusted EBITDA (1)	12,783	188	(7,132)	5,839
Three Months Ended March 31, 2012:
Net revenue from third parties	$158,015	$30,531	$-	$188,546
Net revenue from other segments	52	399	(451)	-
Total net revenues	158,067	30,930	(451)	188,546
Adjusted EBITDA (1)	14,751	292	(5,485)	9,558

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended March 31,
	2012	2013

Adjusted EBITDA	$9,558	$5,839
Depreciation and amortization	(2,444)	(2,466)
Stock-based compensation	(1,048)	(973)
Change in fair value of contingent consideration	(200)	(609)
Total other expense	(260)	(924)

Income before income taxes	$5,606	$867

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. As of March 31, 2013, we had approximately 1,400 employees and independent contractors in more than 30 countries. We organize our operations into two segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada, and the International segment includes operations in the United Kingdom, continental Europe, the Middle East, Latin America and Asia. In the three months ended March 31, 2013, we generated global revenue from third parties of $164.4 million in the North America segment and $39.9 million in the International segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $188.5 million and $204.3 million during the three months ended March 31, 2012 and 2013, respectively. Total revenue increased 8.4% from the prior year of which 7% was from organic growth. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. During the three months ended March 31, 2013, enterprise clients accounted for 79% of our revenue, while middle market clients accounted for 21% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended March 31, 2012 and 2013 was $41.4 million and $46.0 million, or 22.0% and 22.5% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 17.5% and 20.4% for the three months ended March 31, 2012 and 2013, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $8.7 million as of March 31, 2013 from $8.3 million as of December 31, 2012.

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

Comparison of three months ended March 31, 2012 and 2013

Revenue

Our revenue from third parties by segment for each of the years presented was as follows:

	Three Months Ended March 31,
	2012	% of Total	2013	% of Total
	(dollars in thousands)
North America	$158,015	83.8%	$164,370	80.4%
International	30,531	16.2	39,946	19.6

Revenue	$188,546	100.0%	$204,316	100.0%

North America

North America revenue increased by $6.4 million, or 4.0%, from $158.0 million during the three months ended March 31, 2012 to $164.4 million during the three months ended March 31, 2013. This increase in revenue is driven primarily by organic new enterprise and middle market account growth.

International

International revenue increased by $9.4 million, or 30.8%, from $30.5 million during the three months ended March 31, 2012 to $39.9 million during the three months ended March 31, 2013. This increase is primarily due to revenues contributed from prior year acquisitions, as well as organic growth in Latin America, which includes expansion in to Brazil.

Cost of goods sold

Our cost of goods sold increased by $11.2 million, or 7.6%, from $147.2 million during the three months ended March 31, 2012 to $158.3 million during the three months ended March 31, 2013. The increase is a result of the revenue growth during the three months ended March 31, 2013. Our cost of goods sold as a percentage of revenue was 78.0% and 77.5% during the three months ended March 31, 2012 and 2013, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.0% and 22.5% during the three months ended March 31, 2012 and 2013, respectively. This increase is primarily due to improved gross margin in Latin America driven by process improvements.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $8.7 million, or 26.2%, from $33.1 million during the three months ended March 31, 2012 to $41.7 million during the three months ended March 31, 2013. As a percentage of revenue, selling, general and administrative expenses increased from 17.5% for the three months ended March 31, 2012 to 20.4% for the three months ended March 31, 2013. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts. The increase in selling, general and administrative expenses as a percent of revenue is due to actual revenues being less than expected.

Depreciation and amortization

Depreciation and amortization expense increased by $0.1 million, or 0.9%, from $2.4 million during the three months ended March 31, 2012 and to $2.5 million during the three months ended March 31, 2013.

Income from operations

Income from operations decreased by $4.1 million, or 69.5%, from $5.9 million during the three months ended March 31, 2012 to $1.8 million during the three months ended March 31, 2013. As a percentage of revenue, income from operations was 3.1% and 0.9% during the three months ended March 31, 2012 and 2013, respectively. This decrease is primarily attributable to the increase in selling, general and administrative expenses discussed above.

Other expense

Other expense increased by $0.7 million from $0.3 million for the three months ended March 31, 2012 to $0.9 million during the three months ended March 31, 2013. The decrease is primarily attributable to a decrease in the gain on sale of shares of Echo of $0.2 million and an increase in foreign currency losses of $0.6 million, offset by a decrease in interest expense of $0.2 million.

Income tax expense

Income tax expense decreased by $1.9 million, or 101.5%, from $1.9 million during the three months ended March 31, 2012 to a tax benefit of less than $0.1 million during the three months ended March 31, 2013. Our effective tax rate was 34.2% and (3.2)% for the three month periods ended March 31, 2012 and 2013, respectively.

The decrease in the effective tax rate was primarily due to the 2012 R&D tax credit which was recognized in the first quarter of 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. Our effective tax rate for the three months ended March 31, 2013 reflected the 2012 R&D tax credit of $0.3 million. Excluding the impact of this discrete event, the effective tax rate for the three months ended March 31, 2013 was 32.4% which decreased from the prior year due to international expansion into countries with lower statutory tax rates, as well as the 2013 R&D tax credit.

Net income

Net income decreased by $2.8 million, or 75.7%, from $3.7 million during the three months ended March 31, 2012 to $0.9 million during the three months ended March 31, 2013. Net income as a percentage of revenue was 2.0% and 0.4% during the three months ended March 31, 2012 and 2013, respectively. This decrease is primarily attributable to the increase in selling, general and administrative expenses discussed above.

Liquidity and Capital Resources

At March 31, 2013, we had $10.6 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2013 was $4.6 million and consisted of net income of $0.9 million and $3.8 million of non-cash items, offset by $0.1 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts payable of $4.8 million and an increase in inventories of $2.0 million, offset by a decrease in accrued expenses and other liabilities of $4.1 million and an increase in prepaid expenses and other assets of $3.1 million.

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

Investing Activities. Cash used in investing activities in the three months ended March 31, 2013 of $9.1 million was attributable to capital expenditures of $2.9 million and payments for current year acquisitions, net of cash acquired, of $6.3 million.

Cash used in investing activities in the three months ended March 31, 2012 of $3.2 million was attributable to payments made in connection with acquisitions of $1.6 million and capital expenditures of $1.9 million, offset by proceeds from the sale of Echo shares and other investments of $0.3 million.

Financing Activities.   Cash used in financing activities in the three months ended March 31, 2013 of $1.9 million was primarily attributable to payments of contingent consideration of $9.1 million, offset by net borrowings under the revolving credit facility of $5.5 million, proceeds from the exercise of stock options of $0.8 million and excess tax benefits over compensation cost on exercised stock awards of $1.0 million.

Cash provided by financing activities in the three months ended March 31, 2012 of $12.9 million was primarily attributable to the $11.4 million of borrowings under the revolving credit facility and $4.2 million of excess tax benefits over compensation cost on exercised stock awards offset by $3.2 million of payments of contingent consideration.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $78.8 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $7.2 million and $6.0 million of foreign cash and cash equivalents as of December 31, 2012 and March 31, 2013, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2013, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02 which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. We have adopted ASU 2013-02 in the current quarter and included the required disclosures in Note 5 in the Notes to Condensed Consolidated Financial Statements.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2013 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2013, we derived approximately 19.6% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Currency restrictions enacted in Venezuela require us to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $0.2 million during the three months ended March 31, 2013. As of March 31, 2013, our subsidiary in Venezuela had net assets of $0.3 million denominated in the Venezuelan Bolivar. In the first quarter of 2013, net revenues in Venezuela represented less than 1% of our consolidated revenues.

Item 4.            Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

 No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2013 that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic has voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC has stated that it disagrees with Etrinsic’s position and in March 2012, HMRC issued Etrinsic a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC upheld the assessment. Etrinsic appealed the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, we paid £2,316,008 to the HMRC on July 6, 2012. This payment was included in other current assets as of March 31, 2013. We are in advanced settlement discussions with HMRC, and we currently anticipate reaching a final settlement of this matter in the amount of £925,000, inclusive of all VAT periods for the 2008 through 2012 calendar years. We accrued a loss reserve in 2012 reflecting the anticipated settlement. Following finalization of a settlement, we would receive a refund of amounts paid to HMRC in July 2012 less the settlement amount.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to us, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In February 2013, e-Lynxx asserted that the monetary damages it seeks from us are in the range of $22 million to $56 million for the period from May 2009 through December 2011; e-Lynxx has not yet specified damages sought for 2012 and future periods. We dispute the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, we contend that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, we contend that e-Lynxx is not entitled to the excessive monetary relief it seeks. A trial of this matter is currently scheduled in November 2013. We believe that an unfavorable outcome is reasonably possible but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible cannot be estimated.

In October 2012, a former sales employee filed an arbitration claim against us arising from our termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend ourselves in the matter. Specifically, we contend that we lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 10, 2013	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: May 10, 2013	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.yeaS.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the three months ended March 31, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

