Form 10-Q
period 2013-09-30
INNERWORKINGS INC
filed 2013-11-12
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

As of November 5, 2013, the Registrant had 51,266,400 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	$199,768,676	$232,629,788	$589,712,549	$647,821,539
Cost of goods sold	152,887,337	179,511,134	453,591,764	500,533,788
Gross profit	46,881,339	53,118,654	136,120,785	147,287,751
Operating expenses:
Selling, general and administrative expenses	36,253,631	45,832,645	106,514,313	130,866,672
Depreciation and amortization	2,696,255	3,880,431	8,077,332	8,994,494
Change in fair value of contingent consideration	330,791	(46,793,951)	797,476	(47,834,508)
Goodwill impairment charge	-	37,908,000	-	37,908,000
Restructuring and other charges	-	4,321,862	-	4,321,862
Income from operations	7,600,662	7,969,667	20,731,664	13,031,231
Other income (expense):
Gain on sale of investment	346,836	-	842,408	-
Interest income	10,667	14,887	64,587	22,776
Interest expense	(633,085)	(820,081)	(1,950,803)	(1,820,013)
Other, net	108,667	77,147	122,606	(343,506)
Total other expense	(166,915)	(728,047)	(921,202)	(2,140,743)
Income before income taxes	7,433,747	7,241,620	19,810,462	10,890,488
Income tax expense (benefit)	2,457,403	(50,301)	6,672,030	800,092

Net income	$4,976,344	$7,291,921	$13,138,432	$10,090,396

Basic earnings per share	$0.10	$0.14	$0.27	$0.20
Diluted earnings per share	$0.10	$0.14	$0.26	$0.19

Comprehensive income	$5,397,109	$10,663,894	$12,979,705	$11,412,903

See accompanying notes.

InnerWorkings, Inc. and subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2012	2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,218,899	$19,224,801
Accounts receivable, net of allowance for doubtful accounts of $1,553,926 and $1,782,518, respectively	149,246,568	167,059,275
Unbilled revenue	30,798,230	28,920,833
Inventories	17,406,863	29,423,436
Prepaid expenses	16,210,053	10,689,569
Deferred income taxes	1,513,414	3,059,701
Other current assets	21,051,907	23,746,449
Total current assets	253,445,934	282,124,064
Property and equipment, net	17,078,384	20,763,736
Intangibles and other assets:
Goodwill	214,086,880	252,154,181
Intangible assets, net of accumulated amortization of $18,195,508 and $22,224,503, respectively	36,396,865	57,100,375
Deferred income taxes	413,244	-
Other assets	822,275	1,035,867
	251,719,264	310,290,423
Total assets	$522,243,582	$613,178,223
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$121,132,051	$143,507,594
Current portion of contingent consideration	7,795,489	24,876,636
Due to seller	10,796,850	1,194,520
Accrued expenses	17,558,675	13,859,774
Other liabilities	8,111,051	14,683,802
Total current liabilities	165,394,116	198,122,326
Revolving credit facility	65,000,000	91,500,000
Deferred income taxes	5,000,740	17,188,867
Contingent consideration, net of current portion	63,869,281	64,212,585
Total liabilities	299,264,137	371,023,778
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 60,735,561 and 61,363,632 shares issued, 50,200,098 and 51,250,323 shares outstanding, respectively	6,074	6,136
Additional paid-in capital	198,117,936	201,158,609
Treasury stock at cost, 10,535,463 and 10,113,309 shares, respectively	(67,071,323)	(62,312,100)
Accumulated other comprehensive income	205,462	1,527,969
Retained earnings	91,721,296	101,773,831
Total stockholders' equity	222,979,445	242,154,445
Total liabilities and stockholders' equity	$522,243,582	$613,178,223

See accompanying notes.

InnerWorkings, Inc. and subsidiaries
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities
Net income	$13,138,432	$10,090,396
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,077,332	8,994,494
Stock-based compensation expense	3,171,073	3,036,188
Deferred income taxes	1,908,788	4,026,444
Gain on sale of investment	(842,408)	-
Excess tax benefit from exercise of stock awards	(8,352,190)	1,768,277
Change in fair value of contingent consideration liability	797,476	(47,834,508)
Goodwill impairment charge	-	37,908,000
Reduction of prepaid commissions	-	3,939,974
Other operating activities	856,098	736,222
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(29,915,383)	(1,017,812)
Inventories	869,220	(8,276,976)
Prepaid expenses and other	(26,189,881)	955,618
Change in liabilities, net of acquisitons:
Accounts payable	18,615,109	7,947,457
Accrued expenses and other	4,765,850	(7,414,905)
Net cash (used in) provided by operating activities	(13,100,484)	14,858,869

Cash flows from investing activities
Purchases of property and equipment	(7,462,169)	(8,690,905)
Payments for acquisitions, net of cash acquired	(946,060)	(19,795,603)
Payments to seller for acquisitions completed prior to 2009	(3,000,000)	-
Proceeds from sale of marketable securities	603,053	-
Other investing activities	11,567	-
Net cash used in investing activities	(10,793,609)	(28,486,508)

Cash flows from financing activities
Net borrowings from revolving credit facility	14,000,000	26,500,000
Payments of contingent consideration	(6,140,344)	(10,884,392)
Proceeds from exercise of stock options	3,958,789	1,939,274
Excess tax benefit from exercise of stock awards	8,352,190	(1,768,277)
Other financing activities	(7,270)	(274,052)
Net cash provided by financing activites	20,163,365	15,512,553

Effect of exchange rate changes on cash and cash equivalents	(332,194)	120,988
(Decrease) increase in cash and cash equivalents	(4,062,922)	2,005,902
Cash and cash equivalents, beginning of period	13,219,385	17,218,899
Cash and cash equivalents, end of period	$9,156,463	$19,224,801

See accompanying notes.

InnerWorkings, Inc. and subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Three and Nine Months Ended September 30, 2013

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year of 2013. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2012 included in the Company’s Annual Report on Form 10-K filed with the SEC on February 28, 2013.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. The net realized (losses) gains on foreign currency transactions were $(0.1) million and $0.1 million during the three months ended September 30, 2012 and 2013, respectively, and $0.1 million and $(0.3) million during the nine months ended September 30, 2012 and 2013, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of December 31 of each year. The provisions of ASU 2011-08, “Testing Goodwill for Impairment,” were adopted in the fourth quarter of 2012. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

As of the annual impairment test performed as of December 31, 2012, the Company defined its two reporting units as North America and International. Based on the qualitative factors assessed, the Company concluded it was not more likely than not that the fair value of the North America reporting unit was less than its carrying amount primarily because (1) the Company’s overall financial performance has been positive in the face of mixed economic environments and (2) forecasts of operating income and cash flows generated by the North America reporting unit appear sufficient to support the book value of its net assets. However, due to economic factors internationally, it was determined that the quantitative test was necessary for the International reporting unit. No impairment was identified as a result of this test as of December 31, 2012.

In the third quarter of 2013, the Company recorded a non-cash, goodwill impairment charge of $37.9 million. For additional information related to the goodwill impairment, see Note 3.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

The following is a summary of the goodwill balance for each operating segment as of September 30, 2013:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2012	$120,453,194	$9,656,417	$83,977,269	$214,086,880
Goodwill acquired related to 2013 acquisitions	49,913,257	-	23,578,414	73,491,671
Finalization of purchase accounting for prior year acquisitions	176,886	218,819	(40,940)	354,765
Impairment charge	-	-	(37,908,000)	(37,908,000)
Foreign exchange impact	(28,589)	-	2,157,454	2,128,865
Net goodwill as of September 30, 2013	$170,514,748	$9,875,236	$71,764,197	$252,154,181

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and nine years, respectively.

The following is a summary of the intangible assets:

	December 31, 2012	September 30, 2013	Weighted Average Life
Customer lists	$50,008,913	$74,722,978	14.7 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	38,456	56,896	9.0 years
	54,592,373	79,324,878
Less accumulated amortization	(18,195,508)	(22,224,503)
Intangible assets, net	$36,396,865	$57,100,375

 Amortization expense related to these intangible assets was $1.1 million and $2.2 million during the three month periods ended September 30, 2012 and 2013, respectively, and $3.3 million and $4.0 million during the nine month periods ended September 30, 2012 and 2013, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2013	$2,304,326
2014	5,843,736
2015	5,243,546
2016	5,026,472
2017	4,761,401
Thereafter	33,920,894
$57,100,375

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

 During the nine month periods ended September 30, 2012 and 2013, the Company granted 537,226 and 222,679 options, respectively. In addition, during the nine month periods ended September 30, 2012 and 2013, the Company granted 297,253 and 400,962 restricted common shares, respectively. During the nine month periods ended September 30, 2012 and 2013, 2,561,725 and 659,148 options were exercised and restricted common shares vested, respectively. The Company recorded stock-based compensation expense of $0.7 million and $1.0 million for the three months ended September 30, 2012 and 2013, respectively, and $3.2 million and $3.0 million for the nine months ended September 30, 2012 and 2013, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions

On July 25, 2013, the Company purchased all of the outstanding shares of capital stock or other equity interests of the U.S. and international businesses of EYELEVEL, a leading global provider of permanent retail displays and store fixtures. EYELEVEL operates from their European headquarters in Prague, Czech Republic and their U.S. base in Portland, Oregon, with additional operations in Australia, Brazil, China, Russia, and the United Kingdom.

EYELEVEL contributed revenue and gross profit which represent approximately 7% and 9%, respectively, of the Company’s consolidated results for the three months ended September 30, 2013. The following unaudited pro forma summary presents consolidated financial information of the Company as if the business combination had occurred on January 1, 2012.

	Year Ended December 31, 2012	Nine Months Ended September 30, 2013
Revenue	$839,048,404	$674,184,058
Gross profit	195,130,468	156,194,244
Net income	22,983,192	13,538,435

Additionally, during July 2013, the Company acquired 100% of the voting equity interests of another international company. This acquisition was individually immaterial. The acquisition contributed revenue and gross profit which represent approximately 2% and 3%, respectively, of the Company’s consolidated results for the three months ended September 30, 2013. Pro forma results of this acquisition are not disclosed as they would not have, individually or in the aggregate, a material impact on the Company’s financial statements.

The following table summarizes the total consideration paid for acquisitions occurring during the three months ended September 30, 2013 and the amount of identified assets acquired and liabilities assumed at the acquisition date. At September 30, 2013, the purchase price allocations are preliminary and subject to change as more detailed analyses are completed and additional information about the fair value of assets and liabilities becomes available. Specifically, the Company is finalizing the determination of the fair values of the intangible assets acquired and the contingent consideration liabilities. Changes to these fair values will also impact the amount of goodwill recorded in connection with the acquisitions.

	EYELEVEL	Other	Total
Cash	$13,505,356	$-	$13,505,356
Common stock	-	2,488,842	2,488,842
Contingent consideration	21,700,000	4,341,509	26,041,509
Total consideration transferred	$35,205,356	$6,830,351	$42,035,707

Cash and cash equivalents	$4,817,536	$447,129	$5,264,665
Accounts receivable	6,624,904	3,587,337	10,212,241
Inventory	2,512,014	1,045,564	3,557,578
Other assets	1,693,387	110,614	1,804,001
Customer list	19,300,000	-	19,300,000
Goodwill	17,962,992	6,436,382	24,399,374
Accounts payable	(7,470,390)	(3,291,426)	(10,761,816)
Other current liabilities	(4,931,094)	(1,505,249)	(6,436,343)
Deferred income taxes	(5,303,993)	-	(5,303,993)
Total identifiable net assets and goodwill	$35,205,356	$6,830,351	$42,035,707

Goodwill for these acquisitions generally consists of expected synergies from combining operations of these acquisitions with the Company’s existing operations. Acquisition related costs were included in selling, general and administrative expenses and were immaterial. None of the goodwill is expected to be deductible for tax purposes.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions (Continued)

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. For the acquisitions occurring subsequent to January 1, 2009, the Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $89.1 million in contingent consideration at September 30, 2013 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations.

For the three months ended September 30, 2013, the Company’s fair value adjustment to the contingent consideration liability includes a $44.5 million adjustment to reduce the liability relating to the Productions Graphics acquisition in 2011. Declining financial performance in recent periods resulted in revised forecasts for the acquired business and a decreased likelihood that the remaining performance targets which extend through December 31, 2015 will be reached. As of September 30, 2013, the fair value of the potential remaining €55.0 million contingent consideration payments was decreased to €5.9 million. See Note 10 for more information on Productions Graphics.

As of September 30, 2013, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2013	$160,000	$-	$160,000
2014	5,808,050	56,830,938	62,638,988
2015	13,249,600	21,751,635	35,001,235
2016	32,650,800	30,502,550	63,153,350
2017	-	21,942,800	21,942,800
	$51,868,450	$131,027,923	$182,896,373

3.	Goodwill Impairment Charge

As discussed in Note 1, goodwill is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of December 31 of each year. Effective as of the third quarter of 2013, the Company changed its reportable operating segments to North America, Latin America and EMEA. See Note 12 for further information on this change. Concurrent with the operating segment change, the Company now defines its reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.9 million non-cash, goodwill impairment charge which was recognized in the third quarter of 2013. No tax benefit is recognized on the goodwill impairment. After the recognition of the impairment charge, the remaining goodwill in the EMEA reporting unit is $71.8 million. This charge had no impact on the Company’s cash flows or compliance with debt covenants.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions that management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Restructuring Activities and Other Charges

During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of terminating 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or local employment laws.

The following table summarizes the restructuring charges by reportable segment. The accrued amounts remaining as of September 30, 2013 represent those cash expenditures necessary to satisfy remaining obligations. The majority of the cash payments to satisfy the accrued costs are expected to be paid in the next year.

	North America	EMEA	Total
Employee terminations and other benefits	$2,745,373	$260,407	$3,005,780
Cash payments	(121,482)	-	(121,482)
Write-off of prepaid commissions balance (1)	(2,623,891)	-	(2,623,891)
Accrued restructuring costs as of September 30, 2013	$-	$260,407	$260,407

(1)
Prepaid commission balances represent cash paid to our account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes Small and Medium Business (“SMB”) account executives, the Company included these balances as part of the severance paid to these individuals.

The Company’s SMB division was one of the principal groups affected by the restructuring actions noted above.  In addition to these restructuring charges, the Company changed its compensation structure during the third quarter so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $1.3 million for these employees.

5.	Income Taxes

The Company’s effective income tax rate was 33.1% and (0.7%) in the three months ended September 30, 2012 and 2013, respectively, and 33.7% and 7.3% in the nine months ended September 30, 2012 and 2013, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates for the three and nine months ended September 30, 2013 were affected by the fair value changes to contingent consideration and the goodwill impairment charge disclosed in Note 3. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the three and nine months ended September 30, 2013, $44.2 million and $44.4 million, respectively, was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. Additionally, as discussed in Note 3, there was no tax benefit on the $37.9 million goodwill impairment charge; therefore, this charge increased the effective tax rate for these periods.

The effective tax rate for the nine months ended September 30, 2013 was also reduced by recognition of the 2012 research and development (“R&D”) tax credit in the first quarter of 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. The company’s effective income tax rate for the nine months ended September 30, 2013 reflected the 2012 R&D tax credit of $0.3 million.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Income Taxes (Continued)

Excluding the impact of the items described above, the effective tax rate for the three and nine months ended September 30, 2013 was (5.5%) and 25.3%, respectively, compared to 33.1% and 33.7% for the three and nine months ended September 30, 2012, respectively. The decrease in these rates is due to international expansion into countries with lower statutory tax rates, the 2013 R&D tax credit and lower income before taxes which results in permanent differences between book and tax having a more significant impact on the effective tax rate. The rate for the three months ended September 30, 2013 is also reduced because of revised forecasts for the year ended December 31, 2013 which resulted in a reduction to expected income tax expense for the annual period compared to the estimates from prior quarters.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation, the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2012, the Company estimated $5.4 million in tax deductions related to these stock option exercises which had not been recorded but were available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized. Upon completion of the Company’s federal income tax return in the third quarter of 2013, the actual excess tax deductions for the year ended December 31, 2012 were $10.3 million. The difference of $4.9 million, which was primarily related to changes in the Company’s estimates of tax deductions for fixed assets and internally developed software, resulted in a decrease to additional paid in capital and a decrease to deferred tax assets of $1.9 million.

6.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. Shares which would have an antidilutive effect on diluted earnings per share are excluded from the calculation. There were 1,097,897 and 1,310,586 antidilutive shares excluded for the three month periods ended September 30, 2012 and 2013, respectively, and 1,147,897 and 1,260,586 antidilutive shares excluded for the nine month periods ended September 30 2012 and 2013, respectively. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2012 and 2013 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Numerator:
Net Income	$4,976,344	$7,291,921	$13,138,432	$10,090,396

Denominator:
Denominator for basic earnings per share—weighted-average shares	49,406,180	51,157,933	48,408,532	50,743,576
Effect of dilutive securities:
Employee stock options and restricted common shares	1,838,729	1,059,133	2,630,041	1,378,977

Denominator for dilutive earnings per share	51,244,909	52,217,066	51,038,573	52,122,553

Basic earnings per share	$0.10	$0.14	$0.27	$0.20
Diluted earnings per share	$0.10	$0.14	$0.26	$0.19

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Accumulated Other Comprehensive Income

The table below presents changes in the components of accumulated other comprehensive income “AOCI” for the three and nine months ended September 30, 2012 and 2013:”

	Three Months Ended
	2012			2013
	Foreign currency	Unrealized holding gains on available- for-sale securities	Total	Foreign currency	Unrealized holding gains on available- for-sale securities	Total
Balance, beginning of period	$471,503	$(782,663)	$(311,160)	$(1,844,004)	$-	$(1,844,004)
Other comprehensive income before reclassifications	682,183	(50,542)	631,641	3,371,973	-	3,371,973
Amounts reclassified from AOCI	-	(210,876)	(210,876)	-	-	-
Net current-period other comprehensive income	682,183	(261,418)	420,765	3,371,973	-	3,371,973
Balance, end of period	$1,153,686	$(1,044,081)	$109,605	$1,527,969	$-	$1,527,969

	Nine Months Ended
	2012			2013
	Foreign currency	Unrealized holding gains on available- for-sale securities	Total	Foreign currency	Unrealized holding gains on available- for-sale securities	Total
Balance, beginning of period	$(404,689)	$673,020	$268,331	$204,124	$1,338	$205,462
Other comprehensive income before reclassifications	304,209	49,248	353,457	1,323,845	-	1,323,845
Amounts reclassified from AOCI	-	(512,184)	(512,184)	-	(1,338)	(1,338)
Net current-period other comprehensive income	304,209	(462,936)	(158,727)	1,323,845	(1,338)	1,322,507
Balance, end of period	$(100,480)	$210,084	$109,604	$1,527,969	$-	$1,527,969

8.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

As previously disclosed, in February 2005 the Company acquired shares of common stock of Echo Global Logistics, Inc. (“Echo”), a technology enabled transportation and logistics business process outsourcing firm. Two former members of our Board of Directors, Eric P. Lefkofsky and Peter J. Barris, were also directors of Echo during 2012. In addition, Jack M. Greenberg and Eric D. Belcher have a direct and/or an indirect ownership interest in Echo. Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock. The Company sold 20,433 and 48,831 of shares of Echo’s common stock for $349,391 and $848,512, respectively, and recorded a gain on sale of investment of $346,836 and $842,408 during the three and nine months ended September 30, 2012, respectively. During the first quarter of 2013, the Company sold the remaining 123 shares of Echo’s common stock, and the proceeds and realized gain were immaterial. The Company classified its shares of Echo’s common stock as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities. The investment was stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends have been determined using the specific identification method and included in other income. At September 30, 2013, the Company no longer owned any shares of Echo’s common stock.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8.	Related Party Transactions (Continued)

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services was $17,501 and $144,086 during the three months ended September 30, 2012 and 2013, respectively, and $69,686 and $198,278 during the nine months ended September 30, 2012 and 2013, respectively.  In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company $1,922,579 and $4,257,132 during the three months ended September 30, 2012 and 2013, respectively, and $7,022,561 and $9,770,293 during the nine months ended September 30, 2012 and 2013, respectively. The net amount payable to Echo at September 30, 2013 was $1,356,316.

 The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors since August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services was $120,537 and $169,280 during the three months ended September 30, 2012 and 2013, respectively, and $382,756 and $450,213 during the nine months ended September 30, 2012 and 2013, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $231,294 and $114,341 during the three months ended September 30, 2012 and 2013, respectively, and $283,694 and $391,887 during the nine months ended September 30, 2012 and 2013, respectively. The net amount receivable from Arthur J. Gallagher & Co. at September 30, 2013 was $16,973.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2012 and September 30, 2013. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $2.4 million.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Fair Value Measurement (Continued)

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2012 and September 30, 2013, respectively:

At September 30, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,219	$667,219	$-	$-
Liabilities:
Contingent consideration	$(89,089,221)	$-	$-	$(89,089,221)

At December 31, 2012	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,045	$667,045	$-	$-
Liabilities:
Contingent consideration	$(71,664,770)	$-	$-	$(71,664,770)

(1)	Included in cash and cash equivalents on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2012	$(71,664,770)
Contingent consideration from 2013 acquisitions	(68,965,673)
Contingent consideration payments paid in cash	860,821
Contingent consideration payments paid in common stock	614,216
Reclassified to Due to seller	1,628,552
Change in fair value (1)	47,834,508
Foreign exchange impact (2)	603,125
Balance as of September 30, 2013	$(89,089,221)

(1)
Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are included in income from continuing operations on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Commitments and Contingencies

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

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the Court granted the Company’s motion for summary judgment, finding that the Company did not infringe the patents-in-suit. e-Lynxx filed a motion for reconsideration, which is currently pending; therefore, the time for filing an appeal of this judgment has not yet expired. The Company believes that an unfavorable outcome is reasonably possible or remote but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible or remote cannot be estimated.

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. The Company disputes these allegations and intends to vigorously defend itself in the matter. Specifically, the Company contends that it lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed. The matter is currently in the discovery phase, and an arbitration hearing is scheduled to commence on November 13, 2013.

In October 2013, the Company removed Christophe Delaune from his role as President of the Company’s French subsidiary.  Mr. Delaune had been in that role since the Company’s 2011 acquisition of Production Graphics, a European business then principally owned by Mr. Delaune. Mr. Delaune has asserted that he is entitled to severance and related compensation of approximately €2.1 million; the Company disputes that Mr. Delaune is owed any additional compensation. In addition to this matter, there are potential disputes between the Company and Mr. Delaune relating to the acquisition agreement, including claims the Company may assert against Mr. Delaune. Because neither Mr. Delaune nor the Company has initiated formal litigation against the other at this time, the nature of the potential claims either party may bring against the other and the potential ranges of damages sought cannot be described or quantified in more detail at this time. As of September 30, 2013, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to Mr. Delaune and the other former owner of the European business; the remaining maximum contingent consideration for the earn-out periods ending in 2013, 2014 and 2015 is €55.0 million.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Recently Issued Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of 2013 and included the required disclosures in Note 7 in the Notes to Condensed Consolidated Financial Statements.

12.	Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. Effective as of the third quarter of 2013, the Company changed the organization of its business segments to divide the International segment into two segments, Latin America and EMEA. This change was the result of the varying financial performance and economic conditions in recent periods which necessitated financial information to be reviewed by the CODM and for segment management to be organized under the CODM at this level. The Company is now organized and managed as three business segments:  North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through “Other”

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities and other items as described below. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment of the corporate headquarters.

 InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12.	Business Segments (Continued)

The table below presents financial information for the Company’s reportable operating segments and Other for the three and nine month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended September 30, 2013:

Net revenue from third parties	$163,220	$23,586	$45,824	$-	$232,630
Net revenue from other segments	6	224	27	(257)	-
Total net revenues	163,226	23,810	45,851	(257)	232,630
Adjusted EBITDA (1)	14,030	688	443	(6,684)	8,477
Three Months Ended September 30, 2012:

Net revenue from third parties	$163,310	$14,537	$21,922	$-	$199,769
Net revenue from other segments	24	554	10	(588)	-
Total net revenues	163,334	15,091	21,932	(588)	199,769
Adjusted EBITDA (1)	15,410	505	1,474	(6,042)	11,347

	North America	Latin America	EMEA	Other	Total
Nine Months Ended September 30, 2013:

Net revenue from third parties	$490,314	$63,294	$94,214	$-	$647,822
Net revenue from other segments	26	1,069	37	(1,132)	-
Total net revenues	490,340	64,363	94,251	(1,132)	647,822
Adjusted EBITDA (1)	39,790	2,276	(670)	(20,978)	20,418
Nine Months Ended September 30, 2012:

Net revenue from third parties	$482,688	$43,310	$63,715	$-	$589,713
Net revenue from other segments	90	1,159	37	(1,286)	-
Total net revenues	482,778	44,469	63,752	(1,286)	589,713
Adjusted EBITDA (1)	47,031	1,667	2,164	(18,084)	32,778

	North America	Latin America	EMEA	Other	Total
Total assets as of September 30, 2013	$390,048	$38,903	$166,777	$17,450	$613,178
Total assets as of December 31, 2012	337,313	23,219	139,775	21,937	522,244

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill impairment charges, restructuring and other charges and legal fees from patent infringement defense, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Adjusted EBITDA	$11,347	$8,477	$32,778	$20,418
Depreciation and amortization	(2,696)	(3,880)	(8,078)	(8,994)
Stock-based compensation	(720)	(982)	(3,171)	(3,036)
Change in fair value of contingent consideration	(330)	46,794	(798)	47,834
Goodwill impairment charge	-	(37,908)	-	(37,908)
Restructuring and asset write down charges	-	(4,322)	-	(4,322)
Legal fees in connection with patent infringement defense	-	(209)	-	(961)
Total other income (expense)	(167)	(728)	(921)	(2,141)

Income before income taxes	$7,434	$7,242	$19,810	$10,890

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. As of September 30, 2013, we had approximately 1,500 employees and independent contractors in more than 30 countries. Prior to the third quarter of 2013, we organized our operations into two segments based on geographic regions: North America and International. Effective as of the third quarter of 2013, we changed the organization of our business segments to divide the International segment into Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. During the nine months ended September 30, 2013, we generated global revenue from third parties of $490.3 million in the North America segment, $63.3 million in the Latin America segment and $94.2 million in the EMEA segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $589.7 million and $647.8 million during the nine months ended September 30, 2012 and 2013, respectively. Total revenue increased 9.8% from the prior year, of which 7% was from organic growth, excluding the loss of a portion of a significant customer announced in April 2013.

Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.  Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. During the nine months ended September 30, 2013, enterprise clients accounted for 77% of our revenue, while middle market clients accounted for 23% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the nine months ended September 30, 2012 and 2013 was $136.1 million and $147.3 million, or 23.1% and 22.7% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.1% and 20.2% for the nine months ended September 30, 2012 and 2013, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $4.3 million as of September 30, 2013 from $8.3 million as of December 31, 2012. This decrease was primarily due to restructuring activities during the third quarter of 2013 which resulted in the $2.6 million prepaid commission balances for the employees affected by the restructuring actions being written off as they are not recoverable. An additional $1.3 million was written off related to our Small and Medium Business (“SMB”) account executives who were not affected by the restructuring but whose balances are not expected to be recovered. See the discussion of restructuring and asset write-down charges below for additional details.

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

Comparison of three months ended September 30, 2012 and 2013

Revenue

Our revenue from third parties by segment for each of the periods presented was as follows:

	Three Months Ended September 30,
	2012	% of Total	2013	% of Total
	(dollars in thousands)
North America	$163,310	81.7%	$163,220	70.2%
Latin America	14,537	7.3	23,586	10.1
EMEA	21,922	11.0	45,824	19.7

Revenue	$199,769	100.0%	$232,630	100.0%

North America

North America revenue decreased by $0.1 million, or 0.1%, from $163.3 million during the three months ended September 30, 2012 to $163.2 million during the three months ended September 30, 2013. This decrease is driven primarily by organic new enterprise account growth, offset by the loss of a portion of a significant customer announced in April 2013.

Latin America

Latin America revenue increased by $9.1 million, or 62.8%, from $14.5 million during the three months ended September 30, 2012 to $23.6 million during the three months ended September 30, 2013. This increase is primarily due to organic growth which includes expansion into Brazil.

EMEA

EMEA revenue increased by $23.9 million, or 109.0%, from $21.9 million during the three months ended September 30, 2012 to $45.8 million during the three months ended September 30, 2013. This increase is primarily due to 12% organic growth in new enterprise accounts and revenue contributed from EYELEVEL and other European businesses acquired in 2013.

Cost of goods sold

Our cost of goods sold increased by $26.6 million, or 17.4%, from $152.9 million during the three months ended September 30, 2012 to $179.5 million during the three months ended September 30, 2013. The increase is a result of the revenue growth during the three months ended September 30, 2013. Our cost of goods sold as a percentage of revenue was 76.5% and 77.2% during the three months ended September 30, 2012 and 2013, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 23.5% and 22.8% during the three months ended September 30, 2012 and 2013, respectively. This decrease is primarily due to shift in the customer mix between enterprise and middle market.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.6 million, or 26.4%, from $36.3 million during the three months ended September 30, 2012 to $45.8 million during the three months ended September 30, 2013. As a percentage of revenue, selling, general and administrative expenses increased from 18.1% for the three months ended September 30, 2012 to 19.7% for the three months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts, increased professional fees incurred in connection with ongoing litigation and current year acquisitions. The increase in selling, general and administrative expenses as a percent of revenue is due to actual revenues being less than expected due to the loss of a portion of a significant customer and Europe revenues being below our most recent forecast.

Depreciation and amortization

Depreciation and amortization expense increased by $1.2 million, or 43.9%, from $2.7 million during the three months ended September 30, 2012 to $3.9 million during the three months ended September 30, 2013. This increase is due to an increase in amortization of intangibles related to recent acquisitions as well as the scheduled amortization of certain intangible assets which are not consumed evenly over their useful life, often resulting in more expense in earlier periods compared to a straight-line amortization pattern.

Change in fair value of contingent consideration

The change in fair value of contingent consideration increased by $47.1 million from net expense of $0.3 million during the three months ended September 30, 2012 to net gain of $46.8 million during the three months ended September 30, 2013. This increase was primarily due to a $44.5 million reduction of the contingent consideration liability relating to our acquisition of Productions Graphics in 2011. Declining financial performance of Productions Graphics in recent periods resulted in revised forecasts for the acquired business and a decreased likelihood that the remaining performance targets which extend through December 31, 2015 will be reached. See “Part II. Item 1. Legal Proceedings” for more information on Productions Graphics.

Goodwill impairment charge

In the third quarter of 2013, we recorded a non-cash, goodwill impairment charge of $37.9 million. Goodwill is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of December 31 of each year. Effective as of the third quarter of 2013, we changed our reportable operating segments to North America, Latin America and EMEA. Concurrent with the operating segment change, we now define our reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013.

In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring us to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary. Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.9 million non-cash, goodwill impairment charge which was recognized in the third quarter of 2013.

Restructuring and other charges

During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of the termination of 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. The restructuring charges consisted of approximately $0.4 million of cash payments to the terminated employees and $2.6 million of prepaid commission balances written off. Prepaid commission balances represent cash paid to our account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes SMB account executives, the Company included these balances as part of the severance paid to these individuals.

Our SMB division was one of the principal groups affected by the restructuring actions noted above. Recent underperformance below expectations led us to carry out these restructuring initiatives which include the employee terminations described here as well as a planned change in customer acquisition strategy from exclusive cold calling to utilizing a warm lead through a channel partner. In addition to these restructuring charges, the Company changed its compensation structure during the third quarter so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $1.3 million for these employees.

Income from operations

Income from operations increased by $0.4 million, or 4.9%, from $7.6 million during the three months ended September 30, 2012 to $8.0 million during the three months ended September 30, 2013. As a percentage of revenue, income from operations was 3.8% and 3.4% during the three months ended September 30, 2012 and 2013, respectively. This decrease is primarily attributable to an increase in selling, general and administrative expenses, the goodwill impairment charge and restructuring charges, offset by the change in fair value of contingent consideration discussed above.

Other expense

Other expense increased by $0.5 million, from $0.2 million during the three months ended September 30, 2012 to $0.7 million during the three months ended September 30, 2013. As a percentage of revenue, other expense was 0.1% and 0.3% during the three months ended September 30, 2012 and 2013, respectively. The increase is primarily attributable to a decrease in the gain on sale of shares of Echo of $0.3 million and an increase in net interest expense of $0.2 million.

Income tax expense (benefit)

Income tax expense (benefit) decreased by $2.5 million, or 102.0%, from a $2.5 million expense during the three months ended September 30, 2012 to a $0.1 million benefit during the three months ended September 30, 2013. Our effective income tax rate was 33.1% and (0.7%) in the three months ended September 30, 2012 and 2013, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate for the three months ended September 30, 2013 was affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the three months ended September 30, 2013, $44.2 million was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for the period. This decrease was offset by the $37.9 million goodwill impairment charge since the goodwill was not deductible and the impairment does not result in a tax benefit.

Excluding the impact of the items described above, the effective tax rate for the three months ended September 30, 2013 was (5.5%) compared to 33.1% for the three months ended September 30, 2012. The decrease in the rate is due to international expansion into countries with lower statutory tax rates, the 2013 research and development (“R&D”) tax credit and lower income before taxes which results in permanent differences between book and tax having a more significant impact on the effective tax rate. The rate results in a tax benefit for the quarter because of revised forecasts for the year ended December 31, 2013 which resulted in a reduction to expected income tax expense for the annual period compared to the estimates from prior quarters.

Net income

Net income increased by $2.3 million, or 46.5%, from $5.0 million during the three months ended September 30, 2012 to $7.3 million during the three months ended September 30, 2013. Net income as a percentage of revenue was 2.5% and 3.1% during the three months ended September 30, 2012 and 2013, respectively. This increase is primarily attributable to the change in fair value of contingent consideration, offset by  an increase in selling, general and administrative expenses, the goodwill impairment charge and restructuring charges.

Comparison of nine months ended September 30, 2012 and 2013

Revenue

Our revenue from third parties by segment for each of the periods presented was as follows:

	Nine Months Ended September 30,
	2012	% of Total	2013	% of Total
	(dollars in thousands)
North America	$482,688	81.9%	$490,314	75.7%
Latin America	43,310	7.3	63,294	9.8
EMEA	63,715	10.8	94,214	14.5

Revenue	$589,713	100.0%	$647,822	100.0%

North America

North America revenue increased by $7.6 million, or 1.6%, from $482.7 million during the nine months ended September 30, 2012 to $490.3 million during the nine months ended September 30, 2013. This increase is driven primarily by organic new enterprise account growth, offset by the loss of a portion of a significant customer announced in April 2013.

Latin America

Latin America revenue increased by $20.0 million, or 46.2%, from $43.3 million during the nine months ended September 30, 2012 to $63.3 million during the nine months ended September 30, 2013. This increase is primarily due to organic growth, which includes expansion in to Brazil.

EMEA

EMEA revenue increased by $30.5 million, or 47.9%, from $63.7 million during the nine months ended September 30, 2012 to $94.2 million during the nine months ended September 30, 2013. This increase is primarily due to revenue contributed from EYELEVEL and other European businesses acquired in 2013.

Cost of goods sold

Our cost of goods sold increased by $46.9 million, or 10.3%, from $453.6 million during the nine months ended September 30, 2012 to $500.5 million during the nine months ended September 30, 2013. The increase is a result of the revenue growth during the nine months ended September 30, 2013. Our cost of goods sold as a percentage of revenue was 76.9% and 77.3% during the nine months ended September 30, 2012 and 2013, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 23.1% and 22.7% during the nine months ended September 30, 2012 and 2013, respectively. This decrease is primarily due to shift in customer mix between enterprise and middle market.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $24.4 million, or 22.9%, from $106.5 million during the nine months ended September 30, 2012 to $130.9 million during the nine months ended September 30, 2013. As a percentage of revenue, selling, general and administrative expenses increased from 18.1% for the nine months ended September 30, 2012 to 20.2% for the nine months ended September 30, 2013. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts, increased professional fees incurred in connection with ongoing litigation and current year acquisitions. The increase in selling, general and administrative expenses as a percent of revenue is due to actual revenues being less than expected due to the loss of a portion of a significant customer and Europe revenues being below our most recent forecast.

Depreciation and amortization

Depreciation and amortization expense increased by $0.9 million, or 11.4%, from $8.1 million during the nine months ended September 30, 2012 to $9.0 million during the nine months ended September 30, 2013. This increase is due to an increase in amortization of intangibles related to recent acquisitions as well as the scheduled amortization of certain intangible assets which are not consumed evenly over their useful life, often resulting in more expense in earlier periods compared to a straight-line amortization pattern.

Change in fair value of contingent consideration

Income from the change in fair value of contingent consideration increased by $48.6 million from net expense of $0.8 million during the nine months ended September 30, 2012 to income of $47.8 million during the nine months ended September 30, 2013. This increase was primarily due to a $44.5 million reduction of the contingent consideration liability recognized in the third quarter relating to our acquisition of Productions Graphics in 2011. Declining financial performance of Productions Graphics in recent periods resulted in revised forecasts for the acquired business and a decreased likelihood that the remaining performance targets which extend through December 31, 2015 will be reached. See “Part II. Item 1. Legal Proceedings” for more information on Productions Graphics.

Goodwill impairment charge

In the third quarter of 2013, we recorded a non-cash, goodwill impairment charge of $37.9 million. Goodwill is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of December 31 of each year. Effective as of the third quarter of 2013, we changed our reportable operating segments to North America, Latin America and EMEA. Concurrent with the operating segment change, we now defines our reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013.

In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring us to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary. Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.9 million non-cash, goodwill impairment charge which was recognized in the third quarter of 2013.

Restructuring and other charges

During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of the termination of 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or with local employment laws. The restructuring charges consisted of approximately $0.4 million of cash payments to the terminated employees and $2.6 million of prepaid commission balances written off. Prepaid commission balances represent cash paid to our account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes SMB account executives, the Company included these balances as part of the severance paid to these individuals. See “Comparison of three months ended September 30, 2012 and 2013 – Restructuring and other charges.”

Income from operations

Income from operations decreased by $7.7 million, or 37.1%, from $20.7 million during the nine months ended September 30, 2012 to $13.0 million during the nine months ended September 30, 2013. As a percentage of revenue, income from operations was 3.5% and 2.0% during the nine months ended September 30, 2012 and 2013, respectively. This decrease is primarily attributable to an increase in selling, general and administrative expenses, the goodwill impairment charge and restructuring charges, offset by the change in fair value of contingent consideration discussed above.

Other expense

Other expense increased by $1.2 million from $0.9 million for the nine months ended September 30, 2012 to $2.1 million during the nine months ended September 30, 2013. As a percentage of revenue, other expense was 0.2% and 0.3% during the three months ended September 30, 2012 and 2013, respectively. The increase is primarily attributable to a decrease in the gain on sale of shares of Echo of $0.8 million and an increase in foreign currency losses of $0.5 million, offset by a decrease in net interest expense of $0.1 million.

Income tax expense

Income tax expense decreased by $5.9 million, or 88.0%, from $6.7 million during the nine months ended September 30, 2012 to $0.8 million during the nine months ended September 30, 2013. Our effective income tax rate 33.7% and 7.3% in the nine months ended September 30, 2012 and 2013, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate for the nine months ended September 30, 2013 was affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the nine months ended September 30, 2013, $44.4 million was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for the period. This decrease was offset by the $37.9 million goodwill impairment charge since the goodwill was not deductible and the impairment does not result in a tax benefit.

The effective tax rate for the nine months ended September 30, 2013 was also reduced by recognition of the 2012 R&D tax credit in the first quarter of 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. Our effective income tax rate for the nine months ended September 30, 2013 reflected the 2012 R&D tax credit of $0.3 million.

Excluding the impact of the items described above, the effective tax rate for the nine months ended September 30, 2013 was 25.3% compared to 33.7% for the nine months ended September 30, 2012. The decrease in the rate is due to international expansion into countries with lower statutory tax rates, the 2013 R&D tax credit and lower income before taxes which results in permanent differences between book and tax having a more significant impact on the effective tax rate.

Net income

Net income decreased by $3.0 million, or 23.2%, from $13.1 million during the nine months ended September 30, 2012 to $10.1 million during the nine months ended September 30, 2013. Net income as a percentage of revenue was 2.2% and 1.6% during the nine months ended September 30, 2012 and 2013, respectively. This increase is primarily attributable to the change in fair value of contingent consideration, offset by an increase in selling, general and administrative expenses, the goodwill impairment charge and restructuring charges.

Liquidity and Capital Resources

At September 30, 2013, we had $19.2 million of cash and cash equivalents.

Operating Activities. Cash provided by/used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2013 was $14.9 million and consisted of net income of $10.1 million and non-cash items of $12.6 million, offset by $7.8 million used by working capital and other activities. Cash used in working capital and other activities consisted of a increase in inventories of $8.3 million, decrease in accrued expenses and other liabilities of $7.4 million and an increase in accounts receivable and unbilled revenue of $1.0 million, offset by an increase in accounts payable of $7.9 million and a decrease in prepaid expenses and other assets of $1.0 million.

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

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2013 of $28.5 million was attributable to capital expenditures of $8.7 million and payments for current year acquisitions, net of cash acquired, of $19.8 million.

Cash used in investing activities in the nine months ended September 30, 2012 of $10.8 million was primarily attributable to capital expenditures of $7.5 million, payments to sellers for acquisitions closed prior to 2009 of $3.0 million and payments for current year acquisitions of $0.9 million, offset by proceeds from the sale of shares of Echo Global Logistics, Inc. and other investments of $0.6 million.

Financing Activities.  Cash provided by financing activities in the nine months ended September 30, 2013 of $15.5 million was primarily attributable to net borrowings under the revolving credit facility of $26.5 million, proceeds from the exercise of stock options of $1.9 million, offset by excess tax benefits over compensation cost on exercised stock awards of $1.8 million and payments of contingent consideration of $10.9 million.

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

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $26.2 million available under our revolving credit facility as of September 30, 2013 will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $7.2 million and $13.6 million of foreign cash and cash equivalents as of December 31, 2012 and September 30, 2013, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration payable in connection with our business acquisitions discussed in Note 2 of the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of September 30, 2013, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Recent Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02 which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. We have adopted ASU 2013-02 in the current quarter and included the required disclosures in Note 6 in the Notes to Condensed Consolidated Financial Statements.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2013 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2013, we derived approximately 24.3% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

In the third quarter of 2013, we began the implementation of a new global enterprise resource planning system. This multi-year initiative will be conducted in phases and will include modifications to the design and operation of controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes. There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2011, Her Majesty’s Revenue and Customs (“HMRC”) contacted our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic), to request information relating to its position that certain printed matter and direct mail products are zero-rated under the U.K.’s VAT law. Although Etrinsic voluntarily exchanged information with the HMRC as to its position that the products at issue are zero-rated for VAT pursuant to UK law and HMRC’s guidance, HMRC stated that it disagreed with Etrinsic’s position and in March 2012, HMRC issued Etrinsic a VAT assessment of £2,316,008 for VAT periods covering the 2008, 2009, 2010 and 2011 calendar years. Etrinsic sought independent review of the assessment with HMRC, and HMRC upheld the assessment. Etrinsic appealed the HMRC’s assessment at the UK Tax Tribunal. In order to appeal the claim, we paid £2,316,008 to the HMRC on July 6, 2012. This payment was included in other current assets. In the fourth quarter of 2012, we accrued a loss reserve reflecting an anticipated settlement of £925,000, inclusive of all VAT periods for the 2008 through 2012 calendar years. In July 2013, we finalized settlement with the HMRC and received a refund of the amounts paid to HMRC in July 2012 less the settlement amount, which was not materially different than the estimated reserve of £925,000.

In December 2010, e-Lynxx Corporation filed a complaint against us and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to us, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from us are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. We dispute the allegations contained in e-Lynxx’s complaint and intend to vigorously defend this matter. Specifically, we contend that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, we contend that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the Court granted our motion for summary judgment, finding that we did not infringe the patents-in-suit. e-Lynxx filed a motion for reconsideration, which is currently pending; therefore, the time for filing an appeal of this judgment has not yet expired. We believe that an unfavorable outcome is reasonably possible or remote but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible or remote cannot be estimated.

In October 2012, a former sales employee filed an arbitration claim against us arising from our termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages of $2.75 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. We dispute these allegations and intend to vigorously defend ourselves in the matter. Specifically, we contend that we lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed.  The matter is currently in the discovery phase, and an arbitration hearing is scheduled to commence on November 13, 2013.

In October 2013, we removed Christophe Delaune from his role as President of the Company’s French subsidiary.  Mr. Delaune had been in that role since our 2011 acquisition of Production Graphics, a European business then principally owned by Mr. Delaune. Mr. Delaune has asserted that he is entitled to severance and related compensation of approximately €2.1 million; we dispute that Mr. Delaune is owed any additional compensation. In addition to this matter, there are potential disputes between us and Mr. Delaune relating to the acquisition agreement, including claims we may assert against Mr. Delaune. Because neither Mr. Delaune nor us has initiated formal litigation against the other at this time, the nature of the potential claims either party may bring against the other and the potential ranges of damages sought cannot be described or quantified in more detail at this time. As of September 30, 2013, we had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to Mr. Delaune and the other former owner of the European business; the remaining maximum contingent consideration for the earn-out periods ending in 2013, 2014 and 2015 is €55.0 million.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On July 9, 2013, we issued 203,043 unregistered shares of our common stock to the sellers of Xpando Media (Ireland) Limited, a private limited company incorporated in Ireland (“Xpando”).  The shares were issued as partial consideration in connection with the acquisition of Xpando.  All such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of a business acquired in a privately negotiated transaction not involving a public offering or solicitation.

Item 6. Exhibits

Exhibit No	Description of Exhibit
10.1
Stock Purchase Agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca, Filip Zak and Ed Halla (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2013).

10.2
Stock Purchase Agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca and Filip Zak (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2013).

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

101
Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 12, 2013	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 12, 2013	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1
Stock Purchase Agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca, Filip Zak and Ed Halla (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 31, 2013).

10.2
Stock Purchase Agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca and Filip Zak (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 31, 2013).

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

101
Sections of the InnerWorkings, Inc. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013, are formatted in eXtensible Business Reporting Language (XBRL): (i) Condensed Consolidated Statement of Comprehensive Income; (ii) Condensed Consolidated Balance Sheet; (iii) Condensed Consolidated Statement of Cash Flows; (iv) Notes to Condensed Consolidated Financial Statements; and (v) document and entity information.

