Form 10-K
period 2013-12-31
INNERWORKINGS INC
filed 2014-03-18
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
Commission file number: 000-52170

INNERWORKINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-5997364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue, Suite 850, Chicago, IL 60654	(312) 642-3700
(Address of principal executive offices) (Zip Code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Global Market

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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 28, 2013, the last business day of the registrant’s most recent completed second quarter, was $444,451,512 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 11, 2014, the registrant had 51,363,906 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2013. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

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

Explanatory Note

In our Current Report on Form 8-K filed on February 18, 2014, we disclosed our intention to restate certain historical financial statements based on information learned in a review we initiated into the conduct of the former owner of Productions Graphics, a French company we acquired in the fourth quarter of 2011. As we disclosed, the review led us to conclude that we were the victim of a fraud perpetrated by the former owner, who orchestrated transactions (the “Transactions”) that artificially inflated the results of the Productions Graphics business in order to induce the Company to make earn-out payments under the purchase agreement.  In this Annual Report on Form 10-K for the year ended December 31, 2013, we are restating our historical financial statements previously filed with the Securities and Exchange Commission (the “SEC”) for the periods beginning with the fourth quarter of 2011 and the year ended December 31, 2011 through the third quarter of 2013 (the “Restated Periods”). Our restated financial statements correct our accounting for (i) revenue recognized, cash collected and earn-out payments made in connection with the Transactions; (ii) the fair value of the contingent consideration liability associated with the acquisition of Productions Graphics in light of the Transactions; (iii) the income tax effects of the Transactions; (iv) other unrelated balance sheet reclassifications; and (v) other unrelated corrections which are immaterial individually and in the aggregate.

We believe that presenting all of the amended and restated information regarding the Restated Periods in this Form 10-K allows investors to review all pertinent data in a single presentation. In addition, the Company’s Quarterly Reports on Form 10-Q to be filed during 2014 will include the restated 2013 comparable prior quarter and year to date periods. We have not filed and do not intend to file amendments to (i) our Quarterly Reports on Form 10-Q for the first three quarterly periods in the years ended December 31, 2012 and December 31, 2013 or (ii) our Annual Reports on Form 10-K for the years ended December 31, 2011 and December 31, 2012. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Form 10-K or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

The aggregate net impact of the corrections across all affected periods is a net decrease in income before taxes of $2.2 million.  The net impact includes a decrease in income before taxes of $0.5 million for the year ended December 31, 2011, an increase in income before taxes of $17.3 million for the year ended December 31, 2012, and a decrease in income before taxes of $19.1 million for the nine months ended September 30, 2013. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 19 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

In connection with this matter, we have re-evaluated our conclusions regarding the effectiveness of our internal controls over financial reporting for the affected periods and determined that a material weakness existed as of December 31, 2011 and continued to exist in all subsequent periods through and as of December 31, 2013 related to an inadequate control environment in our French-based Productions Graphics business. Specifically, this control environment did not prevent or detect the override of controls and misconduct by local management personnel resulting in the overstatement of revenue. In addition, there was a lack of awareness or willingness of some local personnel with knowledge of the overstatement to take other actions. We had previously concluded in our Annual Reports on Form 10-K for the years ended December 31, 2011 and 2012 and in our quarterly reports on Form 10-Q for all quarters in 2012 and 2013 that our controls were effective. As a result of the material weakness, we have now concluded that such controls were ineffective and we have, therefore, restated our disclosures in connection with the restated financial statements. For a description of the material weakness in our internal control over financial reporting and steps taken to remediate the material weakness, see Part II, Item 9A, “Controls and Procedures” of this report.

Item 1.	Business

Our Company

We are a leading global marketing supply chain company that provides global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, we procure, manage and deliver printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients.

Our proprietary software applications and database create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as quote and price data. As a result, we have one of the largest independent repositories of equipment profiles and price data for print suppliers around the world. We leverage our technology to match our jobs with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure marketing materials and printed products of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing and print procurement needs of our clients. By leveraging our technology platform and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing and print expenditures.

We generate revenue by procuring and purchasing products from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some, or substantially all, of their printed products, typically on a recurring basis. We provide printed products to our middle market clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2013, we served more than 7,000 clients. We have increased our annual revenue from $5.0 million in 2002 to $891.0 million in 2013, representing a compound annual growth rate of 60.2%.

As of December 31, 2013, we operated in 70 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Industry Overview

Our business of providing marketing and print procurement solutions intersects two large industries, commercial printing and business process outsourcing, or BPO. According to Pira International, the global commercial print markets have estimated revenue exceeding $500 billion each year. The print industry includes the following product categories:

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

Each client is assigned an account executive and one or more production managers, who develop contacts with client personnel responsible for authorizing and making print purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2013, we had over 650 production managers, including 281 production managers working on-site at our clients. Although our clients fall into two categories, enterprise and middle market, the production process for each client category is substantially similar.

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

5

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

•
Historical price baseline.      Some of our larger clients provide us with pricing data for print jobs they completed before they began to use our solution. For these clients, our solution automatically compares our current price for a print job to the price obtained by the client for a comparable historical job, which enables us to demonstrate on an ongoing basis the cost savings we provide.

We have created customized eCommerce stores on our client and third party platforms to order pre-selected products, such as personalized stationery, marketing brochures, and promotional products. Automated order processes can send requests to our vendors for fulfillment or printing of variable print on demand products.

Our Clients

We procure printed products for corporate clients across a wide range of industries, such as retail, publishing, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2013, we served more than 7,000 clients through approximately 6,000 suppliers. For the years ended December 31, 2011, 2012 and 2013, our largest customer accounted for 4%, 8% and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 28%, 32% and 30% of our revenue in 2011, 2012 and 2013, respectively.

We generate revenue by procuring and purchasing printed products from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some or substantially all of their printed products, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2011, 2012 and 2013, enterprise clients accounted for 74%, 75% and 77% of our revenue, respectively. We provide printed products to our middle market clients on an order-by-order basis. For the years ended December 31, 2011, 2012 and 2013, middle market clients accounted for 26%, 25% and 23% of our revenue, respectively.

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

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality and customer service. We direct requests for proposals to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2013, our top ten suppliers accounted for approximately 10% of our cost of goods sold, and no supplier accounted for more than 2% of our cost of goods sold.

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

Sales and Marketing

Our account executives sell our print procurement services to corporate clients. As of December 31, 2013, we had approximately 400 account executives. Our agreements with our account executives require them to market and sell print procurement services for us on an exclusive basis and contain non-competition and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

We also compete with print distributors and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, LogicSource, and HH Global, offer print procurement services or enterprise software applications for the print industry.

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

Employees

As of December 31, 2013, we had approximately 1,500 employees and independent contractors in more than 30 countries.  We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com . We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the SEC. We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with, or the furnishing of them to, the SEC.  The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us with the SEC.

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

We also compete with a number of print suppliers, distributors and brokers. Several of these competitors, such as Williams Lea, LogicSource, and HH Global, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with, or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 28%, 32% and 30% of our revenue during the years ended December 31, 2011, 2012 and 2013, respectively. Our largest client accounted for 4%, 8% and 5% of our revenue in 2011, 2012 and 2013, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

Aggregate revenue from our Latin America and EMEA segments (collectively referred to as the International segment in prior years) represented 15%, 18% and 26% of total revenue during the years ended December 31, 2011, 2012 and 2013, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

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

Our middle market clients, which accounted for approximately 26%, 25% and 23% of our revenue during the years ended December 31, 2011, 2012 and 2013, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 74%, 75% and 77% of our revenue during the years ended December 31, 2011, 2012 and 2013, respectively, that are generally for three to five year terms. Most of these contracts, however, permit the clients to terminate our engagements on prior notice ranging from 90 days to 12 months with limited or no penalties.

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

Our revenue increased from $5.0 million in 2002 to $891.0 million in 2013, representing a compound annual growth rate of 60.2%. Between January 1, 2002 and December 31, 2013, the number of our employees and independent contractors increased from 21 to approximately 1,500. Continued growth could place a significant strain on our ability to:

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

Our business and stock price may be adversely affected if our internal control over financial reporting is not effective.

Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

In this Annual Report on Form 10-K, we reported that our internal control over financial reporting was not effective as of December 31, 2011 and continued to be ineffective in all subsequent periods through and as of December 31, 2013 due to the existence of a material weakness related to an inadequate control environment in our French based Productions Graphics business. Specifically, this control environment did not prevent or detect the override of controls and misconduct by local management personnel resulting in the overstatement of revenue. In addition, there was a lack of awareness or willingness of some local personnel with knowledge of the overstatement to take other actions. See “Item 9A. Controls and Procedures.”

Although we believe we are taking appropriate actions to remediate the control deficiencies we identified and to strengthen our internal control over financial reporting, we cannot assure you that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies, and may subject us to risk of litigation, for which we may incur substantial costs regardless of its outcome. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our Chief Executive Officer, Joseph Busky, our Chief Financial Officer, John Eisel, our Chief Operating Officer, and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

We may not be able to identify suitable acquisition candidates, effectively integrate newly acquired businesses or achieve expected profitability from acquisitions.

Part of our growth strategy is to increase our revenue and the markets that we serve through the acquisition of additional businesses. We are actively considering certain acquisitions and will likely consider others in the future. There can be no assurance that suitable candidates for acquisitions can be identified or, if suitable candidates are identified, that acquisitions can be completed on acceptable terms, if at all. Even if suitable candidates are identified, any future acquisitions may entail a number of risks that could adversely affect our business and the market price of our common stock, including the integration of the acquired operations, diversion of management’s attention, risks of entering markets in which we have limited experience, adverse short-term effects on our reported operating results, the potential loss of key employees of acquired businesses and risks associated with unanticipated liabilities.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2011, 2012 and 2013, our revenue was $632.3 million, $789.6 million and $891.0 million, respectively, and our top ten clients accounted for 28%, 32% and 30%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2013, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

As of December 31, 2013, our executive officers, directors and stockholders of more than 10% of our common stock beneficially owned or controlled approximately 28.0% of our common stock. As a result, these stockholders will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 25 other office locations in the United States and 45 office locations in 30 other countries around the world.  These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, France, Switzerland, Denmark, Czech Republic, Germany, Ireland, Russia, China, Hong Kong, and various other countries, and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. We conduct our business from the properties listed below, all of which are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2013 to November 21, 2021.

Item 3.	Legal Proceedings

For information on our legal proceedings, see Note 10 to the Consolidated Financial Statements included in this Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “INWK”. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for each of the periods listed.

	High	Low
2012
First Quarter	$12.24	$9.38
Second Quarter	$13.67	$10.04
Third Quarter	$13.95	$11.01
Fourth Quarter	$15.06	$11.86

2013
First Quarter	$15.80	$12.00
Second Quarter	$15.16	$9.35
Third Quarter	$12.29	$9.75
Fourth Quarter	$10.46	$5.54

Holders

As of March 17, 2014, there were 45 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that the Company specifically incorporates it by reference.

The following graph assumes $100 was invested on December 31, 2008 in the common stock of the Company, and each of the following indices and assumes reinvestment of any dividends.  The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013
INWK	$100	$90	$100	$142	$210	$119
NASDAQ Market Index	$100	$144	$168	$165	$191	$265
Dow Jones Business Support Services Index	$100	$122	$135	$139	$176	$233

Item 6.	Selected Financial Data

As discussed further in Note 19 of the “Notes to Consolidated Financial Statements” contained in Item 8 of this Form 10-K, we have restated our consolidated financial statements to correct certain errors in our previously issued financial statements.

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Years ended December 31,
	2009	2010	2011	2012	2013
	(in thousands, except per share amounts)
			(as restated)	(as restated)
Consolidated statements of operations data:
Revenue	$400,447	$482,212	$632,314	$789,585	$890,960
Cost of goods sold	301,672	366,200	484,932	612,026	688,934
Gross profit	98,775	116,012	147,382	177,559	202,026
Selling, general and administrative expenses	81,288	91,796	115,818	146,124	183,443
Depreciation and amortization	8,031	9,009	10,172	10,790	13,664
Change in fair value of contingent consideration	-	-	(1,702)	(27,689)	(31,331)
Preference claim settlement charge	-	-	950	1,099	-
VAT settlement charge	-	-	-	1,485	-
Goodwill impairment charge	-	-	-	-	37,908
Restructuring and other charges	-	-	-	-	4,322
Income (loss) from operations	9,456	15,207	22,144	45,750	(5,980)
Gain on sale of investments	746	3,578	3,948	1,196	-
Interest income	412	151	182	66	76
Interest expense	(1,478)	(1,928)	(2,251)	(2,438)	(2,954)
Other, net	(119)	(49)	-	94	(357)
Total other income (expense)	(439)	1,752	1,879	(1,082)	(3,235)
Income (loss) before income taxes	9,017	16,959	24,023	44,668	(9,215)
Income tax expense (benefit)	2,708	5,749	7,407	5,874	(556)
Net income (loss)	$6,309	$11,210	$16,616	$38,794	$(8,659)
Net income (loss) per share of common stock:
Basic	$0.14	$0.25	$0.36	$0.79	$(0.17)
Diluted	$0.13	$0.24	$0.34	$0.76	$(0.17)
Shares used in per share calculations:
Basic	45,535	45,704	46,428	48,811	50,875
Diluted	47,157	47,582	48,818	51,240	50,875

	As of December 31,
	2009	2010	2011	2012	2013
	(in thousands)
			(as restated)	(as restated)
Consolidated balance sheet data:
Cash and cash equivalents	$2,904	$5,259	$13,219	$17,219	$18,606
Working capital(1)	56,157	64,982	65,815	84,489	57,766
Total assets	267,158	279,925	457,653	514,780	614,667
Revolving credit facility(2)	46,385	47,400	60,000	65,000	69,000
Capital leases	137	28	65	-	-
Total stockholders’ equity	147,050	160,184	181,725	242,952	245,442

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.
(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of December 27, 2013 to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global marketing supply chain company that provides global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution. Our technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional print supply chain to obtain favorable pricing and to deliver high-quality products and services for our clients. Since 2002, we have expanded from a regional focus to a national and now global focus.

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

We generate revenue by procuring and purchasing marketing and printed products from our suppliers and selling those products to our clients. We procure marketing and printed products for clients across a wide range of industries, such as retail, financial services, hospitality, non-profits, healthcare, food and beverage, broadcasting and cable, education, transportation and utilities. Our clients fall into two categories, enterprise and middle market. We enter into arrangements with our enterprise clients to provide some, or substantially all, of their marketing and printed products, typically on a recurring basis. We provide printed products to our middle market clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2013, we had approximately 1,500 employees and independent contractors in more than 30 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA.  In 2013, we generated global revenue from third parties of $658.0 million in the North America segment, $88.0 million in the Latin America segment and $145.0 million in the EMEA segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Restatement of Previously Issued Financial Statements

As previously discussed in the Explanatory Note at the beginning of this Annual Report on Form 10-K and as further discussed in Note 19 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” we have restated our consolidated financial statements for the periods beginning with the fourth quarter of 2011 and the year ended December 31, 2011 through the third quarter of 2013.

The impact of these errors to the applicable line items in the consolidated financial statements resulting from the restatement is set forth in Note 19 to the Notes to Consolidated Financial Statements. The restatement resulted in a net decrease in income before taxes of $2.2 million for all affected periods. The net impact includes a decrease in income before taxes of $0.5 million for the year ended December 31, 2011, an increase in income before taxes of $17.3 million for the year ended December 31, 2012, and a decrease in income before taxes of $19.1 million for the nine months ended September 30, 2013. For further detail on the financial statement impacts and the adjustments made as a result of the restatement, see Note 19 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Revenue

We generate revenue through the sale of printed products to our clients. Our annual revenue was $632.3 million, $789.6 million and $891.0 million in 2011, 2012 and 2013, respectively, reflecting growth rates of 24.9% and 12.8% in 2012 and 2013, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. For the years ended December 31, 2011, 2012 and 2013, enterprise clients accounted for 74%, 75% and 77% of our revenue, respectively, while middle market clients accounted for 26%, 25% and 23% of our revenue, respectively.

Our revenue consists of the prices paid to us by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for years ended December 31, 2011, 2012 and 2013 was $147.4 million, $177.6 million and $202.0 million, or 23.3%, 22.5% and 22.7% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.3%, 18.5% and 20.6% in 2011, 2012 and 2013, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $4.1 million as of December 31, 2013 from $8.3 million as of December 31, 2012. This decrease was primarily due to restructuring activities during the third quarter of 2013 which resulted in a write off of the $2.6 million prepaid commission balances for the employees affected by the restructuring actions. For employees who had a balance and were affected by the restructuring actions, which primarily includes Small and Medium Business (“SMB”) account executives, the Company included these balances as part of the severance paid to these individuals. In addition to these restructuring charges, the Company changed its compensation structure during the third quarter so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $1.3 million for these employees. See the discussion of restructuring and asset write-down charges below for additional details.

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

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $2.4 million, $1.7 million and $1.3 million in 2011, 2012 and 2013, respectively.

Our income (loss) from operations for 2011, 2012 and 2013 was $22.1 million, $45.7 million and $(6.0) million, respectively.

Critical Accounting Policies

Revenue Recognition

We recognize revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, we generally report revenue on a gross basis because we are the primary obligor in our arrangements to procure printed materials and other products for our customers. Under these arrangements, we are responsible for the fulfillment, including the acceptability, of the printed materials and other products. In addition, we (i) determine which suppliers are included in our network, (ii) have discretion to select from among the suppliers within our network, (iii) are obligated to pay our suppliers regardless of whether we are paid by our customers, and (iv) have reasonable latitude to establish exchange price. In some transactions, we also have general inventory risk and are involved in the determination of the nature or characteristics of the printed materials and products. When we are not the primary obligor, revenues are reported net.

We recognize revenue for creative and other services provided to our customers which may be delivered in conjunction with the procurement of printed materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. We recognize revenue for creative and other services provided on a stand-alone basis upon completion of the service. Service revenue has not been material to our overall revenue to date.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivables. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivables. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. At December 31, 2013, the gross accounts receivable balance includes approximately 2.3% of customer balances that are in excess of one year. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2013. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

We define our reportable operating segments as North America, Latin America and EMEA. For purposes of testing goodwill for impairment, we define our reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013. In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring us to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, we compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.9 million non-cash, goodwill impairment charge which was recognized in the third quarter of 2013. No tax benefit is recognized on the goodwill impairment. This charge had no impact on our cash flows or compliance with debt covenants.

The fair value estimates used in the goodwill impairment analysis required significant judgment. Our fair value estimates for purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions that management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

At December 31, 2013, we elected to perform the quantitative impairment test for each of our three reporting units. In performing this test, we determined the fair value of the reporting units based on the income approach. Under the income approach, we calculated the fair value of a reporting unit based on the present value of estimated future cash flows. No impairment was identified as of December 31, 2013 as a result of this test.

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

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2013, the net balance of our intangible assets was $56.6 million.

Contingent Purchase Consideration

In connection with certain of the Company’s business acquisitions accounted for under ASC 805, contingent purchase consideration is payable in cash or stock upon the achievement of certain performance measures over future periods. For these acquisitions, the Company has estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. The Company has recorded $54.5 million and $87.3 million in contingent purchase consideration obligation at December 31, 2012 and 2013, respectively. Changes in estimated fair value of the contingent purchase consideration obligation are recorded in the Company’s results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation . Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. This valuation model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the Company's stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We believe that historical experience provides the best estimate of future expected life. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. The expected volatility assumption is based on the historical volatility of our common stock over a period commensurate with the expected term.

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

The Company recorded $4.0 million, $6.2 million and $4.7 million in compensation expense related to stock-based compensation, for the years ended December 31, 2011, 2012 and 2013, respectively.

Income Taxes

We operate in numerous states and countries through our various subsidiaries, and must allocate our income, expenses, and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment.

As a result of certain realization requirements of ASC 718, we have not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2013, we have $3.1 million in tax deductions related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

New Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. We adopted ASU 2013-02 in the first quarter of 2013.

Results of Operations

The following table sets forth our consolidated statements of income data for the periods presented as a percentage of our revenue:

	Years ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	76.7	77.5	77.3

Gross profit	23.3	22.5	22.7
Selling, general and administrative expenses	18.3	18.5	20.6
Depreciation and amortization	1.6	1.4	1.5
Change in fair value of contingent consideration	(0.3)	(3.5)	(3.5)
Preference claim settlement charge	0.2	0.1	-
VAT settlement charge	-	0.2	-
Goodwill impairment charge	-	-	4.3
Restructuring and other charges	-	-	0.5

Income (loss) from operations	3.5	5.8	(0.7)
Other income (expense)	0.3	(0.1)	(0.4)

Income (loss) before income taxes	3.8	5.7	(1.0)
Income tax expense (benefit)	1.2	0.7	(0.1)

Net income (loss)	2.6%	4.9%	(1.0)%

Comparison of years ended December 31, 2011, 2012 and 2013

Revenue

Our revenue by segment for each of the years presented was as follows:

	Years ended December 31,
	2011	% of Total	2012	% of Total	2013	% of Total
	(dollars in thousands)
	(as restated)	(as restated)	(as restated)	(as restated)
North America	$541,047	85.6%	$648,800	82.2%	$658,022	73.9%
Latin America	42,979	6.8	59,200	7.5	89,286	10.0
EMEA	48,712	7.7	83,305	10.6	145,030	16.3
Other(1)	(424)	(0.1)	(1,720)	(0.2)	(1,378)	(0.2)

Revenue	$632,314	100.0%	$789,585	100.0%	$890,960	100.0%

(1)	“Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

2013 compared to 2012. Our revenue increased by $101.4 million, or 12.8%, from $789.6 million in 2012 to $891.0 million in 2013.

North America

North America revenue increased by $9.2 million, or 1.4%, from $648.8 million in 2012 to $658.0 million in 2013. This increase is driven primarily by revenue from 2013 acquisitions of $23.4 million and organic new enterprise account growth, offset by the loss of a portion of a significant customer.

Latin America

Latin America revenue increased by $30.1 million, or 50.8%, from $59.2 million in 2013 to $89.3 million in 2013. This increase is driven primarily by organic new enterprise account growth in the region.

EMEA

EMEA revenue increased by $61.7 million, or 74.1%, from $83.3 million in 2012 to $145.0 million in 2013. This increase is primarily due to $41.0 million contributed from European acquisitions in 2013 and 17% organic growth.

2012 compared to 2011. Our revenue increased by $157.3 million, or 24.9%, from $632.3 million in 2011 to $789.6 million in 2012.

North America

North America revenue increased by $107.8 million, or 19.9%, from $541.0 million in 2011 to $648.8 million in 2012. This increase in revenue is driven primarily by organic new enterprise and middle market account growth, as well as several tuck-in acquisitions of independent brokers.

 Latin America

Latin America revenue increased by $16.2 million, or 37.7%, from $43.0 million in 2011 to $59.2 million in 2012. This increase is driven primarily by organic new enterprise account growth in the region.

EMEA

EMEA revenue increased by $34.6 million, or 71.0%, from $48.7 million in 2011 to $83.3 million in 2012. This increase is primarily due to organic growth, $11.1 million contributed from 2012 European acquisitions, and $20.3 million of incremental revenue from full year contributions of 2011 acquisitions.

Cost of goods sold

2013 compared to 2012. Our cost of goods sold increased by $76.9 million, or 12.6%, from $612.0 million in 2012 to $688.9 million in 2013. The increase is a result of the revenue growth in 2013. Our cost of goods sold as a percentage of revenue was 77.5% in 2012 and 77.3% in 2013.

2012 compared to 2011. Our cost of goods sold increased by $127.1 million, or 26.2%, from $484.9 million in 2011 to $612.0 million in 2012. The increase reflects the revenue growth during 2012.  Our cost of goods sold as a percentage of revenue increased from 76.7% in 2011 to 77.5% in 2012.  The increase in cost of goods sold as a percentage of revenue is a result of a shift in customer mix towards enterprise customers which typically have lower gross margins.

Gross Profit

2013 compared to 2012. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.5% in 2012 and 22.7% in 2013.

2012 compared to 2011. Our gross margin decreased from 23.3% in 2011 to 22.5% in 2012. This decrease is a result of a shift in customer mix towards enterprise customers which typically have lower gross margins.

Selling, general and administrative expenses

2013 compared to 2012. Selling, general and administrative expenses increased by $37.3 million, or 25.5%, from $146.1 million in 2012 to $183.4 million in 2013. As a percentage of revenue, selling, general and administrative expenses increased from 18.5% in 2012 to 20.6% in 2013. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts, increased professional fees incurred in connection with ongoing litigation and current year acquisitions. The increase in selling, general and administrative expenses as a percent of revenue is due to actual revenues being less than expected due to the loss of a portion of a significant customer and Europe revenues below forecast.

2012 compared to 2011. Selling, general and administrative expenses increased by $30.3 million, or 26.2%, from $115.8 million in 2011 to $146.1 million in 2012. As a percentage of revenue, selling, general and administrative expenses increased from 18.3% in 2011 to 18.5% in 2012. The increase in selling, general and administrative expenses is primarily due to incremental sales commissions and costs of procurement staff to secure new enterprise accounts.

Depreciation and amortization

2013 compared to 2012. Depreciation and amortization expense increased by $2.9 million, or 26.8%, from $10.8 million in 2012 to $13.7 million in 2013. This increase is due to an increase in amortization of intangibles related to recent acquisitions as well as the scheduled amortization of certain intangible assets which are not consumed evenly over their useful life, often resulting in more expense in earlier periods compared to a straight-line amortization pattern. As a percentage of revenue, depreciation and amortization expense increased from 1.4% in 2012 to 1.5% in 2013.

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

Change in fair value of contingent consideration

2013 compared to 2012. Income from the change in fair value of contingent consideration increased by $3.6 million, or 13.2%, from $27.7 million in 2012 to $31.3 million in 2013. Included in these amounts are $25.4 million and $26.6 million of reductions in the fair value of the contingent consideration liability related to the acquisition of Productions Graphics. These changes were due to declining financial performance in recent periods which resulted in revised forecasts for the acquired business and a decreased likelihood that the remaining performance targets, which extend through December 31, 2015, will be reached. See Note 9 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information related to Productions Graphics. In addition to this decrease, the remaining $3.8 million contingent consideration liability for a prior year U.S. acquisition was reversed during 2013, as the final year targets were not achieved.

2012 compared to 2011. Income from the change in fair value of contingent consideration increased by $26.0 million from $1.7 million in 2011 to $27.7 million in 2012. Included in these amounts are $1.6 million and $26.6 million of reductions in the fair value of the contingent consideration liability related to the acquisition of Productions Graphics discussed above.

Preference claim settlement charge

In the fourth quarter of 2011, we accrued a loss reserve of $1.0 million related to a lawsuit filed against us by the Trustee of the Circuit City Liquidating Trust (the “Trust”) in connection with the Circuit City Stores, Inc. bankruptcy proceedings. In January 2013, we entered into a settlement agreement with the Trust resolving this preference claim as well our administrative and general unsecured claims against the Trust for a net payment to the Trust of $0.9 million. We recognized a $1.1 million charge relating to this settlement in the fourth quarter of 2012. See Note 10 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information related to this matter.

VAT settlement charge

In the fourth quarter of 2012, we accrued a loss reserve of $1.5 million relating to a VAT assessment issued by Her Majesty’s Revenue and Customs (“HMRC”) to our United Kingdom subsidiary, InnerWorkings Europe Limited (formerly Etrinsic). In July 2013, the Company finalized settlement with the HMRC and received a refund of the amounts paid to HMRC in July 2012 less the settlement amount which was not materially different than the estimated reserve. See Note 10 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information related to this matter.

Goodwill impairment charge

In the third quarter of 2013, we recorded a non-cash, goodwill impairment charge of $37.9 million. Goodwill is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of December 31 of each year. Effective as of the third quarter of 2013, we changed our reportable operating segments to North America, Latin America and EMEA. Concurrent with the operating segment change, we now define our reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to re-perform the goodwill impairment test for these reporting units as of September 30, 2013.

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

Restructuring and asset write down charges

During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of the termination of 49 employees who were provided with severance benefits in accordance with benefit plans previously communicated to the affected employee group or in accordance with local employment laws. The restructuring charges consisted of approximately $0.4 million of cash payments to the terminated employees and $2.6 million of prepaid commission balances written off. Prepaid commission balances represent cash paid to our account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes Small and Medium Business (“SMB”) account executives, the Company included these balances as part of the severance paid to these individuals.

Our SMB division was one of the principal groups affected by the restructuring actions noted above. Recent performance below expectations led us to carry out these restructuring initiatives, which include the employee terminations described above as well as a planned change from an exclusive cold calling strategy to more of a warm lead customer acquisition strategy through a channel partner. In addition to these restructuring charges, we also recognized a charge during the third quarter for the write-off of the prepaid commission balances of the remaining account executives in SMB. While these employees were not directly affected by the restructuring, a change in their compensation structure resulted in an additional $1.3 million write off in the third quarter of 2013.

Income (loss) from operations

2013 compared to 2012. Income (loss) from operations decreased by $51.7 million, or 113.1%, from $45.7 million in 2012 to $(6.0) million in 2013. As a percentage of revenue, income from operations was 5.8% and (0.7)% in 2012 and 2013, respectively. This decrease is primarily attributable to the goodwill impairment charge and restructuring charges discussed above.

2012 compared to 2011. Income from operations increased by $23.6 million, or 106.6%, from $22.1 million in 2011 to $45.8 million in 2012 primarily due to increased sales and gross profit and income from changes in the fair value of the contingent consideration liability. As a percentage of revenue, income from operations increased from 3.5% to 5.8% during the years ended December 31, 2011 and 2012, respectively.

Other income and expense

2013 compared to 2012. Other expense increased by $2.1 million from $1.1 million for the year ended December 31, 2012 to $3.2 million in 2013. The increase is primarily attributable to a decrease in the gain on sale of shares of Echo Global Logistics, Inc., a Nasdaq-listed company (“Echo”), of $0.8 million and an increase in foreign currency losses of $0.4 million and an increase in net interest expense of $0.6 million.

2012 compared to 2011. Other income and expense decreased by $3.0 million, from income of $1.9 million in 2011 to expense of $1.1 million in 2012. This decrease is primarily due to a decrease in the gain on the sale of a portion of the shares we held in Echo. The gain on the sale was $3.9 million in 2011 and $1.2 million in 2012.

Provision for income taxes

2013 compared to 2012.  Income tax expense decreased by $6.4 million, or 109.5%, from expense of $5.9 million in 2012 to tax benefit of $0.6 million in 2013. Our effective income tax rate was 13.1% and 6.0% in 2012 and 2013, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates for 2012 and 2013 were affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the years ended December 31, 2012 and 2013, $27.8 million and $27.1 million, respectively, was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. This 2013 decrease was offset by the $37.9 million goodwill impairment charge since the goodwill was not deductible and the impairment does not result in a tax benefit.

The effective tax rate for the year ended December 31, 2013 was also reduced by recognition of the 2012 R&D tax credit in the first quarter of 2013. On January 2, 2013, the President signed the American Taxpayer Relief Act of 2012. The legislation retroactively extended the R&D tax credit for two years, from January 1, 2012 through December 31, 2013. Our effective income tax rate for the year ended December 31, 2013 reflected the 2012 R&D tax credit of $0.3 million.

2012 compared to 2011. Provision for income taxes decreased by $1.5 million, or 20.7%, from $7.4 million in 2011 to $5.9 million in 2012. In 2011, the provision for income taxes resulted in an effective tax rate of 30.8%. In 2012, the provision for income taxes resulted in an effective tax rate of 13.2%. The decrease in the effective tax rate for the year ended December 31, 2012 is primarily due to $27.8 million of income from changes in the fair value of the contingent consideration liability which are not taxable as well as growth of our business internationally into jurisdictions with lower statutory tax rates as well as prior year provision-to-return adjustments related to state and foreign income taxes, offset by the loss of the federal research and development tax credit which expired during 2012. This tax credit was renewed in January 2013 and was utilized on our 2012 federal return, but it is not reflected in the income tax provision for 2012 in accordance with ASC 740.

Net income (loss)

2013 compared to 2012. Net income (loss) decreased by $47.4 million, or 122.3%, from $38.8 million in 2012 to $(8.7) million in 2013. Net income as a percentage of revenue was 4.9% and (1.0)% in 2012 and 2013, respectively. This decrease is primarily attributable to the goodwill impairment charge and restructuring charges discussed above.

2012 compared to 2011. Net income increased by $22.2 million, or 133.5%, from $16.6 million in 2011 to $38.8 million in 2012. Net income as a percentage of revenue increased from 2.6% in 2011 to 4.9% in 2012. The increase in net income as a percentage of revenue is primarily the result of income from changes in the fair value of the contingent consideration liability discussed above.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements discussed in Note 10 “Commitments and Contingencies ” to the financial statements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Years ended December 31,
	2011	% of Total	2012	% of Total	2013	% of Total
	(dollars in thousands)
	(as restated)	(as restated)	(as restated)	(as restated)
North America	$47,945	136.4%	$61,890	166.3%	$51,873	192.8%
Latin America	1,497	4.3	1,745	4.7	3,098	11.5
EMEA	3,061	8.7	(2,664)	(7.2)	764	2.8
Other(1)	(17,365)	(49.4)	(23,754)	(63.8)	(28,834)	(107.2)

Adjusted EBITDA	$35,138	100.0%	$37,217	100.0%	$26,901	100.0%

(1)
“Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2013 compared to 2012. Adjusted EBITDA decreased by $10.3 million, or 27.7%, from $37.2 million in 2012 to $26.9 million in 2013. North America Adjusted EBITDA decreased by $10.0 million, or 16.2%, from $61.9 million in 2012 to $51.9 million in 2013 due to the loss of a portion of a significant customer offset by gross profit from organic new enterprise account growth. Latin America Adjusted EBITDA increased by $1.4 million, or 77.5%, from $1.7 million in 2012 to $3.1 million in 2013 due to organic new enterprise account growth. EMEA Adjusted EBITDA increased by $3.4 million from $(2.7) million in 2012 to $0.8 million in 2013 due to gross margin from 2013 acquisitions in the EMEA region. Other Adjusted EBITDA decreased by $5.1 million, or 21.4%, from expense of $23.8 million in 2012 to expense of $28.8 million in 2013 due to increased selling, general and administrative expenses from increased professional fees incurred in connection with ongoing litigation and to support revenue growth.

2012 compared to 2011. Adjusted EBITDA increased by $2.1 million, or 5.9%, from $35.1 million in 2011 to $37.2 million in 2012. North America Adjusted EBITDA increased by $13.9 million, or 29.1%, from $47.9 million in 2011 to $61.9 million in 2012. Latin America Adjusted EBITDA increased by $0.2 million, or 16.6%, from $1.5 million in 2012 to $1.7 million in 2013. EMEA Adjusted EBITDA decreased by $5.7 million from $3.1 million in 2012 to $(2.7) million in 2013.The increases in the North America and Latin America segments were primarily due to increased gross profit from acquisitions and organic growth. The decrease in the EMEA segment is due to sales below forecast in France and the impacts of the fraud involving the former owner of Productions Graphics discussed in Note 9 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.” Other Adjusted EBITDA decreased by $6.4 million, or 36.8%, from expense of $17.4 million to expense of $23.8 million due to increased selling, general and administrative expenses to support revenue growth.

The table below provides a reconciliation of Adjusted EBITDA to income from operations for each of the years presented:

	Years ended December 31,
	2011	2012	2013
	(dollars in thousands)
	(as restated)	(as restated)
Income (loss) from operations	$22,144	$45,749	$(5,981)
Depreciation and amortization	10,172	10,791	13,664
Stock-based compensation expense	3,976	6,193	4,733
Change in fair value of contingent consideration	(1,702)	(27,689)	(31,330)
Preference claim charge	950	1,099	-
VAT settlement charge	-	1,485	-
Payments to former owner of Productions Graphics, net of cash recovered	(402)	(411)	2,624
Goodwill impairment charge	-	-	37,908
Restructuring and other charges	-	-	4,322
Legal fees in connection with patent infringement	-	-	961
Adjusted EBITDA	$35,138	$37,217	$26,901

Quarterly Results of Operations

The following table represents unaudited statement of income data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period. See Note 19 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data.”

	Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2012	2012(1)	2012(2)	2012	2013(3)	2013(4)	2013(5)	2013
	(in thousands, except per share amounts)
	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$187,576	$201,321	$198,844	$201,844	$204,577	$210,876	$232,630	$242,877
Gross profit	40,707	47,797	45,957	43,098	46,350	48,177	53,181	54,318
Net income (loss)	4,430	3,773	4,303	26,287	(2,801)	3,675	(9,066)	(469)
Earnings (loss) per share:
Basic	$0.09	$0.08	$0.09	$0.53	$(0.06)	$0.07	$(0.18)	$(0.01)
Diluted	$0.09	$0.07	$0.08	$0.51	$(0.06)	$0.07	$(0.18)	$(0.01)

(1)
The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in April 2012.

(2)
The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in August 2012.

(3)	The Company acquired DB Studios, Inc. in March 2013. Financial results for this acquisition are included in the Consolidated Financial Statements beginning in March 2013.
(4)
The Company made acquisitions during the second quarter of 2013 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

(5)
The Company acquired U.S. and international businesses of EYELEVEL in July 2013 as well as one other company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

 Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2011, 2012 or 2013.

Liquidity and Capital Resources

At December 31, 2013, we had $18.6 million of cash and cash equivalents.

Operating Activities.     Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities in 2013 was $37.4 million and primarily reflected net loss of $8.7 million, offset by non-cash items of $32.4 million and $13.6 million provided by working capital changes. The most significant impact on working capital changes consisted of an increase in accounts payable of $29.6 million, offset by a decrease in accrued expenses and other liabilities of $12.1 million and an increase in accounts receivable and unbilled revenue of $4.8 million.

Cash provided by operating activities in 2012 was $9.4 million and primarily reflected net income of $38.8 million offset by $17.3 million of non-cash items and $12.0 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $14.8 million and prepaid expenses and other of $13.1 million, offset by increases in accounts payable of $14.8 million.

Cash provided by operating activities in 2011 was $27.8 million and primarily reflected net income of $16.6 million and $10.8 million of non-cash items offset by $0.4 million used to fund working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $25.4 million, offset by an increase in accounts payable of $27.5 million.

Investing Activities.     In 2013, cash used in investing activities of $31.5 million was attributable to capital expenditures of $12.2 million and payments made in connection with acquisitions of $19.3 million.

In 2012, cash used in investing activities of $14.7 million was attributable to capital expenditures of $11.8 million and payments made in connection with acquisitions of $4.1 million, offset by proceeds of $1.2 million from the sale of Echo shares.

In 2011, cash used in investing activities of $31.3 million was attributable to $27.0 million in payments made in connection with acquisitions and capital expenditures of $8.2 million, offset by proceeds of $4.0 million from the sale of Echo shares.

Financing Activities.     In 2013, cash used in financing activities of $4.6 million was primarily attributable to $7.3 million of payments of contingent consideration and $2.6 million of excess tax benefits from stock-based award exercises, offset by $4.0 of additional borrowings under our revolving credit facility and $2.0 million of proceeds from stock option exercises.

In 2012, cash provided by financing activities of $9.6 million was primarily attributable to $6.7 million of excess tax benefits from stock-based award exercises, $5.5 million of proceeds from stock option exercises and $5.0 million of additional borrowings under our revolving credit facility, offset by $7.2 million of payments of contingent consideration.

In 2011, cash provided by financing activities of $11.8 million was primarily attributable to the $12.6 million of additional borrowings under our revolving credit facility and the excess tax benefit of stock-based award exercises of $1.1 million, offset by $2.3 million of payments of contingent consideration.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $33.3 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $7.2 million and $12.7 million foreign cash and cash equivalents as of December 31, 2012 and 2013, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2013, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	166,155	166,155	-	-	-
Operating lease obligations	28,393	7,180	11,392	5,387	4,434
Revolving credit facility	69,000	-	69,000	-	-

Total	263,548	173,335	80,392	5,387	4,434

This table does not include contingent consideration obligations related to any acquisitions as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2013, the maximum payments potentially due on these contingent consideration obligations is $183.5 million. See Note 3 “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents.  The average duration of all of our investments as of December 31, 2013 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2013, we derived approximately 26.4% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on criteria in Internal Control –Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013 because of the identified material weakness related to an inadequate control environment in our French-based Productions Graphics business. Specifically, this control environment did not prevent or detect the override of controls and misconduct by local management personnel resulting in the overstatement of revenue. In addition, there was a lack of awareness or willingness of some local personnel with knowledge of the overstatement to take other actions. The circumvention of these controls affected the accounts in the restated Consolidated Financial Statements discussed in Note 19 to our Consolidated Financial Statements. We had previously concluded in our annual reports on Form 10-K for 2011 and 2012 and in our quarterly reports on Form 10-Q for all quarters in 2012 and 2013 that our controls were effective. As a result of the material weakness, we have now concluded that such controls were ineffective.

We have excluded from our assessment the internal controls over financial reporting at DB Studios, Inc., Lightning Golf and Promotions, Inc., Professional Packaging Services Limited, Xpando Media Limited and EYELEVEL, which were acquired on March 6, 2013, April 4, 2013, May 9, 2013, July 9, 2013 and July 25, 2013, respectively, and whose financial statements reflect combined total assets and total revenue constituting 4% and 7%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2013.

Ernst & Young LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2011, 2012 and 2013 and the Company’s internal control over financial reporting as of December 31, 2013. Their reports are presented on the following pages.

InnerWorkings, Inc.
March 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InnerWorkings, Inc.

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2012 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. at December 31, 2012 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 and 19 to the consolidated financial statements, the 2011 and 2012 financial statements have been restated to account for revenue recognition and certain other identified errors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated March 17, 2014 expressed an adverse opinion thereon.

/s/
Ernst & Young LLP
Chicago, Illinois
March 17, 2014

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of InnerWorkings, Inc.

We have audited InnerWorkings, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). InnerWorkings, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Assessment of Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DB Studios, Inc., Lightning Golf and Promotions, Inc., Professional Packaging Services Limited, Xpando Media Limited and EYELEVEL, which are included in the 2013 consolidated financial statements of InnerWorkings, Inc. and constituted 4% total assets as of December 31, 2013 and 7% of revenues for the year then ended. Our audit of internal control over financial reporting of InnerWorkings, Inc. also did not include an evaluation of the internal control over financial reporting of DB Studios, Inc., Lightning Golf and Promotions, Inc., Professional Packaging Services Limited, Xpando Media Limited and EYELEVEL.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls relating to an inadequate control environment at its French based Productions Graphics business. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InnerWorkings, Inc. as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of those financial statements, and this report does not affect our report dated March 17, 2014, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, InnerWorkings, Inc. has not maintained effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

Ernst & Young LLP
Chicago, Illinois
March 17, 2014

InnerWorkings, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Revenue	$632,313,722	$789,585,041	$890,959,963
Cost of goods sold	484,931,838	612,026,494	688,933,899
Gross profit	147,381,884	177,558,547	202,026,064
Operating expenses:
Selling, general and administrative expenses	115,818,065	146,123,614	183,443,438
Depreciation and amortization	10,171,758	10,790,452	13,663,859
Change in fair value of contingent consideration	(1,701,529)	(27,688,774)	(31,330,567)
Preference claim settlement charge	950,000	1,099,386	-
VAT settlement charge	-	1,485,088	-
Goodwill impairment charge	-	-	37,908,000
Restructuring and other charges	-	-	4,321,862
Income (loss) from operations	22,143,590	45,748,781	(5,980,528)
Other income (expense):
Gain on sale of investment	3,948,082	1,196,196	-
Interest income	182,050	66,489	75,931
Interest expense	(2,251,010)	(2,438,234)	(2,954,339)
Other, net	-	94,411	(357,341)
Total other income (expense)	1,879,122	(1,081,138)	(3,235,749)
Income (loss) before taxes	24,022,712	44,667,643	(9,216,277)
Income tax expense (benefit)	7,406,686	5,873,621	(555,928)
Net income (loss)	$16,616,026	$38,794,022	$(8,660,349)

Basic earnings (loss) per share	$0.36	$0.79	$(0.17)
Diluted earnings (loss) per share	$0.34	$0.76	$(0.17)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Net income (loss)	$16,616,026	$38,794,022	$(8,660,349)
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	(540,032)	676,272	2,505,417
Unrealized gains on marketable securities
Unrealized holding gains arising during the period	807,557	85,958	317
Less: Reclassification adjustments for gains included in net income	(3,909,678)	(1,196,196)	(2,518)
Unrealized losses on marketable securities, net	(3,102,121)	(1,110,238)	(2,201)
Other comprehensive income (loss), before tax	(3,642,153)	(433,966)	2,503,216
Income tax benefit related to components of other comprehensive loss	976,103	438,556	863
Other comprehensive income (loss), net of tax	(2,666,050)	4,590	2,504,079

Comprehensive income (loss)	$13,949,976	$38,798,612	$(6,156,270)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Balance Sheets

	December 31,
	2012	2013
	(as restated)
Assets
Current assets:
Cash and cash equivalents	$17,218,899	$18,606,030
Accounts receivable, net of allowance for doubtful accounts of $1,553,926 and $2,128,790, respectively	142,104,621	173,569,905
Unbilled revenue	30,798,230	25,746,546
Inventories	18,362,282	26,473,732
Prepaid expenses	16,028,013	11,746,965
Deferred income taxes	1,513,414	1,119,333
Other current assets	21,247,531	22,408,692
Total current assets	247,272,990	279,671,203
Property and equipment, net	17,078,384	23,724,750
Intangibles and other assets:
Goodwill	212,796,422	251,228,698
Intangible assets, net of accumulated amortization of $18,195,508 and $25,270,793, respectively	36,396,865	56,575,534
Deferred income taxes	413,244	2,319,515
Other assets	822,275	1,147,078
	250,428,806	311,270,825
Total assets	$514,780,180	$614,666,778
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$122,367,817	$166,154,959
Current portion of contingent consideration	7,795,489	16,718,516
Due to seller	3,000,000	-
Other liabilities	6,793,796	15,818,791
Accrued expenses	14,890,150	20,206,268
Total current liabilities	154,847,252	218,898,534
Revolving credit facility	65,000,000	69,000,000
Deferred income taxes	3,961,281	9,061,535
Contingent consideration, net of current portion	46,702,335	70,613,945
Other long-term liabilities	1,317,255	1,651,190
Total liabilities	271,828,123	369,225,204
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 60,735,561 and 61,395,494 shares issued, 50,200,098 and 51,282,185 shares outstanding, respectively	6,074	6,140
Additional paid-in capital	198,117,936	202,042,296
Treasury stock at cost, 10,535,463 and 10,113,309 shares, respectively	(67,071,323)	(62,312,101)
Accumulated other comprehensive income	272,921	2,777,000
Retained earnings	111,626,449	102,928,239
Total stockholders' equity	242,952,057	245,441,574
Total liabilities and stockholders' equity	$514,780,180	$614,666,778

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Stockholders' Equity

						Accumulated
	Common Stock		Treasury Stock			Other
					Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2010 (as restated)	57,269,604	$5,727	11,177,313	$(74,307,200)	$174,532,285	$2,934,381	$57,018,933	$160,184,126

Net income							16,616,026	16,616,026
Other comprehensive income:
Foreign currency translation adjustment						(540,032)		(540,032)
Change in unrealized gain on marketable securities, net of tax						(2,126,018)		(2,126,018)
Total other comprehensive income (loss)						(2,666,050)		(2,666,050)
Total comprehensive income								13,949,976
Issuance of common stock upon exercise of stock awards	633,814	63			354,521			354,584
Issuance of treasury shares as consideration for acquisition			(271,906)	3,065,253	(200,028)		(629,830)	2,235,395
Excess tax benefit derived from stock award exercises					1,024,538			1,024,538
Stock based compensation expense					3,976,187			3,976,187

Balance at December 31, 2011 (as restated)	57,903,418	5,790	10,905,407	(71,241,947)	179,687,503	268,331	73,005,129	181,724,806

Net income							38,794,022	38,794,022
Other comprehensive income:
Foreign currency translation adjustment						676,272		676,272
Change in unrealized gain on marketable securities, net of tax						(671,682)		(671,682)
Total other comprehensive income						4,590		4,590
Total comprehensive income								38,798,612
Issuance of common stock upon exercise of stock awards	2,832,143	284			5,445,056			5,445,340
Issuance of treasury shares as consideration for acquisition			(369,944)	4,170,624	145,768		(172,702)	4,143,690
Excess tax benefit derived from stock award exercises					6,646,739			6,646,739
Stock based compensation expense					6,192,870			6,192,870

Balance at December 31, 2012 (as restated)	60,735,561	6,074	10,535,463	(67,071,323)	198,117,936	272,921	111,626,449	242,952,057

Net loss							(8,660,349)	(8,660,349)
Other comprehensive income:
Foreign currency translation adjustment						2,505,417		2,505,417
Change in unrealized gain on marketable securities, net of tax						(1,338)		(1,338)
Total other comprehensive income						2,504,079		2,504,079
Total comprehensive loss								(6,156,270)
Issuance of common stock upon exercise of stock awards	659,933	66			1,594,299			1,594,365
Issuance of treasury shares as consideration for acquisition			(422,154)	4,759,222	490,522		(37,861)	5,211,883
Excess tax benefit derived from stock award exercises					(2,893,492)			(2,893,492)
Stock based compensation expense					4,733,031			4,733,031

Balance at December 31, 2013	61,395,494	$6,140	10,113,309	$(62,312,101)	$202,042,296	$2,777,000	$102,928,239	$245,441,574

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$16,616,026	$38,794,022	$(8,660,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,171,758	10,790,452	13,663,859
Stock-based compensation expense	3,976,187	6,192,870	4,733,031
Deferred income taxes	749,876	(995,218)	(652,395)
Gain on sale of investment	(3,948,082)	(1,196,196)	-
Bad debt provision	2,414,710	1,681,942	1,285,326
Excess tax benefit from exercise of stock awards	(1,144,344)	(6,666,884)	2,618,779
Change in fair value of contingent consideration liability	(1,701,529)	(27,688,774)	(31,330,567)
Goodwill impairment charge	-	-	37,908,000
Reduction of prepaid commissions	-	-	3,939,974
Other operating activities	255,949	533,842	238,778
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(25,406,527)	(14,846,005)	(4,843,040)
Inventories	(2,854,634)	(3,089,909)	(1,383,994)
Prepaid expenses and other	(2,635,853)	(13,077,541)	2,331,672
Change in liabilities, net of acquisitons:
Accounts payable	27,451,575	14,818,713	29,642,545
Accrued expenses and other	3,885,424	4,160,421	(12,120,684)
Net cash provided by operating activities	27,830,536	9,411,735	37,370,935

Cash flows from investing activities
Purchases of property and equipment	(8,182,832)	(11,823,646)	(12,226,083)
Payments for acquisitions, net of cash acquired	(14,782,797)	(1,127,954)	(19,300,864)
Payments to seller for acquisitions closed prior to 2009	(12,247,533)	(3,000,000)	-
Proceeds from sale of marketable securities	3,952,172	1,213,501	-
Other investing activities	-	31,566	-
Net cash used in investing activities	(31,260,990)	(14,706,533)	(31,526,947)

Cash flows from financing activities
Net borrowings from revolving credit facility and short-term debt	12,600,000	5,000,000	4,000,000
Payments of contingent consideration	(2,314,362)	(7,178,407)	(7,297,803)
Proceeds from exercise of stock options	354,584	5,458,981	2,005,114
Excess tax benefit from exercise of stock awards	1,144,345	6,666,884	(2,618,779)
Payment of debt issuance costs	-	(356,700)	(325,240)
Other financing activities	(31,217)	(7,270)	(410,750)
Net cash provided by (used in) financing activites	11,753,350	9,583,488	(4,647,458)

Effect of exchange rate changes on cash and cash equivalents	(362,783)	(289,176)	190,601
Increase in cash and cash equivalents	7,960,113	3,999,514	1,387,131
Cash and cash equivalents, beginning of period	5,259,272	13,219,385	17,218,899
Cash and cash equivalents, end of period	$13,219,385	$17,218,899	$18,606,030

Supplemental disclosure of cash flow information
Cash paid for interest	$1,995,060	$2,229,525	$2,414,527
Cash paid for income taxes	4,068,966	4,208,970	811,108

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (the Company) is a leading provider of global print management and promotional solutions to corporate clients across a wide range of industries. With proprietary technology, an extensive supplier network and deep domain expertise, the Company procures, manages and delivers printed materials and promotional products as part of a comprehensive outsourced enterprise solution.

The Company is organized and managed as three business segments, North America, Latin America and EMEA, and is viewed as three operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 17 for further information about the Company’s reportable segments.

2.	Summary of Significant Accounting Policies

Restatement

The Company has restated herein its audited consolidated financial statements as of December 31, 2012 and for the years ended December 31, 2011 and 2012, as well as its unaudited interim consolidated financial statements as of and for the quarters and year to date periods ended March 31, 2013, June 30, 2013 and September 30, 2013, and related 2012 comparative prior quarter and year to date periods. See Note 19 for additional information.

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

The net realized gains (losses) on foreign currency transactions were $0.0 million, $(0.1) million and $0.3 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the Company’s subsidiary in Venezuela is the U.S. Dollar. Effective February 8, 2013, the Venezuelan government devalued the official exchange rate from 4.3 to 6.3, which resulted in a charge of $0.2 million during the year ended December 31, 2013.

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, the Company generally reports revenue on a gross basis because the Company is the primary obligor in its arrangements to procure printed materials and other products for its customers. Under these arrangements, the Company is responsible for the fulfillment, including the acceptability, of the printed materials and other products. In addition, the Company (i) determines which suppliers are included in its network, (ii) has discretion to select from among the suppliers within its network, (iii) is obligated to pay its suppliers regardless of whether it is paid by its customers, and (iv) has reasonable latitude to establish exchange price. In some transactions, the Company also has general inventory risk and is involved in the determination of the nature or characteristics of the printed materials and products. When the Company is not the primary obligor, revenues are reported net.

The Company recognizes revenue for creative and other services provided to its customers which may be delivered in conjunction with the procurement of printed materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. The Company recognizes revenue for creative and other services provided on a stand-alone basis upon completion of the service. Service revenue has not been material to the Company’s overall revenue to date.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment	3 years
Software	3 to 6 years
Office equipment	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2011, 2012 and 2013 was $5.1 million, $4.3 million and $3.9 million, respectively, and is included in total depreciation expense in Note 7. At December 31, 2012 and 2013, the net book value of internal-use software was $10.6 million and $17.3 million, respectively.

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

In the third quarter of 2013, the Company recorded a non-cash, goodwill impairment charge of $37.9 million. For additional information related to the goodwill impairment, see Note 4.

As of December 31, 2013, the Company defines its three reporting units as North America, Latin America and EMEA. At December 31, 2013, the Company elected to perform the quantitative impairment test for each of its three reporting units. In performing this test, the Company determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. No impairment was identified as of December 31, 2013 as a result of this test.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2011, 2012 and 2013.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2011, 2012 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2013.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $0.3 million, $0.8 million and $0.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

Comprehensive Income

The components of accumulated comprehensive income included in the Consolidated Balance Sheets at December 31, 2012 and 2013 are as follows:

		Unrealized holding	Total accumulated
		gains on available-	other comprehensive
	Foreign currency	for-sale securities	income
Balance at December 31, 2011 (as restated)	$(404,689)	$673,020	$268,331

Other comprehensive income before reclassifications	676,272	55,605	731,877
Amounts reclassified from AOCI	-	(727,287)	(727,287)
Net current-period other comprehensive income	676,272	(671,682)	4,590

Balance at December 31, 2012 (as restated)	271,583	1,338	272,921

Other comprehensive income before reclassifications	2,505,417	-	2,505,417
Amounts reclassified from AOCI		(1,338)	(1,338)
Net current-period other comprehensive income	2,505,417	(1,338)	2,504,079

Balance at December 31, 2013	$2,777,000	$-	$2,777,000

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

New Accounting Pronouncements

In February 2012, the FASB issued ASU 2013-02, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. These requirements are effective for public companies for reporting periods beginning after December 15, 2012. The Company adopted ASU 2013-02 in the first quarter of 2013.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

3.	Acquisitions

2013 Acquisitions

During March 2013, the Company acquired 100% of the stock of DB Studios, Inc. (“DB Studios”), a California-based distributor of permanent point of purchase displays and retail fixtures, whose clients include major retail and consumer package goods brands. The acquisition provides the Company with creative, design, engineering and prototyping capabilities, which are critical in the permanent display world. DB Studios contributed revenues and gross profit which represent 1% and 2%, respectively, of the Company’s consolidated results for the year ended December 31, 2013. Pro forma results of this acquisition are not disclosed as they would not have a material impact on the Company’s financial statements.

On July 25, 2013, the Company purchased all of the outstanding shares of capital stock or other equity interests of the U.S. and international businesses of EYELEVEL, a leading global provider of permanent retail displays and store fixtures. EYELEVEL operates from their European headquarters in Prague, Czech Republic and their U.S. base in Portland, Oregon, with additional operations in Australia, Brazil, China, Russia, and the United Kingdom. EYELEVEL contributed revenue and gross profit which represent approximately 3% and 4%, respectively, of the Company’s consolidated results for the year ended December 31, 2013. The following unaudited pro forma summary presents consolidated financial information of the Company as if the business combination had occurred on January 1, 2012.

	Year ended December 31,
	2012	2013
Revenue	$830,934,575	$917,322,482
Gross profit	187,265,538	210,932,557
Net income (loss)	42,665,326	(5,212,310)

Additionally, the Company acquired 100% of the voting equity interests of one domestic and two international companies. These other acquisitions contributed revenue and gross profit which comprised approximately 3% and 4%, respectively, of the Company’s consolidated results for the year ended December 31, 2013. Pro forma results of these acquisitions are not disclosed as these acquisitions would not have a material impact on the Company's financial statements.

The following table summarizes the total consideration transferred to acquire these companies and the amount of identified assets acquired and liabilities assumed at the acquisition dates.

	DB Studios	EYELEVEL	Other	Total
Cash	$6,459,609	$13,505,356	$5,458,377	$25,423,342
Common stock	-	-	2,488,842	2,488,842
Contingent consideration	35,999,651	20,900,000	11,266,023	68,165,674
Total consideration transferred	$42,459,260	$34,405,356	$19,213,242	$96,077,858

Cash and cash equivalents	$9,282	$5,312,275	$918,235	$6,239,792
Accounts receivable	2,046,573	6,338,627	6,465,435	14,850,635
Inventories	62,433	6,380,145	1,182,206	7,624,784
Other assets	1,282,088	2,313,739	236,670	3,832,497
Customer lists	3,176,075	19,300,000	3,984,960	26,461,035
Goodwill	39,568,534	18,657,659	14,376,601	72,602,794
Accounts payable	(1,376,071)	(8,095,760)	(5,336,623)	(14,808,454)
Other current liabilities	(1,064,696)	(10,617,336)	(1,769,085)	(13,451,117)
Deferred income taxes	(1,244,958)	(5,183,993)	(845,157)	(7,274,108)
Total identifiable net assets and goodwill	$42,459,260	$34,405,356	$19,213,242	$96,077,858

Goodwill generally consists of expected synergies from combining operations of these companies with the Company’s existing operations. Acquisition-related costs were included in selling, general and administrative expenses and were immaterial. None of the goodwill related to these acquisitions is expected to be deductible for tax purposes.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

3.	Acquisitions (Continued)

Contingent Consideration

 In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $87.3 million in contingent consideration at December 31, 2013 related to these arrangements.  Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the years ended December 31, 2011, 2012 and 2013, the Company recorded income of $1.7 million, $27.7 million and $31.3 million for changes in the fair value of contingent consideration.

For the years ended December 31, 2011, 2012 and 2013, the Company’s fair value adjustment to the contingent consideration liability includes adjustments of $1.6 million, $25.4 million and $26.6 million, respectively, to reduce the liability relating to the Productions Graphics acquisition in 2011. As of December 31, 2013, the fair value of the potential remaining $66.8 million contingent consideration payments was $8.0 million. See Note 9 for more information on Productions Graphics.

As of December 31, 2013, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2014	$5,194,140	$57,210,778	$62,404,918
2015	13,490,680	21,937,168	35,427,848
2016	33,244,890	30,489,870	63,734,760
2017	-	21,977,240	21,977,240
	$51,929,710	$131,615,056	$183,544,766

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

4.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of December 31:

	North America	Latin America	EMEA	Total
Balance as of December 31, 2011 (as restated)	$115,895,946	$9,481,056	$70,850,079	$196,227,081
Goodwill acquired related to 2012 acquisitions	3,262,280	-	10,181,937	13,444,217
Finalization of purchase accounting for prior year acquisitions	-	175,361	1,665,573	1,840,934
Foreign exchange impact	4,509	-	1,279,681	1,284,190
Balance as of December 31, 2012 (as restated)	119,162,735	9,656,417	83,977,270	212,796,422
Goodwill acquired related to 2013 acquisitions	52,025,837	-	20,576,957	72,602,794
Finalization of purchase accounting for prior year acquisitions	(34,120)	218,819	(40,940)	143,759
Impairment charge	-	-	(37,908,000)	(37,908,000)
Foreign exchange impact	(59,876)	-	3,653,599	3,593,723
Balance as of December 31, 2013	$171,094,576	$9,875,236	$70,258,886	$251,228,698

As discussed in Note 17, the Company defines its reportable operating segments as North America, Latin America and EMEA. For purposes of testing goodwill for impairment, the Company defines its reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

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

5.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31:

			Weighted
	2012	2013	Average Life
Customer lists	$50,008,913	$77,244,427	13.8	years
Noncompete agreements	1,077,349	1,077,349	3.9	years
Trade names	3,467,655	3,467,655	12.4	years
Patents	38,456	56,896	9.0	years
	54,592,373	81,846,327
Less accumulated amortization	(18,195,508)	(25,270,793)
Intangible assets, net	$36,396,865	$56,575,534

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

5.	Other Intangible Assets (Continued)

Amortization expense related to these intangible assets was $3.7 million, $4.6 million and $6.9 million for the years ended December 31, 2011, 2012 and 2013, respectively.

The estimated amortization expense for the next five years is as follows:

2014	$7,308,111
2015	6,606,179
2016	6,151,448
2017	5,699,472
2018	5,172,887
Thereafter	25,637,437
$56,575,534

6.	Restructuring Activities and Other Charges

During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of terminating 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or local employment laws.

The following table summarizes the restructuring charges by reportable segment. As of December 31, 2013, there are no unpaid obligations remaining.

	North America	EMEA	Total
Employee terminations and other benefits	$2,745,373	$260,407	$3,005,780
Cash payments	(121,482)	(260,407)	(381,889)
Write-off of prepaid commissions balance (1)	(2,623,891)	-	(2,623,891)
Accrued restructuring costs as of December 31, 2013	$-	$-	$-

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

The Company’s SMB division was one of the principal groups affected by the restructuring actions noted above.  In addition to these restructuring charges, the Company changed its compensation structure during the third quarter so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $1.3 million for these employees in 2013.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

7.	Property and Equipment

Property and equipment at December 31, 2012 and 2013 consisted of the following:

	2012	2013
Computer equipment	$5,427,019	$7,889,630
Software, including internal use software	31,571,109	41,987,111
Office equipment and furniture	3,584,174	2,136,168
Leasehold improvements	1,848,177	1,468,841
	42,430,479	53,481,750
Less accumulated depreciation	(25,352,095)	(29,757,000)
	$17,078,384	$23,724,750

Depreciation expense was $6.4 million, $6.2 million and $6.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

8.	Revolving Credit Facility

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of December 27, 2013, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $150 million in the aggregate with a maturity date of August 2, 2015, and provides the Company the right to increase the aggregate commitment amount by an additional $25 million, to $175 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 3.25%-1.15% for letter of credit fees and loans based on the Eurodollar rate and 2.25%-0.15% for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio, a minimum interest coverage ratio and a minimum net worth. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.50 to 1.0 for the quarter ended December 31, 2013, 3.75 to 1.0 for the quarter ended March 31, 2014, 3.50 to 1.0 for the quarters ended June 30, 2014 and September 30, 2014, and 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0 and a minimum net worth of $119.0 million for each quarterly period. The Company is in compliance with all debt covenants as of December 31, 2013.

The Credit Agreement permits the Company to incur certain securitization transactions of up to $50 million in the aggregate, so long as certain tests are met, including a maximum Consolidated Leverage Ratio test and a minimum Consolidated EBITDA test. In the event the Company elects to incur securitization transactions in the future, (a) a new mandatory prepayment test will be implemented that will trigger prepayments based on the sum of the total outstanding borrowings under the revolving credit facility and any such securitization transaction measured against certain of the Company’s account receivables and (b) the quarterly maximum Consolidated Leverage Ratio test will be adjusted from 3.00:1.00 to 2.75:1.00.

At December 31, 2013, the Company had $33.3 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

9.	Transactions Involving Former Owner of Productions Graphics

The Company removed the former owner of Productions Graphics from his role as President of the Company’s French subsidiary in October 2013 for performance-related reasons. This individual had served in such role since the Company’s acquisition in 2011 of Productions Graphics, a European business then owned by this individual and an organization affiliated with him (collectively, the “Seller”). As of December 31, 2013, the Company had paid to the Seller €5.8 million in fixed consideration and €7.1 million in contingent earn-out consideration.

There are certain potential disputes between the former owner of Productions Graphics and the Company relating to, among other things, the termination of his employment and the Productions Graphics acquisition agreement. In connection with such disputes, the Company initiated a review of this individual’s conduct in connection with certain transactions impacting the earn-out payments made to the Seller (collectively, the “Transactions”). As a result of the review, the Company concluded it was the victim of a fraud perpetrated by the former owner of Productions Graphics. Specifically, the Company concluded that the former owner of Productions Graphics artificially inflated the financial results of Productions Graphics in order to induce the Company to make earn-out payments of €1.2 and €5.9 million for the 2011 and 2012 earn-out measurement periods, respectively. He inflated the results by directing the issuance of fraudulent invoices to purported third-party customers and then, indirectly or directly, funded or reimbursed the third parties’ payments in respect of such invoices. The Company estimates that he issued approximately €6.9 million of fraudulent invoices in 2011 and 2012, collectively, of which €5.7 million was subsequently received by the Company. The Company is accounting for these aggregate payments of €5.7 million as a partial refund of the €7.1 million in earn-out consideration unduly paid to the Seller.

The Company intends to seek to redress the harm caused by conduct of the former owner of Productions Graphics through appropriate legal proceedings. See Note 10 for further discussion of the legal matters relating to the former owner of Productions Graphics.

10.	Commitments and Contingencies

Lease Commitments

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2011, 2012 and 2013 was $6.3 million, $7.7 million and $9.1 million, respectively.

Minimum annual rental payments are as follows:

Operating Leases
2014	$7,179,871
2015	6,498,031
2016	4,894,071
2017	3,224,377
2018	2,162,612
Thereafter	4,434,475
Total minimum lease payments	$28,393,437

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

10.	Commitments and Contingencies (Continued)

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

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 TM technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the Court granted the Company’s motion for summary judgment, finding that the Company did not infringe the patents-in-suit. e-Lynxx filed a motion for reconsideration, which was recently denied. On March 5, 2014, e-Lynxx filed an appeal from the judgment entered in favor of the Company. The Company intends to vigorously defend the e-Lynxx appeal. The Company believes that an unfavorable outcome is reasonably possible or remote but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible or remote cannot be estimated.

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages in excess of $9.0 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. An arbitration hearing was held in this matter in November 2013, and the matter is currently in the post-hearing briefing phase. The Company disputes these allegations and intends to vigorously defend itself in the matter. Specifically, the Company contends that it lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed.

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order, which is currently pending. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company into paying him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of December 31, 2013, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out periods ended in 2013 and ending in 2014 and 2015 is €55.0 million.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

10.	Commitments and Contingencies (Continued)

In February 2014, following the Company’s February 2014 announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United Stated District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al.  The complaint alleges that the Company and certain executive officers and a former subsidiary officer violated federal securities laws by making materially false or misleading statements or omissions relating to the Company’s financial results.  The complaint seeks unspecified damages, interest, attorneys’ fees and other costs.  The Company disputes the claims and intends to vigorously defend the matter.  Any loss that we may incur as a result of this matter cannot be estimated.

11.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2011, 2012 and 2013:

	Year Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Current
Federal	$4,582,235	$5,364,247	$(1,803,191)
State	515,584	703,380	(316,367)
Foreign	1,558,991	801,212	2,216,025
Total current	6,656,810	6,868,839	96,467
Deferred
Federal	741,346	1,494,274	2,823,798
State	459,475	206,125	449,424
Foreign	(450,945)	(2,695,617)	(3,925,617)
Total deferred	749,876	(995,218)	(652,395)
Income tax expense (benefit)	$7,406,686	$5,873,621	$(555,928)

The provision for income taxes for the years ended December 31, 2011, 2012 and 2013 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Tax expense at U.S. federal income tax rate	$8,407,946	$15,633,675	$(3,225,697)
State income taxes, net of federal income tax effect	814,996	747,802	204,687
Effect of non-US operations	(821,547)	(1,294,217)	(644,353)
Foreign valuation allowances	-	-	607,467
Nontaxable contingent liability fair value changes and goodwill impairment	(543,900)	(8,737,329)	3,827,806
Research and development credit	(200,568)	-	(1,046,430)
199 Domestic production activities deduction	(109,171)	(141,376)	-
Nondeductible (benefit) and other	(141,070)	(334,935)	(279,408)
Income tax expense (benefit)	$7,406,686	$5,873,620	$(555,928)

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

At December 31, 2012 and 2013, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2012	2013
	(as restated)
Current deferred tax assets:
Reserves and allowances	$1,481,809	$1,452,133
Other	104,216	19,561
Total current deferred tax assets	1,586,025	1,471,694
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	6,981,503	6,140,517
Stock options	3,429,601	3,974,354
Net operating loss carryforward	923,504	10,002,615
Tax credit carryforwards	107,111	1,353,589
Other	22,385	46,303
	11,464,104	21,517,378
Valuation allowance	(144,964)	(762,123)
Total noncurrent deferred tax assets	11,319,140	20,755,255
Total deferred tax assets	12,905,165	22,226,949

Total current deferred tax liability:
Prepaid & other expenses	(71,751)	(352,361)
Unrealized gain on available for sale securities	(860)	-
Total current deferred tax liability	(72,611)	(352,361)
Noncurrent deferred tax liabilities:
Fixed assets	(2,312,584)	(5,085,865)
Intangible assets	(12,502,896)	(22,411,410)
Other	(51,697)	-
Total noncurrent deferred tax liabilities	(14,867,177)	(27,497,275)
Total deferred tax liabilities	(14,939,788)	(27,849,636)
Net deferred tax liability	$(2,034,623)	$(5,622,687)

Net current deferred tax asset	$1,513,414	$1,119,333
Net noncurrent deferred tax liability	(3,548,037)	(6,742,020)
Net deferred tax liability	$(2,034,623)	$(5,622,687)

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of our deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance we consider our historical, as well as, future projected taxable income along with other positive and negative evidence in assessing the realizability of our deferred tax assets.

For the years ended December 31, 2012 and 2013, we recorded net increases in our valuation allowances of $0.1 million and $0.6 million, respectively.

As of December 31, 2013, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $17.8 million and $13.7 million, respectively. The federal carryovers begin to expire in 2025, and the state carryovers begin to expire in 2022. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. Our total federal NOL as of December 31, 2013 includes $2.0 million of NOLs from acquired corporations. $1.5 million of such acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million.

As of December 31, 2013, the Company has gross NOLs in France, Chile and Brazil of $16.2 million, $1.1 million and $0.9 million, respectively, which have an indefinite carryover period.

As of December 31, 2013, we have gross federal and state research and development credit carryforwards of approximately $0.9 million and $0.4 million, respectively. The federal carryovers begin to expire in 2029, and the state carryovers begin to expire in 2015.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation , the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2013, the Company has $3.1 million in tax deductions related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

The Company's intention is to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with ASC 740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $5.4 million and $3.1 million at December 31, 2012 and 2013, respectively. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

The Company's income (loss) before taxes on foreign operations was $6.3 million, $23.8 million and $(13.8) million for the years ended December 31, 2011, 2012 and 2013, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

12.	Fair Value Measurement

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2012 and 2013.  The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate.  Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $1.8 million.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2012 and 2013, respectively:

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
At December 31, 2012	Measurement	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$667,045	$667,045	$-	$-
Liabilities:
Contingent consideration (as restated)	$(54,497,824)	$-	$-	$(54,497,824)

		Quoted Prices in
		Active Markets for	Significant Other	Significant
	Total Fair Value	Identical Assets	Observable Inputs	Unobservable Inputs
At December 31, 2013	Measurement	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds(1)	$667,122	$667,122	$-	$-
Liabilities:
Contingent consideration	$(87,332,461)	$-	$-	$(87,332,461)

(1)	Included in cash and cash equivalents on the balance sheet.

 InnerWorkings, Inc.

Notes to Consolidated Financial Statements

12.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at
Reporting Date Using
Significant Unobservable Inputs
(Level 3)
Contingent Consideration
Balance at December 31, 2011 (as restated)	$(77,729,672)
Contingent consideration from 2012 acquisitions	(10,419,881)
Contingent consideration payments paid in cash	4,178,407
Contingent consideration payments paid in stock	165,138
Reclassified to Due to seller	3,000,000
Change in fair value (1)	27,688,774
Foreign exchange impact (2)	(1,380,590)

Balance as of December 31, 2012 (as restated)	(54,497,824)
Contingent consideration from 2013 acquisitions	(68,165,674)
Contingent consideration payments paid in cash	4,297,803
Contingent consideration payments paid in stock	614,216
Change in fair value (1)	31,330,567
Foreign exchange impact (2)	(911,549)

Balance as of December 31, 2013	$(87,332,461)

(1)
Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within selling, general and administrative expenses on the consolidated statements of income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

13.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2011, 2012 and 2013, respectively, 1,576,582, 1,099,604 and 4,288,084 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2011, 2012, and 2013, is as follows:

	Years Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Numerator:
Net income (loss)	$16,616,026	$38,794,022	$(8,660,349)

Denominator:
Denominator for basic earnings per share—weighted-average shares	46,428,443	48,811,218	50,875,131
Effect of dilutive securities:
Employee stock options and restricted common shares	2,352,584	2,411,260	-
Contingently issuable shares	36,603	17,598	-

Denominator for dilutive earnings per share	48,817,630	51,240,076	50,875,131

Basic earnings per share	$0.36	$0.79	$(0.17)
Diluted earnings per share	$0.34	$0.76	$(0.17)

14.	Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2012 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 900,000, from 4,750,000 to 5,650,000. The Company’s policy is to issue shares resulting from the exercise of stock options and conversion of restricted stock as new shares.

The Company recorded $4.0 million, $6.2 million and $4.7 million in compensation expense related to stock-based compensation, for the years ended December 31, 2011, 2012 and 2013, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2013 ranged from 7% to 8.5% for various types of employees. In the fourth quarter of 2012, the Company recorded $2,047,405 of additional stock-based compensation expense for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

 InnerWorkings, Inc.

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

Stock Options

A summary of stock option activity for the years ended December 31, 2011, 2012 and 2013 is as follows:

	Outstanding	Weighted-Average	Aggregate
	Options	Exercise Price	Intrinsic Value
Outstanding at December 31, 2010	5,343,637	$4.33	$16,638,131
Granted	917,552	8.05	-
Exercised	(298,770)	1.18	2,301,618
Forfeited	(11,938)	10.23	-

Outstanding at December 31, 2011	5,950,481	5.07	28,048,306
Granted	538,933	12.15	-
Exercised	(2,474,713)	2.23	23,936,039
Forfeited	(93,519)	7.35	-

Outstanding at December 31, 2012	3,921,182	7.80	23,767,012
Granted	226,971	14.60	-
Exercised	(415,480)	4.83	3,190,219
Forfeited	(179,139)	8.97	-

Outstanding at December 31, 2013	3,553,534	$8.52	$4,778,565

Options vested at December 31, 2013	2,569,366	$7.63	$4,579,822

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2011, 2012 and 2013, which vest ratably from one to five years, are as follows:

		Weighted-Average
	Options Granted	Fair Value	Exercise Prices
2011	917,552	$4.10	$6.36 - $8.66
2012	538,933	5.99	$11.97 - $14.39
2013	226,971	5.58	$10.76 - $15.05

Vested options totaled 4,133,373, 2,458,206 and 2,569,366 as of December 31, 2011, 2012 and 2013, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2011, 2012 and 2013, respectively. These amounts change based on the fair market value of the Company’s stock which was $9.31, $13.78 and $7.79 on the last business day of the years ended December 31, 2011, 2012 and 2013, respectively.

 InnerWorkings, Inc.

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

Using the Black-Scholes option valuation model and the assumptions listed below, the Company recorded $2.0 million, $3.0 million and $2.1 million in compensation expense related to stock options. The following assumptions were utilized in the valuation for options granted in 2011, 2012 and 2013:

	2011	2012	2013
Dividend yield	—%	—%	—%
Risk-free interest rate	1.33%-2.90%	1.03%-1.67%	1.32%-1.41%
Expected life	7 years	6-7 years	6 years
Volatility	47.5%	38.0%-47.5%	38.0%

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company believes that its historical experience provides the best estimate of future expected life. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term.

There was $3.5 million, $3.9 million and $2.9 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2011, 2012 and 2013, respectively. This cost was expected to be recognized over a weighted average period of 2.8, 3.1 and 2.6 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2013:

Options Outstanding				Options Vested
			Weighted-		Weighted-
	Number	Weighted-	Average	Number	Average
Exercise Price	Outstanding	Average Life	Exercise Price	Exercisable	Exercise Price
$0.65 - $4.92	780,258	2.43	$3.63	774,640	$3.63
$5.19 - $7.86	1,024,824	5.75	6.31	845,106	6.19
$8.07 - $11.97	654,980	7.35	9.35	330,665	9.23
$12.10 - $16.41	1,093,472	6.46	13.59	618,955	13.74

	3,553,534	5.54	$8.52	2,569,366	$7.63

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense for the year ended December 31, 2011, 2012 and 2013 was $2.0 million, $3.2 million and $2.6 million, respectively.

 InnerWorkings, Inc.

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

The Company granted 490,074, 306,296 and 448,158 restricted common shares to employees during the years ended December 31, 2011, 2012 and 2013, respectively. A summary of restricted share activity is as follows:

	Outstanding Restricted Common Shares	Weighed- Average Grant- Date Fair Value
Nonvested Restricted Common Shares at December 31, 2010	690,377	$6.72
Granted	490,074	8.09
Vested and transferred to unrestricted common stock	(368,879)	6.93
Forfeited	(27,756)	5.71

Nonvested Restricted Common Shares at December 31, 2011	783,816	7.52
Granted	306,296	11.92
Vested and transferred to unrestricted common stock	(362,116)	8.86
Forfeited	(35,864)	7.02

Nonvested Restricted Common Shares at December 31, 2012	692,132	8.95
Granted	448,158	11.46
Vested and transferred to unrestricted common stock	(278,461)	9.22
Forfeited	(127,279)	8.56

Nonvested Restricted Common Shares at December 31, 2013	734,550	$10.45

There was $3.3 million, $3.6 million and $4.5 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2011, 2012 and 2013, respectively. This cost was expected to be recognized over a weighted average period of 2.9, 2.8 and 2.9 years, as of December 31, 2011, 2012 and 2013, respectively.

15.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2011, 2012 and 2013, total costs incurred from the Company’s contributions to the 401(k) plan were $0.7 million, $0.5 million and $0.1 million, respectively.

16.	Related Party Transactions

Investment in Echo Global Logistics, Inc.

In February 2005, the Company acquired shares of common stock of Echo Global Logistics, Inc. (Echo), a technology enabled transportation and logistics business process outsourcing firm. Two former members of our Board of Directors, Eric P. Lefkofsky and Peter J. Barris, were also directors of Echo during 2012. In addition, Jack M. Greenberg and Eric D. Belcher have a direct and/or an indirect ownership interest in Echo. Following Echo’s initial public offering in October 2009, the Company has periodically sold shares of Echo common stock.

The Company sold 285,911 and 69,831 of its shares of Echo common stock for $3.9 million and $1.2 million and recorded a gain on sale of investment of $3.9 million and $1.2 million for the years ended December 31, 2011 and 2012, respectively. The gain on sale of investment is included in other income. The number of shares sold, proceeds and gain on sale for the year ended December 31, 2013 is immaterial.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

16.	Related Party Transactions (Continued)

The Company classified its shares of Echo’s common stock as “available for sale” in accordance with ASC 320, Investments—Debt and Equity Securities. The investment was stated at fair value based on market prices, with any unrealized gains and losses included as a separate component of stockholders’ equity. Any realized gains and losses and interest and dividends have been determined using the specific identification method and included in other income. At December 31, 2013, the Company no longer owned any shares of Echo’s common stock.

Agreements and Services with Related Parties

The Company provides print procurement services to Echo. The total amount billed for such print procurement services during the years ended December 31, 2011, 2012 and 2013 were approximately $0.1 million, $0.1 million and $0.2 million, respectively. In addition, Echo has provided transportation services to the Company. As consideration for these services, Echo billed the Company approximately $8.7 million, $10.8 million and $12.8 million for the years ended December 31, 2011, 2012 and 2013, respectively. The net amounts payable to Echo at December 31, 2012 and 2013 were $1.4 million and $2.1 million, respectively.

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors since August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the years ended December 31, 2011, 2012 and 2013 was $0.5 million, $0.6 million and $0.7 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Co. billed the Company $0.4 million, $0.4 million and $0.5 million for the years ended December 31, 2011, 2012 and 2013, respectively. The net amounts payable to Arthur J. Gallagher & Co. as of December 31, 2012 and 2013 were immaterial.

17.	Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. Effective as of the third quarter of 2013, the Company changed the organization of its business segments to divide the International segment into two segments, Latin America and EMEA. This change was the result of the varying financial performance and economic conditions in recent periods which necessitated financial information to be reviewed by the CODM and for segment management to be organized under the CODM at this level. The Company is now organized and managed as three business segments: North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

17.	Business Segments (Continued)

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Fiscal 2013:
Net revenues from third parties	$657,989	$88,016	$144,955	$-	$890,960
Net revenues from other segments	33	1,270	75	(1,378)	-
Total net revenues	658,022	89,286	145,030	(1,378)	890,960
Adjusted EBITDA (1)	51,873	3,098	764	(28,834)	26,901
Total assets	431,562	29,841	119,531	33,733	614,667
Fiscal 2012 (as restated):
Net revenues from third parties	648,732	57,575	83,278	-	789,585
Net revenues from other segments	68	1,625	27	(1,720)	-
Total net revenues	648,800	59,200	83,305	(1,720)	789,585
Adjusted EBITDA (1)	61,890	1,745	(2,664)	(23,754)	37,217
Total assets	330,159	23,219	139,466	21,936	514,780
Fiscal 2011 (as restated):
Net revenues from third parties	541,036	42,979	48,299	-	632,314
Net revenues from other segments	11	-	413	(424)	-
Total net revenues	541,047	42,979	48,712	(424)	632,314
Adjusted EBITDA (1)	47,945	1,497	3,061	(17,365)	35,138
Total assets	322,460	18,785	108,633	10,405	460,283

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated income before income taxes (in thousands):

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

17.	Business Segments (Continued)

	Year Ended December 31,
	2011	2012	2013
	(as restated)	(as restated)
Adjusted EBITDA	$35,138	$37,217	$26,901
Depreciation and amortization	(10,172)	(10,791)	(13,664)
Stock-based compensation	(3,976)	(6,193)	(4,733)
Change in fair value of contingent consideration	1,702	27,689	31,331
Preference claim charge	(950)	(1,099)	-
VAT settlement charge	-	(1,485)	-
Payments to former owner of Productions Graphics, net of cash recovered	402	411	(2,624)
Goodwill impairment charge	-	-	(37,908)
Restructuring and other charges	-	-	(4,322)
Legal fees in connection with patent infringement	-	-	(961)
Total other income (expense)	1,879	(1,081)	(3,236)

Income (loss) before income taxes	$24,023	$44,668	$(9,216)

The Company had long-lived assets, consisting of net property and equipment, in the United States of $10.3 million, $13.9 million and $18.1 million at December 31, 2011, 2012 and 2013, respectively.  Long-lived assets in foreign countries were $1.7 million, $3.2 million and $5.6 million at December 31, 2011, 2012 and 2013, respectively.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

18.	Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of income and quarterly earnings per share data for the years ended December 31, 2012 and 2013 (in thousands). With the exception of the fourth quarter of 2013, the tables have been restated to correct for the items described in Note 19.  See Notes 19 and 20 for additional information and reconciliations from the amounts as originally reported to the applicable restated amounts:

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter

	(In thousands, except per share data)
	(as restated)	(as restated)	(as restated)
Revenue	$204,577	$210,876	$232,630	$242,877
Gross profit	46,350	48,177	53,181	54,318
Net income (loss)	(2,801)	3,675	(9,066)	(469)
Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.18)	$(0.01)
Diluted	$(0.06)	$0.07	$(0.18)	$(0.01)

(1)	The Company acquired DB Studios, Inc. in March 2013. Financial results for this acquisition are included in the Consolidated Financial Statements beginning in March 2013.
(2)
The Company made acquisitions during the second quarter of 2013 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

(3)
The Company acquired U.S. and international businesses of EYELEVEL in July 2013 as well as one other company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

	Year Ended December 31, 2012
	First	Second	Third	Fourth
	Quarter	Quarter(1)	Quarter(2)	Quarter

	(In thousands, except per share data)
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$187,576	$201,321	$198,844	$201,844
Gross profit	40,707	47,797	45,957	43,098
Net income	4,430	3,773	4,303	26,287
Net income per share:
Basic	$0.09	$0.08	$0.09	$0.53
Diluted	$0.09	$0.07	$0.08	$0.51

(1)
The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in April 2012.

(2)
The Company made acquisitions during the second quarter of 2012 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning in August 2012.

InnerWorkings, Inc.

 Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements

As a result of an internal review conducted by the Company, with the assistance of outside independent counsel it was determined that the former owner of Productions Graphics and other company personnel, engaged in fraudulent activities that resulted in improper revenue recognition that affected the results of previously filed annual and interim financial information. As a result, the Company restated its consolidated financial statements for the annual and interim periods ended December 31, 2011, March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2103 and September 30, 2013.

The aforementioned errors related primarily to the former owner of Production Graphics directing the issuance of fraudulent invoices to purported customers which directly caused the Company to overstate revenue during 2011 and 2012 (the “Transactions”) for which the Company received payments on a portion of the Transactions. The recognition of this revenue resulted in the Company issuing earn-out payments of $1.5 million in 2012 related to the 2011 earn-out target and $7.8 million in 2013 related to the 2012 earn-out target, to the former owner of Productions Graphics which otherwise would not have been earned. The Company has restated its prior period financial statements to make the following corrections:

⋅	reversed the revenue and associated accounts receivable recognized in connection with the Transactions in the years ended December 31, 2011 of $1.8 million and 2012 of $7.2 million;
⋅
recorded the cash received by the Company in connection with the Transactions in the years ended December 31, 2011 of $0.4 million, 2012 of $2.0 million and 2013 of $5.1 million as a reduction of selling, general and administrative expense;

⋅
because the reversal of the revenue recognized in connection with the Transactions means the applicable earn-out targets were not achieved and the Company’s calculations of the fair value of contingent consideration was not performed correctly:

-
the amount due under the contingent consideration liability decreased as of December 31, 2011 by $1.5 million (for the effect of not reaching the 2011 earn-out target), resulting in income related to the change in the fair value of the contingent consideration of $1.5 million;

-
the amount due under the contingent consideration liability decreased as of December 31, 2012 by $25.0 million (including the effect of not reaching the 2012 earn-out target and not earning the associated $7.8 million earn-out payment and revisions to the estimated future earn-out targets of $17.2 million), resulting in income related to the change in the fair value of the contingent consideration; and

-
recorded the amounts of the earn-out payments when they were paid to the former owner of Productions Graphics in 2012 of $1.5 million and 2013 of $7.8 million as selling, general and administrative expense;

⋅	recorded the income tax effects of the corrections described above.

The Company also recorded balance sheet adjustments unrelated to the Transactions which include (i) corrections to purchase price allocations recorded in the year ended December 31, 2012 related to deferred tax liabilities, contingent consideration liabilities and intangible assets acquired in order to push back final fair value adjustments to the period of acquisition; (ii) corrections to the classification of current liabilities to noncurrent liabilities; and (iii) other various balance sheet classification corrections.

Additionally, the Company recorded various other corrections to the prior period financial statements which were immaterial individually and in the aggregate.

The aggregate net impact of the corrections across all affected periods is a net decrease in income before taxes of $2.2 million.  The net impact includes a decrease in income before taxes of $0.5 million for the year ended December 31, 2011, an increase in income before taxes of $17.3 million for the year ended December 31, 2012, and a decrease in income before taxes of $19.1 million for the nine months ended September 30, 2013.

The prior period financial statements included in this filing have been restated to reflect these corrections. The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding restated amounts. Restated quarterly financial statements, including reconciliations to the amounts as originally reported, are included in Note 20.

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of income amounts

		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Year Ended December 31, 2011:
Revenue	$633,846,120	$(1,852,243)	$319,845	$632,313,722
Cost of goods sold	484,483,592	165,516	282,730	484,931,838
Gross profit	149,362,528	(2,017,759)	37,115	147,381,884
Selling, general and administrative expenses	115,771,805	(401,740)	448,000	115,818,065
Change in fair value of contingent consideration	(147,529)	(1,554,000)	-	(1,701,529)
Income from operations	22,616,494	(62,019)	(410,885)	22,143,590
Income before taxes	24,495,616	(62,019)	(410,885)	24,022,712
Income tax expense	8,102,609	(534,856)	(161,067)	7,406,686
Net income	16,393,007	472,837	(249,818)	16,616,026
Basic earnings per share	0.35	0.01	-	0.36
Diluted earnings per share	0.34	0.01	(0.01)	0.34

Year Ended December 31, 2012:
Revenue	$797,698,870	$(7,793,984)	$(319,845)	$789,585,041
Cost of goods sold	612,275,393	33,831	(282,730)	612,026,494
Gross profit	185,423,477	(7,827,815)	(37,115)	177,558,547
Selling, general and administrative expenses	146,357,262	(250,688)	17,040	146,123,614
Change in fair value of contingent consideration	(2,724,978)	(24,963,796)	-	(27,688,774)
Income from operations	28,416,267	17,386,669	(54,155)	45,748,781
Income before taxes	27,335,129	17,386,669	(54,155)	44,667,643
Income tax expense	8,223,241	(2,328,391)	(21,229)	5,873,621
Net income	19,111,888	19,715,060	(32,926)	38,794,022
Basic earnings per share	0.39	0.40	-	0.79
Diluted earnings per share	0.37	0.38	-	0.76

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of comprehensive income amounts

		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Year Ended December 31, 2011:
Net income	$16,393,007	$472,837	$(249,818)	$16,616,026
Comprehensive income	13,726,957	472,837	(249,818)	13,949,976

Year Ended December 31, 2012:
Net income	$19,111,888	$19,715,060	$(32,926)	$38,794,022
Foreign currency translation adjustments	608,813	67,459	-	676,272
Other comprehensive income (loss), before tax	(501,425)	67,459	-	(433,966)
Other comprehensive income (loss), net of tax	(62,869)	67,459	-	4,590
Comprehensive income	19,049,019	19,782,519	(32,926)	38,798,612

Restated consolidated balance sheet amounts

		Adjustments
	As Reported	Productions Graphics	Other	As Restated
As of December 31, 2012:
Accounts receivable	$149,246,568	$(7,141,947)	$-	$142,104,621
Inventories	17,406,863	-	955,419	18,362,282
Prepaid expenses	16,210,053	-	(182,040)	16,028,013
Other current assets	21,051,907	-	195,624	21,247,531
Total current assets	253,445,934	(7,141,947)	969,003	247,272,990
Goodwill	214,086,880	-	(1,290,458)	212,796,422
Total intangibles and other assets	251,719,264	-	(1,290,458)	250,428,806
Total assets	522,243,582	(7,141,947)	(321,455)	514,780,180

Accounts payable-trade	$121,132,051	$199,347	$1,036,419	$122,367,817
Due to seller	10,796,850	(7,796,850)	-	3,000,000
Other liabilities	8,111,051	-	(1,317,255)	6,793,796
Accrued expenses	17,558,675	(2,632,853)	(35,672)	14,890,150
Total current liabilities	165,394,116	(10,230,357)	(316,507)	154,847,252
Deferred income taxes	5,000,740	-	(1,039,459)	3,961,281
Contingent consideration, net of current portion	63,869,281	(17,166,946)	-	46,702,335
Other long-term liabilities	-	-	1,317,255	1,317,255
Total liabilities	299,264,137	(27,397,303)	(38,711)	271,828,123
Accumulated other comprehensive income	205,462	67,459	-	272,921
Retained earnings	91,721,296	20,187,897	(282,744)	111,626,449
Total stockholders' equity	222,979,445	20,255,356	(282,744)	242,952,057
Total liabilities and stockholders' equity	522,243,582	(7,141,947)	(321,455)	514,780,180

                    InnerWorkings, Inc.

 Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of cash flows amounts

		Adjustments
	As Reported	Productions Graphics	Other	As Restated
Year Ended December 31, 2011:
Net income	$16,393,007	$472,837	$(249,818)	$16,616,026
Deferred income taxes	1,228,443	-	(478,567)	749,876
Change in fair value of contingent consideration liability	(147,529)	(1,554,000)	-	(1,701,529)
Accounts receivable and unbilled revenue	(24,785,185)	1,450,503	(2,071,845)	(25,406,527)
Inventories	(3,326,116)	-	471,482	(2,854,634)
Prepaid expenses and other	(2,715,853)	-	80,000	(2,635,853)
Accounts payable	25,432,811	165,516	1,853,248	27,451,575
Accrued expenses and other	4,024,780	(534,856)	395,500	3,885,424
Net cash provided by operating activities	27,830,536	-	-	27,830,536
Payments for acquisitions, net of cash acquired	(17,097,159)	2,314,362	-	(14,782,797)
Net cash used in investing activities	(33,575,352)	2,314,362	-	(31,260,990)
Payments of contingent consideration	-	(2,314,362)	-	(2,314,362)
Net cash provided by financing activites	14,067,712	(2,314,362)	-	11,753,350

Year Ended December 31, 2012:
Net income	$19,111,888	$19,715,060	$(32,926)	$38,794,022
Deferred income taxes	1,090,502	-	(2,085,720)	(995,218)
Change in fair value of contingent consideration liability	(2,724,978)	(24,963,796)	-	(27,688,774)
Accounts receivable and unbilled revenue	(23,278,410)	5,691,444	2,740,961	(14,846,005)
Inventories	(2,134,490)	-	(955,419)	(3,089,909)
Prepaid expenses and other	(13,063,957)	-	(13,584)	(13,077,541)
Accounts payable	13,582,947	33,831	1,201,935	14,818,713
Accrued expenses and other	6,616,912	(1,601,244)	(855,247)	4,160,421
Net cash provided by operating activities	10,536,440	(1,124,705)	-	9,411,735
Payments for acquisitions, net of cash acquired	(1,127,954)	-	-	(1,127,954)
Net cash used in investing activities	(14,706,533)	-	-	(14,706,533)
Payments of contingent consideration	(8,303,112)	1,124,705	-	(7,178,407)
Net cash provided by financing activites	8,458,783	1,124,705	-	9,583,488

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited)

As discussed in greater detail in Note 19 - Restatement of Prior Period Financial Statements, the Company determined that it needed to restate its previously issued consolidated financial information for the quarterly periods ended March 31, 2012, June 30, 2012, September 30, 2012, December 31, 2012, March 31, 2013, June 30, 2103 and September 30, 2013. The following tables summarize the effects of the restatements on our previously issued unaudited condensed consolidated financial statements.

Condensed consolidated statements of income (unaudited)

	Three Months Ended March 31,
	2012	2013
	(as restated)	(as restated)
Revenue	$187,577,031	$204,577,416
Cost of goods sold	146,870,289	158,227,615
Gross profit	40,706,742	46,349,801
Operating expenses:
Selling, general and administrative expenses	31,115,144	47,111,617
Depreciation and amortization	2,444,096	2,465,667
Change in fair value of contingent consideration	200,141	608,832
Income (loss) from operations	6,947,361	(3,836,315)
Other income (expense):
Gain on sale of investment	247,697	-
Interest income	51,741	7,334
Interest expense	(698,094)	(485,107)
Other, net	138,268	(446,163)
Total other income (expense)	(260,388)	(923,936)
Income (loss) before taxes	6,686,973	(4,760,251)
Income tax expense (benefit)	2,257,759	(1,958,977)
Net (loss) income	$4,429,214	$(2,801,274)

Basic earnings (loss) per share	$0.09	$(0.06)
Diluted earnings (loss) per share	$0.09	$(0.06)

Comprehensive income (loss)	$4,861,474	$(4,718,963)

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$201,321,036	$210,875,626	$388,898,067	$415,453,042
Cost of goods sold	153,523,598	162,699,024	300,393,887	320,926,639
Gross profit	47,797,438	48,176,602	88,504,180	94,526,403
Operating expenses:
Selling, general and administrative expenses	38,381,812	41,347,183	69,496,956	88,458,800
Depreciation and amortization	2,936,981	2,648,396	5,381,077	5,114,063
Change in fair value of contingent consideration	266,544	(1,649,389)	466,685	(1,040,557)
Income from operations	6,212,101	5,830,412	13,159,462	1,994,097
Other income (expense):
Gain on sale of investment	247,875	-	495,572	-
Interest income	43,047	555	94,788	7,889
Interest expense	(660,492)	(514,825)	(1,358,586)	(999,932)
Other, net	(124,329)	25,510	13,939	(420,653)
Total other income (expense)	(493,899)	(488,760)	(754,287)	(1,412,696)
Income before taxes	5,718,202	5,341,652	12,405,175	581,401
Income tax expense (benefit)	1,944,378	1,666,131	4,202,137	(292,846)
Net income	$3,773,824	$3,675,521	$8,203,038	$874,247

Basic earnings per share	$0.08	$0.07	$0.17	$0.02
Diluted earnings per share	$0.07	$0.07	$0.16	$0.02

Comprehensive income (loss)	$2,829,531	$3,477,251	$7,691,005	$(1,241,712)

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$198,843,932	$232,629,788	$587,741,999	$648,082,830
Cost of goods sold	152,887,337	179,448,580	453,281,224	500,375,219
Gross profit	45,956,595	53,181,208	134,460,775	147,707,611
Operating expenses:
Selling, general and administrative expenses	36,299,315	44,724,982	105,796,271	133,183,782
Depreciation and amortization	2,696,255	3,880,431	8,077,332	8,994,494
Change in fair value of contingent consideration	330,791	(29,627,005)	797,476	(30,667,562)
Goodwill impairment charge	-	37,908,000	-	37,908,000
Restructuring and other charges	-	4,321,862	-	4,321,862
Income (loss) from operations	6,630,234	(8,027,062)	19,789,696	(6,032,965)
Other income (expense):
Gain on sale of investment	346,836	-	842,408	-
Interest income	10,667	14,887	105,455	22,776
Interest expense	(633,085)	(820,081)	(1,991,671)	(1,820,013)
Other, net	108,667	77,147	122,606	(343,506)
Total other income (expense)	(166,915)	(728,047)	(921,202)	(2,140,743)
Income (loss) before taxes	6,463,319	(8,755,109)	18,868,494	(8,173,708)
Income tax expense (benefit)	2,159,825	310,961	6,361,962	18,115
Net income (loss)	$4,303,494	$(9,066,070)	$12,506,532	$(8,191,823)

Basic earnings (loss) per share	$0.09	$(0.18)	$0.26	$(0.16)
Diluted earnings (loss) per share	$0.08	$(0.18)	$0.25	$(0.16)

Comprehensive income (loss)	$4,724,259	$(5,694,098)	$12,415,264	$(6,935,810)

Quarterly financial data (unaudited)

	Three Months Ended December 31, 2012
	As Reported	Adjustments	As Restated
Revenue	$207,987	$(6,143)	$201,844
Gross profit	49,303	(6,205)	43,098
Net income	5,974	20,313	26,287
Net income per share:
Basic	$0.12	$0.41	$0.53
Diluted	$0.12	$0.39	$0.51

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

Condensed consolidated balance sheets (unaudited)

	March 31, 2013	June 30, 2013	September 30, 2013
	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$10,609,171	$14,164,356	$19,224,801
Accounts receivable, net of allowance for doubtful accounts	145,033,144	148,458,376	165,267,866
Unbilled revenue	30,191,086	27,041,664	28,920,833
Inventories	15,310,762	16,390,726	29,423,436
Prepaid expenses	19,830,132	16,226,314	10,639,529
Deferred income taxes	1,541,351	1,440,660	3,059,701
Other current assets	20,934,611	18,735,224	23,766,065
Total current assets	243,450,257	242,457,320	280,302,231
Property and equipment, net	18,327,091	19,516,534	20,763,736
Intangibles and other assets:
Goodwill	250,025,226	260,714,048	250,863,723
Intangible assets, net of accumulated amortization	38,186,926	39,367,233	57,100,375
Deferred income taxes	-	-	-
Other assets	1,417,979	699,262	1,035,867
	289,630,131	300,780,543	308,999,965
Total assets	$551,407,479	$562,754,397	$610,065,932
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$126,805,292	$117,764,548	$143,548,372
Current portion of contingent consideration	26,678,442	29,241,446	24,876,636
Due to seller	943,424	685,114	1,194,520
Other liabilities	6,115,295	7,987,811	12,490,643
Accrued expenses	9,258,800	9,467,010	11,106,292
Total current liabilities	169,801,253	165,145,929	193,216,463
Revolving credit facility	70,500,000	78,300,000	91,500,000
Deferred income taxes	5,117,858	5,760,815	15,989,408
Contingent consideration, net of current portion	60,712,734	63,083,023	64,212,585
Other long-term liabilities	1,500,705	1,406,296	1,369,131
Total liabilities	307,632,550	313,696,063	366,287,587
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 60,971,436, 61,268,422 and 61,363,632 shares issued, 50,623,049, 50,932,298 and 51,250,323 shares outstanding, respectively	6,097	6,127	6,136
Additional paid-in capital	201,550,716	203,233,352	201,158,609
Treasury stock at cost, 10,336,124, 10,113,309 and 10,113,309 shares, respectively	(64,962,291)	(64,824,042)	(62,312,100)
Accumulated other comprehensive income	(1,644,768)	(1,843,038)	1,528,935
Retained earnings	108,825,175	112,485,935	103,396,765
Total stockholders' equity	243,774,929	249,058,334	243,778,345
Total liabilities and stockholders' equity	$551,407,479	$562,754,397	$610,065,932

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.      Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	March 31,	June 30,	September 30,
	2012	2012	2012
	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$15,665,972	$11,971,416	$9,156,463
Short-term investments	888,897	793,707	362,259
Accounts receivable, net of allowance for doubtful accounts	146,907,627	139,259,771	152,529,957
Unbilled revenue	30,883,113	33,512,456	33,630,255
Inventories	12,198,821	11,787,614	14,401,850
Prepaid expenses	10,696,763	11,288,934	14,109,383
Deferred income taxes	1,463,492	1,734,274	1,681,213
Other current assets	24,697,846	19,574,702	36,286,672
Total current assets	243,402,531	229,922,874	262,158,052
Property and equipment, net	12,168,279	13,707,584	14,531,012
Intangibles and other assets:
Goodwill	199,257,989	202,761,094	211,191,783
Intangible assets, net of accumulated amortization	37,268,369	36,918,524	36,594,576
Deferred income taxes	3,715,207	3,716,284	2,695,971
Other assets	791,106	1,061,292	1,043,296
	241,032,671	244,457,194	251,525,626
Total assets	$496,603,481	$488,087,652	$528,214,690
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$120,157,340	$100,268,319	$125,889,990
Current portion of contingent consideration	16,199,571	15,396,575	16,923,240
Due to seller	1,532,592	-	-
Other liabilities	7,633,577	9,587,750	7,086,530
Accrued expenses	15,050,039	12,148,857	12,076,796
Total current liabilities	160,573,119	137,401,501	161,976,556
Revolving credit facility	71,400,000	73,000,000	74,000,000
Deferred income taxes	6,833,274	7,002,310	7,301,933
Contingent consideration, net of current portion	63,411,139	66,107,784	69,546,954
Other long-term liabilities	1,370,976	1,354,311	1,379,506
Total liabilities	303,588,508	284,865,906	314,204,949
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 shares authorized, 58,961,117, 59,833,466 and 60,460,457 shares issued, 48,123,303, 49,184,937 and 49,924,994 shares outstanding, respectively	5,896	5,983	6,046
Additional paid-in capital	185,458,845	190,769,991	195,558,997
Treasury stock at cost, 10,837,814, 10,648,529 and 10,535,463 shares, respectively	(70,479,927)	(68,345,991)	(67,071,323)
Accumulated other comprehensive income	700,591	(243,701)	177,063
Retained earnings	77,329,568	81,035,464	85,338,958
Total stockholders' equity	193,014,973	203,221,746	214,009,741
Total liabilities and stockholders' equity	$496,603,481	$488,087,652	$528,214,690

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

Condensed consolidated statements of cash flows (unaudited)

	Three Months Ended March 31,
	2012	2013
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$4,429,214	$(2,801,274)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,444,096	2,465,667
Stock-based compensation expense	1,047,645	973,193
Deferred income taxes	902,380	585,098
Gain on sale of investment	(247,697)	-
Bad debt provision	145,447	13,844
Excess tax benefit from exercise of stock awards	(4,163,793)	(951,066)
Change in fair value of contingent consideration liability	200,141	608,832
Other operating activities	30,254	55,629
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(21,904,760)	(1,304,702)
Inventories	1,648,396	2,920,270
Prepaid expenses and other	(10,351,793)	(3,098,782)
Change in liabilities, net of acquisitons:
Accounts payable	16,003,529	3,710,942
Accrued expenses and other	2,344,303	(4,020,290)
Net cash used in operating activities	(7,472,638)	(842,639)

Cash flows from investing activities
Purchases of property and equipment	(1,862,648)	(2,886,245)
Payments for acquisitions, net of cash acquired	(1,587,576)	(6,261,942)
Proceeds from sale of marketable securities	249,540	-
Other investing activities	11,567	-
Net cash used in investing activities	(3,189,117)	(9,148,187)

Cash flows from financing activities
Net borrowings (repayments) from revolving credit facility and short-term debt	11,400,000	5,500,000
Payments of contingent consideration	(3,228,375)	(3,720,821)
Proceeds from exercise of stock options	555,355	846,541
Excess tax benefit from exercise of stock awards	4,163,793	951,066
Other financing activities	(4,349)	(36,642)
Net cash provided by financing activites	12,886,424	3,540,144

Effect of exchange rate changes on cash and cash equivalents	221,918	(159,046)
Increase (decrease) in cash and cash equivalents	2,446,587	(6,609,728)
Cash and cash equivalents, beginning of period	13,219,385	17,218,899
Cash and cash equivalents, end of period	$15,665,972	$10,609,171

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	Six Months Ended June 30,
	2012	2013
	(as restated)	(as restated)
Cash flows from operating activities
Net income	$8,203,038	$874,247
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,381,077	5,114,063
Stock-based compensation expense	2,451,374	2,054,106
Deferred income taxes	806,152	720,547
Gain on sale of investment	(495,572)	-
Bad debt provision	352,332	158,730
Excess tax benefit from exercise of stock awards	(7,447,068)	(1,066,357)
Change in fair value of contingent consideration liability	466,685	(1,040,557)
Other operating activities	81,728	111,258
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(15,750,384)	1,449,472
Inventories	1,984,370	1,984,593
Prepaid expenses and other	(6,975,351)	4,288,640
Change in liabilities, net of acquisitons:
Accounts payable	(5,392,463)	(7,511,701)
Accrued expenses and other	5,212,828	(4,227,037)
Net cash provided by (used in) operating activities	(11,121,254)	2,910,004

Cash flows from investing activities
Purchases of property and equipment	(5,045,823)	(5,822,741)
Payments for acquisitions, net of cash acquired	287,396	(11,559,092)
Payments to seller for acquisitions closed prior to 2009	(3,000,000)	-
Proceeds from sale of marketable securities	499,122	-
Other investing activities	11,567	-
Net cash used in investing activities	(7,247,738)	(17,381,833)

Cash flows from financing activities
Net borrowings (repayments) from revolving credit facility and short-term debt	13,000,000	13,300,000
Payments of contingent consideration	(4,367,253)	(4,664,219)
Proceeds from exercise of stock options	1,171,660	1,842,044
Excess tax benefit from exercise of stock awards	7,447,068	1,066,357
Other financing activities	(7,270)	(36,642)
Net cash provided by financing activites	17,244,205	11,507,540

Effect of exchange rate changes on cash and cash equivalents	(123,182)	(90,254)
Decrease in cash and cash equivalents	(1,247,969)	(3,054,543)
Cash and cash equivalents, beginning of period	13,219,385	17,218,899
Cash and cash equivalents, end of period	$11,971,416	$14,164,356

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	Nine Months Ended September 30,
	2012	2013
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$12,506,532	$(8,191,823)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,077,332	8,994,494
Stock-based compensation expense	3,171,073	3,036,188
Deferred income taxes	1,908,788	4,026,444
Gain on sale of investment	(842,408)	-
Bad debt provision	856,098	372,482
Excess tax benefit from exercise of stock awards	(8,352,190)	1,768,277
Change in fair value of contingent consideration liability	797,476	(30,667,562)
Goodwill impairment charge	-	37,908,000
Reduction of prepaid commissions	-	3,939,974
Other operating activities	-	166,888
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(28,134,374)	(6,171,498)
Inventories	397,738	(7,321,557)
Prepaid expenses and other	(26,239,457)	999,626
Change in liabilities, net of acquisitons:	-	-
Accounts payable	18,587,299	6,752,468
Accrued expenses and other	3,040,904	(6,148,551)
Net cash provided by (used in) operating activities	(14,225,189)	9,463,850

Cash flows from investing activities
Purchases of property and equipment	(7,462,169)	(8,690,905)
Payments for acquisitions, net of cash acquired	(946,060)	(19,795,603)
Payments to seller for acquisitions closed prior to 2009	(3,000,000)	-
Proceeds from sale of marketable securities	603,053	-
Other investing activities	11,567	-
Net cash used in investing activities	(10,793,609)	(28,486,508)

Cash flows from financing activities
Net borrowings (repayments) from revolving credit facility and short-term debt	14,000,000	26,500,000
Payments of contingent consideration	(5,015,639)	(5,489,373)
Proceeds from exercise of stock options	3,958,789	1,939,274
Excess tax benefit from exercise of stock awards	8,352,190	(1,768,277)
Other financing activities	(7,270)	(274,052)
Net cash provided by financing activites	21,288,070	20,907,572

Effect of exchange rate changes on cash and cash equivalents	(332,194)	120,988
Increase (decrease) in cash and cash equivalents	(4,062,922)	2,005,902
Cash and cash equivalents, beginning of period	13,219,385	17,218,899
Cash and cash equivalents, end of period	$9,156,463	$19,224,801

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

Reconciliation of restated quarterly financial statement amounts (unaudited)

Restated consolidated statements of income amounts (unaudited)

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2013
		Adjustments				Adjustments
	As Reported	Productions Graphics	Other	As Restated	As Reported	Productions Graphics	Other	As Restated
Revenue	$188,546,402	$(649,526)	$(319,845)	$187,577,031	$204,316,125	$261,291	$-	$204,577,416
Cost of goods sold	147,153,019	-	(282,730)	146,870,289	158,323,630	(96,015)	-	158,227,615
Gross profit	41,393,383	(649,526)	(37,115)	40,706,742	45,992,495	357,306	-	46,349,801
Selling, general and administrative expenses	32,883,123	(1,410,979)	(357,000)	31,115,144	41,126,957	6,308,660	(324,000)	47,111,617
Income (loss) from operations	5,866,023	761,453	319,885	6,947,361	1,791,039	(5,951,355)	324,001	(3,836,315)
Income (loss) before taxes	5,605,635	761,453	319,885	6,686,973	867,103	(5,951,355)	324,001	(4,760,251)
Income tax expense (benefit)	1,917,947	214,417	125,395	2,257,759	(28,027)	(2,057,958)	127,008	(1,958,977)
Net income (loss)	3,687,688	547,036	194,490	4,429,214	895,130	(3,893,397)	196,993	(2,801,274)
Basic earnings (loss) per share	0.08	0.01	-	0.09	0.02	(0.08)	-	(0.06)
Diluted earnings (loss) per share	0.07	0.01	0.01	0.09	0.02	(0.07)	-	(0.06)
Comprehensive income (loss)	4,089,394	577,590	194,490	4,861,474	(956,066)	(3,959,890)	196,993	(4,718,963)

	Three Months Ended June 30, 2012				Three Months Ended June 30, 2013
		Adjustments				Adjustments
	As Reported	Productions Graphics	Other	As Restated	As Reported	Productions Graphics	Other	As Restated
Revenue	$201,397,471	$(76,435)	$-	$201,321,036	$210,875,626	$-	$-	$210,875,626
Cost of goods sold	153,551,408	(27,810)	-	153,523,598	162,699,024	-	-	162,699,024
Gross profit	47,846,063	(48,625)	-	47,797,438	48,176,602	-	-	48,176,602
Selling, general and administrative expenses	37,377,559	1,004,253	-	38,381,812	43,907,070	(2,559,887)	-	41,347,183
Income from operations	7,264,979	(1,052,878)	-	6,212,101	3,270,525	2,559,887	-	5,830,412
Income before taxes	6,771,080	(1,052,878)	-	5,718,202	2,781,765	2,559,887	-	5,341,652
Income tax expense	2,296,680	(352,302)	-	1,944,378	878,420	787,711	-	1,666,131
Net income	4,474,400	(700,576)	-	3,773,824	1,903,345	1,772,176	-	3,675,521
Basic earnings per share	0.09	(0.01)	-	0.08	0.04	0.03	-	0.07
Diluted earnings per share	0.09	(0.02)	-	0.07	0.04	0.03	-	0.07
Comprehensive income	3,493,203	(663,672)	-	2,829,531	1,705,075	1,772,176	-	3,477,251

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2013
		Adjustments				Adjustments
	As Reported	Productions Graphics	Other	As Restated	As Reported	Productions Graphics	Other	As Restated
Revenue	$389,943,873	$(725,961)	$(319,845)	$388,898,067	$415,191,751	$261,291	$-	$415,453,042
Cost of goods sold	300,704,427	(27,810)	(282,730)	300,393,887	321,022,654	(96,015)	-	320,926,639
Gross profit	89,239,446	(698,151)	(37,115)	88,504,180	94,169,097	357,306	-	94,526,403
Selling, general and administrative expenses	70,260,682	(406,726)	(357,000)	69,496,956	85,034,027	3,748,773	(324,000)	88,458,800
Income from operations	13,131,002	(291,425)	319,885	13,159,462	5,061,564	(3,391,467)	324,000	1,994,097
Income before taxes	12,376,715	(291,425)	319,885	12,405,175	3,648,868	(3,391,467)	324,000	581,401
Income tax expense (benefit)	4,214,627	(137,885)	125,395	4,202,137	850,393	(1,270,246)	127,007	(292,846)
Net income	8,162,088	(153,540)	194,490	8,203,038	2,798,475	(2,121,221)	196,993	874,247
Basic earnings per share	0.17	-	-	0.17	0.06	(0.04)	-	0.02
Diluted earnings per share	0.16	-	-	0.16	0.05	(0.03)	-	0.02
Comprehensive income (loss)	7,582,597	(86,082)	194,490	7,691,005	749,009	(2,187,714)	196,993	(1,241,712)

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

As a result of the revised estimates of fair value as of December 31, 2012, the contingent consideration liability decreased by $17.2 million. This amount has been reflected as a reduction in the fair value adjustment originally recognized as of September 30, 2013.

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2013
		Adjustments				Adjustments
		Productions				Productions
	As Reported	Graphics	Other	As Restated	As Reported	Graphics	Other	As Restated
Revenue	$199,768,676	$(924,744)	$-	$198,843,932	$232,629,788	$-	$-	$232,629,788
Cost of goods sold	152,887,337	-	-	152,887,337	179,511,134	(62,554)	-	179,448,580
Gross profit	46,881,339	(924,744)	-	45,956,595	53,118,654	62,554	-	53,181,208
Selling, general and administrative expenses	36,253,631	(4,355)	50,040	36,299,315	45,832,645	(1,107,663)	-	44,724,982
Change in fair value of contingent consideration	330,791	-	-	330,791	(46,793,951)	17,166,946	-	(29,627,005)
Income (loss) from operations	7,600,662	(920,388)	(50,040)	6,630,234	7,969,667	(15,996,729)	-	(8,027,062)
Income (loss) before taxes	7,433,747	(920,388)	(50,040)	6,463,319	7,241,620	(15,996,729)	-	(8,755,109)
Income tax expense (benefit)	2,457,403	(277,962)	(19,616)	2,159,825	(50,301)	361,262	-	310,961
Net income (loss)	4,976,344	(642,426)	(30,424)	4,303,494	7,291,921	(16,357,992)	-	(9,066,070)
Basic earnings (loss) per share	0.10	(0.01)	-	0.09	0.14	(0.32)	-	(0.18)
Diluted earnings (loss) per share	0.10	(0.02)	-	0.08	0.14	(0.32)	-	(0.18)
Comprehensive income (loss)	5,397,109	(642,426)	(30,424)	4,724,259	10,663,894	(16,357,992)	-	(5,694,098)

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2013
		Adjustments				Adjustments
		Productions				Productions
	As Reported	Graphics	Other	As Restated	As Reported	Graphics	Other	As Restated
Revenue	$589,712,549	$(1,650,705)	$(319,845)	$587,741,999	$647,821,539	$261,291	$-	$648,082,830
Cost of goods sold	453,591,764	(27,810)	(282,730)	453,281,224	500,533,788	(158,569)	-	500,375,219
Gross profit	136,120,785	(1,622,895)	(37,115)	134,460,775	147,287,751	419,860	-	147,707,611
Selling, general and administrative expenses	106,514,313	(411,082)	(306,960)	105,796,271	130,866,672	2,641,110	(323,999)	133,183,782
Change in fair value of contingent consideration	797,476	-	-	797,476	(47,834,508)	17,166,946	-	(30,667,562)
Income (loss) from operations	20,731,664	(1,211,813)	269,845	19,789,696	13,031,231	(19,388,196)	324,000	(6,032,965)
Income (loss) before taxes	19,810,462	(1,211,813)	269,845	18,868,494	10,890,488	(19,388,196)	324,000	(8,173,708)
Income tax expense (benefit)	6,672,030	(415,847)	105,779	6,361,962	800,092	(908,984)	127,007	18,115
Net income (loss)	13,138,432	(795,966)	164,066	12,506,532	10,090,396	(18,479,213)	196,994	(8,191,823)
Basic earnings (loss) per share	0.27	(0.01)	-	0.26	0.20	(0.36)	-	(0.16)
Diluted earnings (loss) per share	0.26	(0.01)	-	0.25	0.19	(0.35)	-	(0.16)
Comprehensive income (loss)	12,979,706	(728,508)	164,066	12,415,264	11,412,903	(18,545,706)	196,993	(6,935,810)

Restated consolidated balance sheets amounts (unaudited)

	As of March 31, 2013
		Adjustments
	As Reported	Productions Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$150,492,103	$(5,458,959)	$-	$145,033,144
Prepaid expenses	19,880,172	-	(50,040)	19,830,132
Other current assets	20,914,995	-	19,616	20,934,611
Total current assets	248,939,640	(5,458,959)	(30,424)	243,450,257
Goodwill	251,315,684	-	(1,290,458)	250,025,226
Total intangibles and other assets	290,920,589	-	(1,290,458)	289,630,131
Total assets	558,187,320	(5,458,959)	(1,320,882)	551,407,479

Accounts payable-trade	$126,701,960	$103,332	$-	$126,805,292
Other liabilities	7,616,000	-	(1,500,705)	6,115,295
Accrued expenses	13,985,283	(4,690,811)	(35,672)	9,258,800
Total current liabilities	175,925,109	(4,587,479)	(1,536,377)	169,801,253
Deferred income taxes	6,317,317	-	(1,199,459)	5,117,858
Contingent consideration, net of current portion	77,879,680	(17,166,946)	-	60,712,734
Other long-term liabilities	-	-	1,500,705	1,500,705
Total liabilities	330,622,106	(21,754,424)	(1,235,132)	307,632,550
Accumulated other comprehensive income	(1,645,734)	966	-	(1,644,768)
Retained earnings	92,616,426	16,294,500	(85,751)	108,825,175
Total stockholders' equity	227,565,214	16,295,466	(85,751)	243,774,929
Total liabilities and stockholders' equity	558,187,320	(5,458,959)	(1,320,882)	551,407,479

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	As of June 30, 2013
		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$151,357,448	$(2,899,072)	$-	$148,458,376
Prepaid expenses	16,276,354	-	(50,040)	16,226,314
Other current assets	18,715,608	-	19,616	18,735,224
Total current assets	245,386,816	(2,899,072)	(30,424)	242,457,320
Goodwill	262,004,506	-	(1,290,458)	260,714,048
Total intangibles and other assets	302,071,001	-	(1,290,458)	300,780,543
Total assets	566,974,351	(2,899,072)	(1,320,882)	562,754,397

Accounts payable-trade	$117,661,216	$103,332	$-	$117,764,548
Other liabilities	9,394,107	-	(1,406,296)	7,987,811
Accrued expenses	13,405,782	(3,903,100)	(35,672)	9,467,010
Total current liabilities	170,387,665	(3,799,767)	(1,441,969)	165,145,929
Deferred income taxes	6,960,274	-	(1,199,459)	5,760,815
Contingent consideration, net of current portion	80,249,969	(17,166,946)	-	63,083,023
Other long-term liabilities	-	-	1,406,296	1,406,296
Total liabilities	335,897,908	(20,966,713)	(1,235,132)	313,696,063
Accumulated other comprehensive income	(1,844,004)	966	-	(1,843,038)
Retained earnings	94,505,010	18,066,675	(85,750)	112,485,935
Total stockholders' equity	231,076,443	18,067,640	(85,750)	249,058,334
Total liabilities and stockholders' equity	566,974,351	(2,899,072)	(1,320,882)	562,754,397

	As of September 30, 2013
		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$167,059,275	$(1,791,409)	$-	$165,267,866
Prepaid expenses	10,689,569	-	(50,040)	10,639,529
Other current assets	23,746,449	-	19,616	23,766,065
Total current assets	282,124,064	(1,791,409)	(30,424)	280,302,231
Goodwill	252,154,181	-	(1,290,458)	250,863,723
Total intangibles and other assets	310,290,423	-	(1,290,458)	308,999,965
Total assets	613,178,223	(1,791,409)	(1,320,882)	610,065,932

Accounts payable-trade	$143,507,594	$40,778	$-	$143,548,372
Other liabilities	13,859,774	-	(1,369,131)	12,490,643
Accrued expenses	14,683,802	(3,541,838)	(35,672)	11,106,292
Total current liabilities	198,122,326	(3,501,059)	(1,404,804)	193,216,463
Deferred income taxes	17,188,867	-	(1,199,459)	15,989,408
Other long-term liabilities	-	-	1,369,131	1,369,131
Total liabilities	371,023,778	(3,501,059)	(1,235,132)	366,287,587
Accumulated other comprehensive income	1,527,969	966	-	1,528,935
Retained earnings	101,773,831	1,708,684	(85,750)	103,396,765
Total stockholders' equity	242,154,445	1,709,650	(85,750)	243,778,345
Total liabilities and stockholders' equity	613,178,223	(1,791,409)	(1,320,882)	610,065,932

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.      Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	As of March 31, 2012
		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$147,099,923	$(192,296)	$-	$146,907,627
Total current assets	243,594,827	(192,296)	-	243,402,531
Goodwill	208,313,495	-	(9,055,506)	199,257,989
Intangible assets, net of accumulated amortization	25,743,759	-	11,524,610	37,268,369
Total intangibles and other assets	238,563,567	-	2,469,104	241,032,671
Total assets	494,326,673	(192,296)	2,469,104	496,603,481

Accounts payable-trade	$119,991,824	$165,516	$-	$120,157,340
Due to seller	2,620,392	(1,087,800)	-	1,532,592
Other liabilities	9,004,553	-	(1,370,976)	7,633,577
Accrued expenses	15,406,150	(320,439)	(35,672)	15,050,039
Total current liabilities	163,222,490	(1,242,723)	(1,406,648)	160,573,119
Deferred income taxes	-	-	6,833,274	6,833,274
Contingent consideration, net of current portion	67,684,309	-	(4,273,170)	63,411,139
Other long-term liabilities	-	-	1,370,976	1,370,976
Total liabilities	302,306,799	(1,242,723)	2,524,432	303,588,508
Common stock	4,812	-	1,084	5,896
Additional paid-in capital	185,459,929	-	(1,084)	185,458,845
Accumulated other comprehensive income	670,037	30,554	-	700,591
Retained earnings	76,365,023	1,019,873	(55,328)	77,329,568
Total stockholders' equity	192,019,874	1,050,427	(55,328)	193,014,973
Total liabilities and stockholders' equity	494,326,673	(192,296)	2,469,104	496,603,481

	As of June 30, 2012
		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$139,408,050	$(148,279)	$-	$139,259,771
Total current assets	230,071,153	(148,279)	-	229,922,874
Goodwill	196,756,214	-	6,004,880	202,761,094
Intangible assets, net of accumulated amortization	36,012,094	-	906,430	36,918,524
Total intangibles and other assets	237,545,884	-	6,911,310	244,457,194
Total assets	481,324,621	(148,279)	6,911,310	488,087,652

Accounts payable-trade	$100,130,613	$137,706	$-	$100,268,319
Other liabilities	10,942,061	-	(1,354,311)	9,587,750
Accrued expenses	12,857,270	(672,741)	(35,672)	12,148,857
Total current liabilities	139,326,519	(535,035)	(1,389,983)	137,401,501
Deferred income taxes	-	-	7,002,310	7,002,310
Other long-term liabilities	-	-	1,354,311	1,354,311
Total liabilities	278,434,303	(535,035)	6,966,638	284,865,906
Common stock	4,918	-	1,065	5,983
Additional paid-in capital	190,771,056	-	(1,065)	190,769,991
Accumulated other comprehensive income	(311,160)	67,459	-	(243,701)
Retained earnings	80,771,495	319,297	(55,328)	81,035,464
Total stockholders' equity	202,890,318	386,756	(55,328)	203,221,746
Total liabilities and stockholders' equity	481,324,621	(148,279)	6,911,310	488,087,652

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.      Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

	As of September 30, 2012
		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Accounts receivable, net of allowance for doubtful accounts	$153,598,624	$(1,068,667)	$-	$152,529,957
Prepaid expenses	14,159,423	-	(50,040)	14,109,383
Other current assets	36,267,056	-	19,616	36,286,672
Total current assets	263,257,143	(1,068,667)	(30,424)	262,158,052
Goodwill	204,887,280	-	6,304,503	211,191,783
Intangible assets, net of accumulated amortization	35,688,146	-	906,430	36,594,576
Total intangibles and other assets	244,314,693	-	7,210,933	251,525,626
Total assets	522,102,848	(1,068,667)	7,180,509	528,214,690

Accounts payable-trade	$125,752,284	$137,706	$-	$125,889,990
Other liabilities	8,466,036	-	(1,379,506)	7,086,530
Accrued expenses	13,063,171	(950,703)	(35,672)	12,076,796
Total current liabilities	164,204,731	(812,997)	(1,415,178)	161,976,556
Deferred income taxes	-	-	7,301,933	7,301,933
Other long-term liabilities	-	-	1,379,506	1,379,506
Total liabilities	307,751,685	(812,997)	7,266,261	314,204,949
Common stock	4,992	-	1,054	6,046
Additional paid-in capital	195,560,051	-	(1,054)	195,558,997
Accumulated other comprehensive income	109,604	67,459	-	177,063
Retained earnings	85,747,839	(323,129)	(85,752)	85,338,958
Total stockholders' equity	214,351,163	(255,670)	(85,752)	214,009,741
Total liabilities and stockholders' equity	522,102,848	(1,068,667)	7,180,509	528,214,690

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited) (Continued)

Restated consolidated statements of cash flows amounts (unaudited)

	Three Months Ended March 31, 2012				Three Months Ended March 31, 2013
		Adjustments				Adjustments
		Productions				Productions
	As Reported	Graphics	Other	As Restated	As Reported	Graphics	Other	As Restated
Net income	$3,687,688	$547,036	$194,490	$4,429,214	$895,130	$(3,893,397)	$196,993	$(2,801,274)
Accounts receivable and unbilled revenue	(22,809,398)	(1,258,207)	2,162,845	(21,904,760)	378,286	(1,682,988)	-	(1,304,702)
Inventories	2,119,878	-	(471,482)	1,648,396	1,964,851	-	955,419	2,920,270
Prepaid expenses and other	(10,271,793)	-	(80,000)	(10,351,793)	(3,142,790)	-	44,008	(3,098,782)
Accounts payable	16,003,529	-	-	16,003,529	4,843,377	(96,015)	(1,036,420)	3,710,942
Accrued expenses and other	3,438,985	711,171	(1,805,853)	2,344,303	(4,137,671)	277,381	(160,000)	(4,020,290)
Net cash provided by operating activities	(7,472,638)	-	-	(7,472,638)	4,552,380	(5,395,019)	-	(842,639)
Payments of contingent consideration	(3,228,375)	-	-	(3,228,375)	(9,115,840)	5,395,019	-	(3,720,821)
Net cash provided by (used in) financing activites	12,886,424	-	-	12,886,424	(1,854,875)	5,395,019	-	3,540,144

	Six Months Ended June 30, 2012				Six Months Ended June 30, 2013
		Adjustments				Adjustments
		Productions				Productions
	As Reported	Graphics	Other	As Restated	As Reported	Graphics	Other	As Restated
Net income	$8,162,088	$(153,540)	$194,490	$8,203,038	$2,798,475	$(2,121,221)	$196,993	$874,247
Accounts receivable and unbilled revenue	(16,611,005)	(1,302,224)	2,162,845	(15,750,384)	5,692,347	(4,242,875)	-	1,449,472
Inventories	2,455,852	-	(471,482)	1,984,370	1,029,174	-	955,419	1,984,593
Prepaid expenses and other	(6,895,351)	-	(80,000)	(6,975,351)	4,244,632	-	44,008	4,288,640
Accounts payable	(5,364,653)	(27,810)	-	(5,392,463)	(6,379,266)	(96,015)	(1,036,420)	(7,511,701)
Accrued expenses and other	6,659,812	358,869	(1,805,853)	5,212,828	(5,132,129)	1,065,092	(160,000)	(4,227,037)
Net cash provided by operating activities	(9,996,549)	(1,124,705)	-	(11,121,254)	8,305,023	(5,395,019)	-	2,910,004
Payments of contingent consideration	(5,491,958)	1,124,705	-	(4,367,253)	(10,059,238)	5,395,019	-	(4,664,219)
Net cash provided by financing activites	16,119,500	1,124,705	-	17,244,205	6,112,521	5,395,019	-	11,507,540

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2013
		Adjustments				Adjustments
		Productions				Productions
	As Reported	Graphics	Other	As Restated	As Reported	Graphics	Other	As Restated
Net income	$13,138,432	$(795,967)	$164,067	$12,506,532	$10,090,396	$(18,479,212)	$196,993	$(8,191,823)
Bad debt provision	856,098	-	-	856,098	569,334	(196,852)	-	372,482
Change in fair value of contingent consideration liability	797,476	-	-	797,476	(47,834,508)	17,166,946	-	(30,667,562)
Accounts receivable and unbilled revenue	(29,915,383)	(381,836)	2,162,845	(28,134,374)	(1,017,812)	(5,153,686)	-	(6,171,498)
Inventories	869,220	-	(471,482)	397,738	(8,276,976)	-	955,419	(7,321,557)
Prepaid expenses and other	(26,189,881)	-	(49,576)	(26,239,457)	955,618	-	44,008	999,626
Accounts payable	18,615,109	(27,810)	-	18,587,299	7,947,457	(158,569)	(1,036,420)	6,752,468
Accrued expenses and other	4,765,850	80,908	(1,805,854)	3,040,904	(7,414,905)	1,426,354	(160,000)	(6,148,551)
Net cash provided by operating activities	(13,100,484)	(1,124,705)	-	(14,225,189)	14,858,869	(5,395,019)	-	9,463,850
Payments of contingent consideration	(6,140,344)	1,124,705	-	(5,015,639)	(10,884,392)	5,395,019	-	(5,489,373)
Net cash provided by financing activites	20,163,365	1,124,705	-	21,288,070	15,512,553	5,395,019	-	20,907,572

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

			(Uncollectible
			Accounts
	Balance at		Written Off,
	Beginning of	Charged to	Net of		Balance at End
Description	Period	Expense	Recoveries)	Other	of Period
Fiscal year ended December 31, 2013
Allowance for doubtful accounts	$1,553,926	$1,285,326	$(710,462)	$-	$2,128,790
Fiscal year ended December 31, 2012
Allowance for doubtful accounts	$3,293,241	$1,681,942	$(3,421,257)	$-	$1,553,926
Fiscal year ended December 31, 2011
Allowance for doubtful accounts	$3,610,977	$2,414,710	$(2,732,446)	$-	$3,293,241

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below our disclosure controls and procedures were not effective as of December 31, 2013 such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 31, 2013 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Annual Report and (ii) the consolidated financial statements, and other financial information, included in this Annual Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2013 based on criteria in Internal Control –Integrated Framework issued by the COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We have identified the following material weakness:

Inadequate control environment in our French-based Productions Graphics business

We did not maintain an effective control environment in our French-based Productions Graphics business, which comprised approximately 5% of our consolidated revenue during the year ended December 31, 2013. This control environment did not prevent or detect the override of controls and misconduct by local management personnel resulting in the overstatement of revenue. In addition, there was a lack of awareness or willingness of some local personnel with knowledge of the overstatement to take other actions.  The circumvention of these controls affected the accounts in the restated Consolidated Financial Statements discussed in Note 19. We had previously concluded in our annual reports on Form 10-K for 2011 and 2012 and in our quarterly reports on Form 10-Q for all quarters in 2012 and 2013 that our controls were effective. As a result of the material weakness, we have now concluded that such controls were ineffective.

We have excluded from our assessment the internal controls over financial reporting at DB Studios, Inc., Lightning Golf and Promotions, Inc., Professional Packaging Services Limited, Xpando Media Limited and EYELEVEL, which were acquired on March 6, 2013, April 4, 2013, May 9, 2013, July 9, 2013 and July 25, 2013, respectively, and whose financial statements reflect combined total assets and total revenue constituting 4% and 7%, respectively, of our consolidated financial statement amounts as of and for the year ended December 31, 2013.

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

Remediation Efforts to Address Material Weakness

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in our internal control over financial reporting, we have made changes to management of our French-based Productions Graphics business and performed an in-depth investigation of the fraud which the material weakness in our internal controls over financial reporting failed to prevent or detect.

We will also enhance the design and operation of our controls related to the acceptance of new customers and issuance of sales invoices to ensure that revenue is recognized in accordance with GAAP. We are committed to remediating the material weakness that existed at December 31, 2013, and believe that the actions we have taken subsequent to year end and that we intend to take will prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements.

We will continue to seek to actively identify, develop and implement additional measures that are reasonably likely to materially improve and strengthen our internal control over financial reporting.

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013.

We have adopted a code of ethics, which is posted in the Investor Relations section of our website at http://www.inwk.com . We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. In addition, our board of directors has adopted corporate governance guidelines, which are also posted in the Investor Relations section of our website at http://www.inwk.com .

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2013.

			Number of Securities Remaining
			Available for future Issuance
	Number of Securities to be	Weighted Average	Under Equity Compensation
	Issued Upon Exercise of	Exercise Price of	Plans (Excluding Securities
Plan Category	Outstanding Options (a)	Outstanding Options	Reflected in Column (a))
Equity compensation plans approved by security holders(1)	3,553,534	$8.52	424,983
Equity compensation plans not approved by security holders(3)	-	-	-

Total	3,553,534	$8.52	424,983

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2014 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2014 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2013.

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

Signature	Title	Date
	President, Chief Executive Officer and Director	March 17, 2014
/ S / ERIC D. BELCHER	(principal executive officer)
Eric D. Belcher

	Chief Financial Officer (principal financial and	March 17, 2014
/ S / JOSEPH M. BUSKY	accounting officer)
Joseph M. Busky

/ S / JACK M. GREENBERG	Chairman of the Board	March 17, 2014
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	March 17, 2014
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 17, 2014
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	March 17, 2014
Julie M. Howard

/ S / DAVID FISHER	Director	March 17, 2014
David Fisher

/ S / PATRICK GALLAGHER	Director	March 17, 2014
Patrick Gallagher

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 21, 2012.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

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

Exhibit No.	Description
10.12	Employment Agreement entered into as of September 6, 2011 by and between InnerWorkings, Inc. and John Eisel.(9)†

10.13	Stock purchase agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca, Filip Zak and Ed Halla.(10)

10.14	Stock purchase agreement, dated as of July 25, 2013, by and among InnerWorkings, Inc., Tomas Baca and Filip Zak.(10)

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to 2011 Proxy Statement on Schedule 14A filed on April 29, 2011.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed on September 23, 2011.
(10)	Incorporated by reference to Current Report on Form 8-K filed on July 31, 2013.
†	Management contract or compensatory plan or arrangement of the Company.

