Form 10-K/A
period 2013-12-31
INNERWORKINGS INC
filed 2014-04-21
CIK 1350381

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

EXPLANATORY NOTE

InnerWorkings, Inc. (the “Registrant”) is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended December 31, 2013 (“Form 10-K”) to correct the following clerical errors contained in the third paragraph of Note 19 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” (which were correctly stated in the tabular presentation included in Note 19):

-	The reference to $1.8 million in the first bullet is revised to $1.9 million and the reference to $7.2 million in revised to $7.8 million;
-	The references to $1.5 million in the first, second and third sub-bullets under the third bullet are revised to $1.6 million; and
-	The references to $7.8 million in the second and third sub-bullets under the third bullet are revised to $7.7 million.

In addition, the last four line items (“Payments for acquisitions, net of cash acquired,” “Net cash used in investing activities,” “Payments of contingent consideration,” and “Net cash provided by financing activities”) of the tabular presentation of the restated consolidated statements of cash flow for the year ended December 31, 2011 contained in Note 19 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” were revised to move the adjustments previously shown in the “Productions Graphics” adjustments column to the “Other” adjustments column.  In connection with the amendments described above, the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data” included in the Form 10-K have been amended and restated in their entirety in this Form 10-K/A.

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.1, 31.2 and 32.2.  Accordingly the Registrant hereby amends Item 15 in this Form 10-K/A to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K and does not purport to reflect any information or events subsequent to the filing thereof.  Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

TABLE OF CONTENTS

PART II

Item 8.	Financial Statements and Supplementary Data	3

PART IV

Item 15.	Exhibits, Financial Statement Schedules	55

Signatures		56

2

PART II

Item 8.	Financial Statements and Supplementary Data

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

The aforementioned errors related primarily to the former owner of Production Graphics directing the issuance of fraudulent invoices to purported customers which directly caused the Company to overstate revenue during 2011 and 2012 (the “Transactions”) for which the Company received payments on a portion of the Transactions. The recognition of this revenue resulted in the Company issuing earn-out payments of $1.5 million in 2012 related to the 2011 earn-out target and $7.8 million in 2013 related to the 2012 earn-out target, to the former owner of Productions Graphics which otherwise would not have been earned. The Company has restated its prior period financial statements to make the following corrections:

⋅	reversed the revenue and associated accounts receivable recognized in connection with the Transactions in the years ended December 31, 2011 of $1.9 million and 2012 of $7.8 million;
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

-
the amount due under the contingent consideration liability decreased as of December 31, 2011 by $1.6 million (for the effect of not reaching the 2011 earn-out target), resulting in income related to the change in the fair value of the contingent consideration of $1.6 million;

-
the amount due under the contingent consideration liability decreased as of December 31, 2012 by $25.0 million (including the effect of not reaching the 2012 earn-out target and not earning the associated $7.7 million earn-out payment and revisions to the estimated future earn-out targets of $17.2 million), resulting in income related to the change in the fair value of the contingent consideration; and

-
recorded the amounts of the earn-out payments when they were paid to the former owner of Productions Graphics in 2012 of $1.6 million and 2013 of $7.7 million as selling, general and administrative expense;

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

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of income amounts

		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Year Ended December 31, 2011:
Revenue	$633,846,120	$(1,852,243)	$319,845	$632,313,722
Cost of goods sold	484,483,592	165,516	282,730	484,931,838
Gross profit	149,362,528	(2,017,759)	37,115	147,381,884
Selling, general and administrative expenses	115,771,805	(401,740)	448,000	115,818,065
Change in fair value of contingent consideration	(147,529)	(1,554,000)	-	(1,701,529)
Income from operations	22,616,494	(62,019)	(410,885)	22,143,590
Income before taxes	24,495,616	(62,019)	(410,885)	24,022,712
Income tax expense	8,102,609	(534,856)	(161,067)	7,406,686
Net income	16,393,007	472,837	(249,818)	16,616,026
Basic earnings per share	0.35	0.01	-	0.36
Diluted earnings per share	0.34	0.01	(0.01)	0.34

Year Ended December 31, 2012:
Revenue	$797,698,870	$(7,793,984)	$(319,845)	$789,585,041
Cost of goods sold	612,275,393	33,831	(282,730)	612,026,494
Gross profit	185,423,477	(7,827,815)	(37,115)	177,558,547
Selling, general and administrative expenses	146,357,262	(250,688)	17,040	146,123,614
Change in fair value of contingent consideration	(2,724,978)	(24,963,796)	-	(27,688,774)
Income from operations	28,416,267	17,386,669	(54,155)	45,748,781
Income before taxes	27,335,129	17,386,669	(54,155)	44,667,643
Income tax expense	8,223,241	(2,328,391)	(21,229)	5,873,621
Net income	19,111,888	19,715,060	(32,926)	38,794,022
Basic earnings per share	0.39	0.40	-	0.79
Diluted earnings per share	0.37	0.38	-	0.76

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of comprehensive income amounts

		Adjustments
		Productions
	As Reported	Graphics	Other	As Restated
Year Ended December 31, 2011:
Net income	$16,393,007	$472,837	$(249,818)	$16,616,026
Comprehensive income	13,726,957	472,837	(249,818)	13,949,976

Year Ended December 31, 2012:
Net income	$19,111,888	$19,715,060	$(32,926)	$38,794,022
Foreign currency translation adjustments	608,813	67,459	-	676,272
Other comprehensive income (loss), before tax	(501,425)	67,459	-	(433,966)
Other comprehensive income (loss), net of tax	(62,869)	67,459	-	4,590
Comprehensive income	19,049,019	19,782,519	(32,926)	38,798,612

Restated consolidated balance sheet amounts

		Adjustments
	As Reported	Productions Graphics	Other	As Restated
As of December 31, 2012:
Accounts receivable	$149,246,568	$(7,141,947)	$-	$142,104,621
Inventories	17,406,863	-	955,419	18,362,282
Prepaid expenses	16,210,053	-	(182,040)	16,028,013
Other current assets	21,051,907	-	195,624	21,247,531
Total current assets	253,445,934	(7,141,947)	969,003	247,272,990
Goodwill	214,086,880	-	(1,290,458)	212,796,422
Total intangibles and other assets	251,719,264	-	(1,290,458)	250,428,806
Total assets	522,243,582	(7,141,947)	(321,455)	514,780,180

Accounts payable-trade	$121,132,051	$199,347	$1,036,419	$122,367,817
Due to seller	10,796,850	(7,796,850)	-	3,000,000
Other liabilities	8,111,051	-	(1,317,255)	6,793,796
Accrued expenses	17,558,675	(2,632,853)	(35,672)	14,890,150
Total current liabilities	165,394,116	(10,230,357)	(316,507)	154,847,252
Deferred income taxes	5,000,740	-	(1,039,459)	3,961,281
Contingent consideration, net of current portion	63,869,281	(17,166,946)	-	46,702,335
Other long-term liabilities	-	-	1,317,255	1,317,255
Total liabilities	299,264,137	(27,397,303)	(38,711)	271,828,123
Accumulated other comprehensive income	205,462	67,459	-	272,921
Retained earnings	91,721,296	20,187,897	(282,744)	111,626,449
Total stockholders' equity	222,979,445	20,255,356	(282,744)	242,952,057
Total liabilities and stockholders' equity	522,243,582	(7,141,947)	(321,455)	514,780,180

                      InnerWorkings, Inc.

 Notes to Consolidated Financial Statements

19.	Restatement of Prior Period Financial Statements (Continued)

Restated consolidated statements of cash flows amounts

		Adjustments
	As Reported	Productions Graphics	Other	As Restated
Year Ended December 31, 2011:
Net income	$16,393,007	$472,837	$(249,818)	$16,616,026
Deferred income taxes	1,228,443	-	(478,567)	749,876
Change in fair value of contingent consideration liability	(147,529)	(1,554,000)	-	(1,701,529)
Accounts receivable and unbilled revenue	(24,785,185)	1,450,503	(2,071,845)	(25,406,527)
Inventories	(3,326,116)	-	471,482	(2,854,634)
Prepaid expenses and other	(2,715,853)	-	80,000	(2,635,853)
Accounts payable	25,432,811	165,516	1,853,248	27,451,575
Accrued expenses and other	4,024,780	(534,856)	395,500	3,885,424
Net cash provided by operating activities	27,830,536	-	-	27,830,536
Payments for acquisitions, net of cash acquired	(17,097,159)	-	2,314,362	(14,782,797)
Net cash used in investing activities	(33,575,352)	-	2,314,362	(31,260,990)
Payments of contingent consideration	-	-	(2,314,362)	(2,314,362)
Net cash provided by financing activites	14,067,712	-	(2,314,362)	11,753,350

Year Ended December 31, 2012:
Net income	$19,111,888	$19,715,060	$(32,926)	$38,794,022
Deferred income taxes	1,090,502	-	(2,085,720)	(995,218)
Change in fair value of contingent consideration liability	(2,724,978)	(24,963,796)	-	(27,688,774)
Accounts receivable and unbilled revenue	(23,278,410)	5,691,444	2,740,961	(14,846,005)
Inventories	(2,134,490)	-	(955,419)	(3,089,909)
Prepaid expenses and other	(13,063,957)	-	(13,584)	(13,077,541)
Accounts payable	13,582,947	33,831	1,201,935	14,818,713
Accrued expenses and other	6,616,912	(1,601,244)	(855,247)	4,160,421
Net cash provided by operating activities	10,536,440	(1,124,705)	-	9,411,735
Payments for acquisitions, net of cash acquired	(1,127,954)	-	-	(1,127,954)
Net cash used in investing activities	(14,706,533)	-	-	(14,706,533)
Payments of contingent consideration	(8,303,112)	1,124,705	-	(7,178,407)
Net cash provided by financing activites	8,458,783	1,124,705	-	9,583,488

InnerWorkings, Inc.

Notes to Consolidated Financial Statements

20.	Restatement of Prior Period Quarterly Financial Statements (Unaudited)

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

(a) (1)  Financial Statements:     Reference is made to the Index to Financial Statements and Financial Statement Schedule in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K/A.

(2) Financial Statement Schedule:     Reference is made to the Index to Financial Statements and Schedule II - Valuation and Qualifying Accounts in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K/A. Schedules not listed above are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits:     Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K/A.

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

Signature	Title	Date
	President, Chief Executive Officer and Director	April 21, 2014
/ S / ERIC D. BELCHER	(principal executive officer)
Eric D. Belcher

	Chief Financial Officer (principal financial and	April 21, 2014
*	accounting officer)
Joseph M. Busky

*	Chairman of the Board	April 21, 2014
Jack M. Greenberg

*	Director	April 21, 2014
Linda S. Wolf

*	Director	April 21, 2014
Charles K. Bobrinskoy

*	Director	April 21, 2014
Julie M. Howard

*	Director	April 21, 2014
David Fisher

*	Director	April 21, 2014
Patrick Gallagher

*By:	/s/ Eric D. Belcher
Eric D. Belcher, as attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

