Form 10-Q
period 2014-03-31
INNERWORKINGS INC
filed 2014-05-12
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

As of May 6, 2014, the Registrant had 51,395,399 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
	2013	2014
Revenue	$204,577,416	$241,489,664
Cost of goods sold	158,227,615	186,905,270
Gross profit	46,349,801	54,584,394
Operating expenses:
Selling, general and administrative expenses	47,111,617	49,571,481
Depreciation and amortization	2,465,667	4,170,716
Change in fair value of contingent consideration	608,832	(695,177)
Income (loss) from operations	(3,836,315)	1,537,374
Other expense:
Interest income	7,334	49,945
Interest expense	(485,107)	(1,115,844)
Other expense, net	(446,163)	(49,774)
Total other expense	(923,936)	(1,115,673)
Income (loss) before income taxes	(4,760,251)	421,701
Income tax expense (benefit)	(1,958,977)	132,294
Net income (loss)	$(2,801,274)	$289,407

Basic earnings (loss) per share	$(0.06)	$0.01
Diluted earnings (loss) per share	$(0.06)	$0.01

Comprehensive income (loss)	$(4,718,963)	$605,156

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	March 31,
	2013	2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,606,030	$21,123,319
Accounts receivable, net of allowance for doubtful accounts of $2,128,790 and $1,758,128, respectively	171,832,907	183,653,588
Unbilled revenue	27,483,544	28,721,863
Inventories	26,473,732	25,405,960
Prepaid expenses	11,746,965	11,369,450
Deferred income taxes	1,119,333	987,707
Other current assets	22,408,692	28,815,242
Total current assets	279,671,203	300,077,129
Property and equipment, net	23,724,750	28,152,834
Intangibles and other assets:
Goodwill	251,228,698	251,310,336
Intangible assets, net of accumulated amortization of $25,270,793 and $27,111,036, respectively	56,575,534	54,756,034
Deferred income taxes	2,319,515	2,396,216
Other assets	1,147,078	1,030,821
	311,270,825	309,493,407
Total assets	$614,666,778	$637,723,370
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$169,243,349	$170,098,143
Current portion of contingent consideration	16,718,516	24,334,693
Due to seller	-	4,505,090
Other liabilities	15,818,791	20,298,994
Accrued expenses	17,117,878	17,202,471
Total current liabilities	218,898,534	236,439,391
Revolving credit facility	69,000,000	85,000,000
Deferred income taxes	9,061,535	9,027,466
Contingent consideration, net of current portion	70,613,945	57,185,689
Other long-term liabilities	1,651,190	2,857,575
Total liabilities	369,225,204	390,510,121
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 61,395,494 and 61,486,566 shares issued, 51,282,185 and 51,373,257 shares outstanding, respectively	6,140	6,149
Additional paid-in capital	202,042,296	203,208,806
Treasury stock at cost, 10,113,309 and 10,113,309 shares, respectively	(62,312,101)	(62,312,101)
Accumulated other comprehensive income	2,777,000	3,092,749
Retained earnings	102,928,239	103,217,646
Total stockholders' equity	245,441,574	247,213,249
Total liabilities and stockholders' equity	$614,666,778	$637,723,370

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2014

Cash flows from operating activities
Net income (loss)	$(2,801,274)	$289,407
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,465,667	4,170,716
Stock-based compensation expense	973,193	1,396,274
Deferred income taxes	585,098	52,774
Bad debt provision	13,844	68,932
Excess tax benefit from exercise of stock awards	(951,066)	-
Change in fair value of contingent consideration liability	608,832	(695,177)
Other operating activities	55,629	104,415
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(1,304,702)	(13,127,932)
Inventories	2,920,270	1,121,698
Prepaid expenses and other	(3,098,782)	(6,017,193)
Change in liabilities, net of acquisitons:
Accounts payable	3,710,942	854,794
Accrued expenses and other	(4,020,290)	3,372,949
Net cash used in operating activities	(842,639)	(8,408,343)

Cash flows from investing activities
Purchases of property and equipment	(2,886,245)	(4,483,271)
Payments for acquisitions, net of cash acquired	(6,261,942)	-
Net cash used in investing activities	(9,148,187)	(4,483,271)

Cash flows from financing activities
Net borrowings from revolving credit facility and short-term debt	5,500,000	16,000,000
Payments of contingent consideration	(3,720,821)	(612,500)
Proceeds from exercise of stock options	846,541	43,852
Excess tax benefit from exercise of stock awards	951,066	-
Other financing activities	(36,642)	-
Net cash provided by financing activites	3,540,144	15,431,352

Effect of exchange rate changes on cash and cash equivalents	(159,046)	(22,449)
Increase (decrease) in cash and cash equivalents	(6,609,728)	2,517,289
Cash and cash equivalents, beginning of period	17,218,899	18,606,030
Cash and cash equivalents, end of period	$10,609,171	$21,123,319

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year of 2014. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 21, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected net income.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. Realized losses on foreign currency transactions were $0.4 million and less than $0.1 million during the three months ended March 31, 2013 and 2014, respectively.

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which are typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

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

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of December 31 of each year. The provisions of ASU 2011-08, Testing Goodwill for Impairment, were adopted in the fourth quarter of 2012. ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

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

During the three months ended March 31, 2013 and 2014, the Company granted 207,601 and 12,315 options, respectively. In addition, during the three months ended March 31, 2013 and 2014, the Company granted 150,100 and 291,291 restricted common shares, respectively. During the three months ended March 31, 2013 and 2014, 245,178 and 125,060 options were exercised and restricted common shares vested, respectively. The Company recorded $1.0 million and $1.4 million in compensation expense for the three months ended March 31, 2013 and 2014, respectively.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $81.5 million in contingent consideration at March 31, 2014 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. The Company recorded a loss of $0.6 million for three months ended March 31, 2013 and income of $0.7 million for three months ended March 31, 2014 for changes in the fair value of contingent consideration.

As of March 31, 2014, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2014	$6,141,923	$9,633,666	$15,775,589
2015	13,476,960	36,135,694	49,612,654
2016	33,211,080	36,291,080	69,502,160
2017	-	45,975,280	45,975,280
	$52,829,963	$128,035,720	$180,865,683

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement.

3.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of March 31, 2014:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2013	$171,094,576	$9,875,236	$70,258,886	$251,228,698
Finalization of purchase accounting for prior year acquisitions	29,341	-	-	29,341
Foreign exchange impact	(27,789)	-	80,086	52,297
Net goodwill as of March 31, 2014	$171,096,128	$9,875,236	$70,338,972	$251,310,336

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31, 2013 and March 31, 2014:

	December 31, 2013	March 31, 2014	Weighted Average Life
Customer lists	$77,244,427	$77,265,170	13.8 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	56,896	56,896	9.0 years
	81,846,327	81,867,070
Less accumulated amortization	(25,270,793)	(27,111,036)
Intangible assets, net	$56,575,534	$54,756,034

Amortization expense related to these intangible assets was $0.9 million and $1.8 million for the three months ended March 31, 2013 and 2014, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2014	$5,468,160
2015	6,616,292
2016	6,182,423
2017	5,715,438
2018	5,188,233
Thereafter	25,585,488
$54,756,034

5.	Income Taxes

The company’s effective income tax rate was 41.2% and 31.4% in the three months ended March 31, 2013 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6.	Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. During the three months ended March 31, 2013 and 2014, an aggregate of 4,575,491 and 1,938,029 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings (loss) per common share for the three months ended March 31, 2013 and 2014 are as follows:

	Three Months Ended March 31,
	2013	2014
Numerator:
Net income (loss)	$(2,801,274)	$289,407

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares	50,338,994	51,312,649
Effect of dilutive securities:
Employee stock options and restricted common shares	-	785,515
Contingently issuable shares	-	90,927

Denominator for dilutive earnings (loss) per share	50,338,994	52,189,091

Basic earnings (loss) per share	$(0.06)	$0.01
Diluted earnings (loss) per share	$(0.06)	$0.01

7.	Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 and 2014:

	Three Months Ended March 31,
	2013			2014
	Foreign currency	Unrealized holding gains on available- for-sale securities	Total	Foreign currency
Balance, beginning of period	$271,583	$1,338	$272,921	$2,777,000
Other comprehensive income before reclassifications	(1,916,351)	-	(1,916,351)	315,749
Amounts reclassified from AOCI	-	(1,338)	(1,338)	-
Net current-period other comprehensive income (loss)	(1,916,351)	(1,338)	(1,917,689)	315,749
Balance, end of period	$(1,644,768)	$-	$(1,644,768)	$3,092,749

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8.	Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2013 and 2014 was $0.1 million and $0.5 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.1 million for the three months ended March 31, 2013 and 2014, respectively. The net amount receivable from Arthur J. Gallagher & Co. at March 31, 2014 was $0.1 million.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2013 and March 31, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $1.7 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2013 and March 31, 2014, respectively:

At December 31, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,122	$667,122	$-	$-
Liabilities:
Contingent consideration	$(87,332,461)	$-	$-	$(87,332,461)

At March 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,160	$667,160	$-	$-
Liabilities:
Contingent consideration	$(81,520,382)	$-	$-	$(81,520,382)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2013	$(87,332,461)
Contingent consideration payments	612,500
Change in fair value (1)	695,177
Reclass to Due to seller	4,505,090
Foreign exchange impact (2)	(688)
Balance as of March 31, 2014	$(81,520,382)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Commitments and Contingencies

 In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the court granted the Company’s motion for summary judgment, finding that the Company did not infringe the patents-in-suit. E-Lynxx filed a motion for reconsideration, which was denied. On March 5, 2014, e-Lynxx filed an appeal from the judgment entered in favor of the Company. The Company intends to vigorously defend the e-Lynxx appeal. The Company believes that an unfavorable outcome is reasonably possible or remote but not probable, and therefore, no reserve has been recorded for a potential loss. The loss that is reasonably possible or remote cannot be estimated.

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleges disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and seeks monetary damages in excess of $9.0 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. An arbitration hearing was held in this matter in November 2013, and post-hearing briefing has been completed. The Company disputes these allegations and intends to vigorously defend itself in the matter. Specifically, the Company contends that it lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed.

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order, which is currently pending. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company into paying him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of March 31, 2014, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out periods ended in 2013 and ending in 2014 and 2015 is €55.0 million.

In February 2014, following the Company’s February 2014 announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint alleges that the Company and certain executive officers and a former subsidiary officer violated federal securities laws by making materially false or misleading statements or omissions relating to the Company’s financial results. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company disputes the claims and intends to vigorously defend the matter. Any loss that the Company may incur as a result of this matter cannot be estimated.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as three business segments: North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for the Company’s reportable operating segments and Other for the three month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended March 31, 2014:
Net revenue from third parties	$167,442	$24,709	$49,339	$-	$241,490
Net revenue from other segments	-	68	990	(1,058)	-
Total net revenues	167,442	24,777	50,329	(1,058)	241,490
Adjusted EBITDA (1)	12,453	1,134	1,097	(6,181)	8,503
Three Months Ended March 31, 2013:
Net revenue from third parties	$164,370	$18,175	$22,032	$-	$204,577
Net revenue from other segments	18	264	3	(285)	-
Total net revenues	164,388	18,439	22,035	(285)	204,577
Adjusted EBITDA (1)	12,783	624	(79)	(6,562)	6,766

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income (loss) before income taxes (in thousands):

	Three Months Ended March 31,
	2013	2014

Adjusted EBITDA	$6,766	$8,503
Depreciation and amortization	(2,466)	(4,171)
Stock-based compensation	(973)	(1,396)
Change in fair value of contingent consideration	(609)	695
Payments to former owner of Productions Graphics, net of cash recovered	(6,309)	-
Legal fees in connection with patent infringement defense	(244)	-
Restatement - related professional fees	-	(2,093)
Total other expense	(925)	(1,116)

Income (loss) before income taxes	$(4,760)	$422

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure marketing materials and printed products on virtually any substrate. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill all of the marketing and print procurement needs of our clients. By leveraging our technology platform and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing print procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing and print expenditures.

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

As of March 31, 2014, we operated in 67 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $204.6 million and $241.5 million during the three months ended March 31, 2013 and 2014, respectively, an increase of 18.0%, of which 12% was from organic growth excluding the loss of a portion of significant customer in 2013. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. During the three months ended March 31, 2014, enterprise clients accounted for 78% of our revenue, while middle market clients accounted for 22% of our revenue.

Our revenue consists of the prices paid by our clients for printed products. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment for the majority of our clients. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended March 31, 2013 and 2014 was $46.3 million and $54.6 million, or 22.7% and 22.6% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 23.0% and 20.5% for the three months ended March 31, 2013 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $4.3 million as of March 31, 2014 from $4.1 million as of December 31, 2013.

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

Comparison of three months ended March 31, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three Months Ended March 31,
	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$164,370	80.3%	$167,442	69.3%
Latin America	18,175	8.9	24,709	10.2
EMEA	22,032	10.8	49,339	20.4

Revenue	$204,577	100.0%	$241,490	100.0%

North America

North America revenue increased by $3.1 million, or 1.9%, from $164.4 million during the three months ended March 31, 2013 to $167.4 million during the three months ended March 31, 2014. This increase in revenue is driven primarily by organic new enterprise growth, offset by the loss of a portion of a significant customer.

Latin America

Latin America revenue increased by $6.5 million, or 36.0%, from $18.2 million during the three months ended March 31, 2013 to $24.7 million during the three months ended March 31, 2014. This increase is primarily driven by organic new enterprise growth.

EMEA

EMEA revenue increased by $27.3 million, or 123.9%, from $22.0 million during the three months ended March 31, 2013 to $49.3 million during the three months ended March 31, 2014. This increase in revenue is driven by revenue from our 2013 acquisitions and existing customer growth.

Cost of goods sold

Our cost of goods sold increased by $28.7 million, or 18.1%, from $158.2 million during the three months ended March 31, 2013 to $186.9 million during the three months ended March 31, 2014. The increase is a result of the revenue growth during the three months ended March 31, 2014. Our cost of goods sold as a percentage of revenue was 77.3% and 77.4% during the three months ended March 31, 2013 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.7% and 22.6% during the three months ended March 31, 2013 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.5 million, or 5.2%, from $47.1 million during the three months ended March 31, 2013 to $49.6 million during the three months ended March 31, 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 23.0% for the three months ended March 31, 2013 to 20.5% for the three months ended March 31, 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts and $2.1 million of restatement-related professional fees incurred during the three months ended March 31, 2014 related to Productions Graphics, offset by $6.3 million in payments made to the former owner of Productions Graphics, net of cash recovered, during the three months ended March 31, 2013. Excluding restatement-related professional fees and payments to the former owner of Productions Graphics in each period, selling general and administrative expenses as a percent of revenue was 19.9% and 19.7% for the three months ended March 31, 2013 and 2014, respectively. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information on the transactions related to the former owner of Productions Graphics.

Depreciation and amortization

Depreciation and amortization expense increased by $1.7 million, or 69.0%, from $2.5 million during the three months ended March 31, 2013 and to $4.2 million during the three months ended March 31, 2014. This increase was due to an increase in depreciation relating to internally developed software that was placed into service as well as amortization of intangible assets acquired from prior year acquisitions.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $1.3 million from expense of $0.6 million during the three months ended March 31, 2013 to income of $0.7 million during the three months ended March 31, 2014. This decrease was primarily driven by the reduction of contingent consideration liabilities related to acquisitions in the EMEA segment.

Income (loss) from operations

Income from operations increased by $5.4 million from a loss of $3.8 million during the three months ended March 31, 2013 to income of $1.5 million during the three months ended March 31, 2014. As a percentage of revenue, income (loss) from operations was (1.9)% and 0.6% during the three months ended March 31, 2013 and 2014, respectively. This increase is primarily attributable to the increase in gross profit discussed above.

Other expense

Other expense increased by $0.2 million from $0.9 million for the three months ended March 31, 2013 to $1.1 million during the three months ended March 31, 2014. The increase is primarily attributable to an increase in interest expense of $0.6 million, offset by a decrease in the foreign currency losses of $0.4 million.

Income tax expense

Income tax expense increased by $2.1 million, or 106.8%, from $2.0 million tax benefit during the three months ended March 31, 2013 to tax expense of $0.1 million during the three months ended March 31, 2014. Our effective tax rate was 41.2% and 31.4% for the three month periods ended March 31, 2013 and 2014, respectively. This decrease is mostly driven by international expansion into countries with lower statutory tax rates.

Net income (loss)

Net income (loss) increased by $3.1 million from net loss of $2.8 million during the three months ended March 31, 2013 to net income of $0.3 million during the three months ended March 31, 2014. Net income (loss) as a percentage of revenue increased from (1.4)% during the three months ended March 31, 2013 to 0.1% during the three months ended March 31, 2014. This increase is primarily attributable to the increase in gross profit discussed above.

Liquidity and Capital Resources

At March 31, 2014, we had $21.1 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2014 was $8.4 million and consisted of net income of $0.3 million and $5.1 million of non-cash items, offset by $13.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $13.1 million and an increase in prepaid expenses and other assets of $6.0 million, offset by an increase in accrued expenses and other liabilities of $3.4 million.

Cash used in operating activities for the three months ended March 31, 2013 was $0.8 million and consisted of net loss of $2.8 million, $1.8 million used by working capital and other activities, offset by $3.8 million of non-cash items. The most significant impact on working capital and other activities consisted of a decrease in accrued expenses and other liabilities of $4.0 million and an increase in prepaid expenses and other assets of $3.1 million, offset by an increase in accounts payable of $3.7 million and a decrease in inventory of $2.9 million.

Investing Activities. Cash used in investing activities in the three months ended March 31, 2014 of $4.5 million was entirely attributable to capital expenditures.

Cash used in investing activities in the three months ended March 31, 2013 of $9.1 million was attributable to payments made in connection with acquisitions of $6.2 million and capital expenditures of $2.9 million.

Financing Activities.   Cash provided by financing activities in the three months ended March 31, 2014 of $15.4 million was primarily attributable to net borrowings under the revolving credit facility of $16.0 million, offset by payments of contingent consideration of $0.6 million.

Cash provided by financing activities in the three months ended March 31, 2013 of $3.5 million was primarily attributable to the $5.5 million of borrowings under the revolving credit facility, $1.0 million of excess tax benefits over compensation cost on exercised stock awards and $0.8 million of proceeds from the exercise of stock options, offset by $3.7 million of payments of contingent consideration.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. We believe that our available cash and cash equivalents and the $46.3 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $12.7 million and $13.8 million of foreign cash and cash equivalents as of December 31, 2013 and March 31, 2014, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2014, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2014 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2014, we derived approximately 30.9% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Currency restrictions enacted in Venezuela require us to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. As of March 31, 2014, our subsidiary in Venezuela had net assets of $0.4 million denominated in the Venezuelan Bolivar. In the first quarter of 2014, net revenues in Venezuela represented less than 1% of our consolidated revenues.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2014 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below our disclosure controls and procedures were not effective as of the Evaluation Date such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of the Evaluation Date and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Quarterly Report and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weakness and Related Remediation Efforts

During the December 31, 2013 accounting close, management identified the following material weakness:

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

Remediation Efforts

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in our internal control over financial reporting, we have made changes to management of our French-based Productions Graphics business and performed an in-depth review of the fraud which the material weakness in our internal controls over financial reporting failed to prevent or detect.

We are also in the process of enhancing the design and operation of our controls related to the acceptance of new customers and issuance of sales invoices to ensure that revenue is recognized in accordance with GAAP. We are committed to remediating the material weakness that existed at December 31, 2013, and believe that the actions we have taken subsequent to year end and that we intend to take will prevent the recurrence of circumstances such as those that resulted in our determination to restate prior period financial statements.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For more information on our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
3.1	Amendment to Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.1	Letter Agreement, dated April 18, 2014, by and among Daniel Friedberg, Sagard Capital Partners, L.P. and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.2	Second Amendment to Employment Agreement, dated April 11, 2014, by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 12, 2014	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: May 12, 2014	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Amendment to Amended and Restated By-Laws (incorporated by reference to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.1	Letter Agreement, dated April 18, 2014, by and among Daniel Friedberg, Sagard Capital Partners, L.P. and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.2	Second Amendment to Employment Agreement, dated April 11, 2014, by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed on April 14, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

