Form 10-Q
period 2014-06-30
INNERWORKINGS INC
filed 2014-08-08
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

As of August 1, 2014, the Registrant had 51,766,807 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	$210,875,626	$260,349,591	$415,453,042	$501,839,255
Cost of goods sold	162,699,024	201,422,560	320,926,639	388,327,830
Gross profit	48,176,602	58,927,031	94,526,403	113,511,425
Operating expenses:
Selling, general and administrative expenses	41,347,183	50,634,671	88,458,800	100,206,152
Depreciation and amortization	2,648,396	4,373,798	5,114,063	8,544,514
Change in fair value of contingent consideration	(1,649,389)	521,669	(1,040,557)	(173,508)
Income from operations	5,830,412	3,396,893	1,994,097	4,934,267
Other income (expense):
Interest income	555	13,669	7,889	17,677
Interest expense	(514,825)	(933,377)	(999,932)	(2,003,284)
Other, net	25,510	(138,459)	(420,653)	(188,233)
Total other expense	(488,760)	(1,058,167)	(1,412,696)	(2,173,840)
Income before taxes	5,341,652	2,338,726	581,401	2,760,427
Income tax expense (benefit)	1,666,131	733,354	(292,846)	865,648
Net income	$3,675,521	$1,605,372	$874,247	$1,894,779

Basic earnings per share	$0.07	$0.03	$0.02	$0.04
Diluted earnings per share	$0.07	$0.03	$0.02	$0.04

Comprehensive income (loss)	$3,477,251	$2,113,241	$(1,241,712)	$2,718,397

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	June 30,
	2013	2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,606,030	$23,364,199
Accounts receivable, net of allowance for doubtful accounts of $2,128,790 and $1,891,631, respectively	171,832,907	186,722,463
Unbilled revenue	27,483,544	31,457,926
Inventories	26,473,732	26,762,086
Prepaid expenses	11,746,965	11,532,751
Deferred income taxes	1,119,333	1,105,072
Other current assets	22,408,692	30,499,601
Total current assets	279,671,203	311,444,098
Property and equipment, net	23,724,750	28,938,813
Intangibles and other assets:
Goodwill	251,228,698	251,862,998
Intangible assets, net of accumulated amortization of $25,270,793 and $28,932,648, respectively	56,575,534	52,964,772
Deferred income taxes	2,319,515	2,396,216
Other assets	1,147,078	982,707
	311,270,825	308,206,693
Total assets	$614,666,778	$648,589,604
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$169,243,349	$173,413,169
Current portion of contingent consideration	16,718,516	22,025,424
Due to seller	-	8,513,499
Other liabilities	15,818,791	29,803,825
Accrued expenses	17,117,878	11,915,558
Total current liabilities	218,898,534	245,671,475
Revolving credit facility	69,000,000	89,000,000
Deferred income taxes	9,061,535	8,836,752
Contingent consideration, net of current portion	70,613,945	49,997,742
Other long-term liabilities	1,651,190	2,599,456
Total liabilities	369,225,204	396,105,425
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 61,395,494 and 61,608,253 shares issued, 51,282,185 and 51,760,185 shares outstanding, respectively	6,140	6,161
Additional paid-in capital	202,042,296	204,431,301
Treasury stock at cost, 10,113,309 and 9,848,068 shares, respectively	(62,312,101)	(59,321,863)
Accumulated other comprehensive income	2,777,000	3,600,618
Retained earnings	102,928,239	103,767,962
Total stockholders' equity	245,441,574	252,484,179
Total liabilities and stockholders' equity	$614,666,778	$648,589,604

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net income	$874,247	$1,894,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,114,063	8,544,514
Stock-based compensation expense	2,054,106	2,648,731
Deferred income taxes	720,547	413,881
Bad debt provision	158,730	444,529
Excess tax benefit from exercise of stock awards	(1,066,357)	-
Change in fair value of contingent consideration liability	(1,040,557)	(173,508)
Other operating activities	111,258	208,830
Change in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled revenue	1,449,472	(19,308,468)
Inventories	1,984,593	(234,428)
Prepaid expenses and other assets	4,288,640	(7,822,523)
Accounts payable	(7,511,701)	4,169,820
Accrued expenses and other liabilities	(4,227,037)	5,025,757
Net cash provided by (used in) operating activities	2,910,004	(4,188,086)

Cash flows from investing activities
Purchases of property and equipment	(5,822,741)	(7,835,551)
Payments for acquisitions, net of cash acquired	(11,441,778)	-
Other investing activities	(117,314)	(594,207)
Net cash used in investing activities	(17,381,833)	(8,429,758)

Cash flows from financing activities
Net borrowings from revolving credit facility	13,300,000	20,000,000
Net short-term secured borrowings	-	2,195,909
Payments of contingent consideration	(4,664,219)	(4,715,091)
Proceeds from exercise of stock options	1,842,044	102,188
Excess tax benefit from exercise of stock awards	1,066,357	-
Other financing activities	(36,642)	(273,607)
Net cash provided by financing activites	11,507,540	17,309,399

Effect of exchange rate changes on cash and cash equivalents	(90,254)	66,614
Increase (decrease) in cash and cash equivalents	(3,054,543)	4,758,169
Cash and cash equivalents, beginning of period	17,218,899	18,606,030
Cash and cash equivalents, end of period	$14,164,356	$23,364,199

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Six Months Ended June 30, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year of 2014. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2013 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on April 21, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected net income.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Income and expense items are translated at average monthly rates of exchange. The net realized gains (losses) on foreign currency transactions were less than $0.1 million and $(0.1) million during the three months ended June 30, 2013 and 2014, respectively, and $(0.4) million and $(0.2) million during the six months ended June 30, 2013 and 2014, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company defines its three reporting units as North America, Latin America and EMEA. At December 31, 2013, the Company elected to perform the quantitative impairment test for each of its three reporting units. In performing this test, the Company determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. No impairment was identified as of December 31, 2013 as a result of this test. The Company does not believe that goodwill is impaired as of June 30, 2014.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and nine years, respectively. The Company does not believe that intangible assets are impaired as of June 30, 2014.

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation—Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

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

During the six month periods ended June 30, 2013 and 2014, the Company granted 226,971 and 763,305 options, respectively. In addition, during the six month periods ended June 30, 2013 and 2014, the Company granted 216,649 and 727,496 restricted common shares, respectively. During the six month periods ended June 30, 2013 and 2014, 553,838 and 259,591 options were exercised and restricted common shares vested, respectively. The Company recorded $1.1 million and $1.3 million of compensation expense for the three months ended June 30, 2013 and 2014, respectively, and $2.1 million and $2.6 million for the six months ended June 30, 2013 and 2014, respectively.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Acquisitions

Prior Year Acquisitions

During the six months ended June 30, 2014, the Company paid $0.6 million to former owners of businesses acquired in prior years for purchase price holdbacks related to verification of opening balance sheet working capital.

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $72.0 million in contingent consideration at June 30, 2014 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended June 30, 2013 and 2014, the Company recorded $1.6 million of income and $0.5 million of expense, respectively, for changes in the fair value of contingent consideration. During the six months ended June 30, 2013 and 2014, the Company recorded income of $1.0 million and $0.2 million, respectively, for changes in the fair value of contingent consideration.

As of June 30, 2014, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2014	$1,436,833	$7,548,913	$8,985,746
2015	13,774,599	36,829,728	50,604,327
2016	32,952,675	36,156,165	69,108,840
2017	-	45,960,300	45,960,300
	$48,164,107	$126,495,106	$174,659,213

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement.

3.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of June 30, 2014:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2013	$171,094,576	$9,875,236	$70,258,886	$251,228,698
Finalization of purchase accounting for prior year acquisitions	(167,922)	-	692,839	524,917
Foreign exchange impact	1,972	-	107,411	109,383
Net goodwill as of June 30, 2014	$170,928,626	$9,875,236	$71,059,136	$251,862,998

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

4.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31, 2013 and June 30, 2014:

	December 31, 2013	June 30, 2014	Weighted Average Life
Customer lists	$77,244,427	$77,295,520	13.7 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	56,896	56,896	9.0 years
	81,846,327	81,897,420
Less accumulated amortization	(25,270,793)	(28,932,648)
Intangible assets, net	$56,575,534	$52,964,772

Amortization expense related to these intangible assets was $0.9 million and $1.8 million for the three months ended June 30, 2013 and 2014, respectively, and $1.8 million and $3.6 million for the six months ended June 30, 2013 and 2014, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2014	$3,642,354
2015	6,621,430
2016	6,208,960
2017	5,727,655
2018	5,200,277
Thereafter	25,564,096
$52,964,772

5.	Income Taxes

The company’s effective income tax rate was 31.2% and 31.4% in the three months ended June 30, 2013 and 2014, respectively, and (50.4)% and 31.4% for the six months ended June 30, 2013 and 2014, respectively. The company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

6.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares and from contingently issuable shares related to acquisitions. During the three months ended June 30, 2013 and 2014, an aggregate of 1,328,086 and 2,755,579 options and restricted common shares, respectively, and during the six months ended June 30, 2013 and 2014, an aggregate of 1,125,995 and 2,622,600 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2013 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Numerator:
Net income	$3,675,521	$1,605,372	$874,247	$1,894,779

Denominator:
Denominator for basic earnings per share--weighted-average shares	50,728,372	51,543,799	50,554,642	51,444,535
Effect of dilutive securities:
Employee stock options and restricted shares	1,237,167	821,963	1,491,358	824,848
Contingently issuable shares	-	833,517	-	497,023

Denominator for dilutive earnings per share	51,965,539	53,199,279	52,046,000	52,766,406

Basic earnings per share	$0.07	$0.03	$0.02	$0.04

Diluted earnings per share	$0.07	$0.03	$0.02	$0.04

7.	Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2013 and 2014:

	Three Months Ended June 30,
	2013			2014
	Foreign currency	Unrealized holding gains on available-for-sale securities	Total	Foreign currency
Balance, beginning of period	$(1,644,768)	$-	$(1,644,768)	$3,092,749
Other comprehensive income before reclassifications	(198,270)	-	(198,270)	507,869
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income (loss)	(198,270)	-	(198,270)	507,869
Balance, end of period	$(1,843,038)	$-	$(1,843,038)	$3,600,618

	Six Months Ended June 30,
	2013			2014
	Foreign currency	Unrealized holding gains on available-for-sale securities	Total	Foreign currency
Balance, beginning of period	$271,583	$1,338	$272,921	$2,777,000
Other comprehensive income before reclassifications	(2,114,621)	-	(2,114,621)	823,618
Amounts reclassified from AOCI	-	(1,338)	(1,338)	-
Net current-period other comprehensive income (loss)	(2,114,621)	(1,338)	(2,115,959)	823,618
Balance, end of period	$(1,843,038)	$-	$(1,843,038)	$3,600,618

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

8.	Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services was $0.2 million and $0.4 million during the three months ended June 30, 2013 and 2014, respectively, and $0.3 million and $0.9 million during the six months ended June 30, 2013 and 2014, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.2 million and less than $0.1 million during the three months ended June 30, 2013 and 2014, respectively, and $0.3 million and $0.1 million during the six months ended June 30, 2013 and 2014, respectively. The net amount receivable from Arthur J. Gallagher & Co. at June 30, 2014 was $0.2 million.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2013 and June 30, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $1.6 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2013 and June 30, 2014, respectively:

At December 31, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,122	$667,122	$-	$-
Liabilities:
Contingent consideration	$(87,332,461)	$-	$-	$(87,332,461)

At June 30, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,200	$667,200	$-	$-
Liabilities:
Contingent consideration	$(72,023,166)	$-	$-	$(72,023,166)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2013	$(87,332,461)
Contingent consideration payments paid in cash	612,500
Contingent consideration payments paid in common stock	1,935,182
Change in fair value (1)	173,508
Reclass to Due to seller	12,616,090
Foreign exchange impact (2)	(27,985)
Balance as of June 30, 2014	$(72,023,166)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Commitments and Contingencies

Legal Contingencies

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

In October 2012, a former sales employee of the Company filed an arbitration claim against the Company arising from the Company’s termination of his employment in November 2011. He alleged disability discrimination, defamation, breach of employment agreement, invasion of privacy, and wage payment claims, and sought monetary damages in excess of $9.0 million, interest, punitive damages, injunctive relief, declaratory relief, and attorneys’ fees and costs. An arbitration hearing was held in this matter in November 2013. The Company disputed these allegations and vigorously defended itself in the matter. Specifically, the Company contended that it lawfully terminated his employment for cause, and, therefore, that he is not entitled to any relief and his claims should be dismissed. On May 7, 2014, the Arbitrator issued a final decision in favor of the Company on all of the alleged claims. Therefore, the Company has no liability to the claimant, and the matter is closed.

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order, which is currently pending. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of June 30, 2014, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out periods ended in 2013 and ending in 2014 and 2015 is €55.0 million.

In February 2014, following the Company’s February 2014 announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims and intend to vigorously defend the matter. Any loss that the Company and individual defendants may incur as a result of this matter cannot be estimated.

Secured Borrowings

Certain international subsidiaries are party to short-term secured borrowing arrangements which allow the Company to borrow against the value of a pool of current accounts receivable. The Company retains possession of the accounts receivable which are pledged as collateral. The pledged amounts are immaterial to the consolidated accounts receivable balance.

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

The table below presents financial information for the Company’s reportable operating segments and Other for the three and six month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended June 30, 2014:
Net revenue from third parties	$181,402	$28,192	$50,756	$-	$260,350
Net revenue from other segments	48	150	1,422	(1,620)	-
Total net revenues	181,450	28,342	52,178	(1,620)	260,350
Adjusted EBITDA (1)	14,293	1,597	1,671	(8,016)	9,545
Three Months Ended June 30, 2013:
Net revenue from third parties	$162,724	$21,796	$26,356	$-	$210,876
Net revenue from other segments	2	582	7	(591)	-
Total net revenues	162,726	22,378	26,363	(591)	210,876
Adjusted EBITDA (1)	12,978	624	(299)	(7,407)	5,896

	North America	Latin America	EMEA	Other	Total
Six Months Ended June 30, 2014:
Net revenue from third parties	$348,843	$52,900	$100,096	$-	$501,839
Net revenue from other segments	48	218	2,411	(2,677)	-
Total net revenues	348,891	53,118	102,507	(2,677)	501,839
Adjusted EBITDA (1)	26,767	2,731	2,768	(14,219)	18,047
Six Months Ended June 30, 2013:
Net revenue from third parties	$327,094	$39,971	$48,388	$-	$415,453
Net revenue from other segments	20	846	10	(876)	-
Total net revenues	327,114	40,817	48,398	(876)	415,453
Adjusted EBITDA (1)	25,761	1,248	(378)	(13,970)	12,661

(1)

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, certain legal settlements and restatement-related professional fees, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Adjusted EBITDA	$5,896	$9,545	$12,661	$18,047
Depreciation and amortization	(2,648)	(4,374)	(5,114)	(8,545)
Stock-based compensation	(1,081)	(1,252)	(2,054)	(2,649)
Change in fair value of contingent consideration	1,649	(522)	1,040	174
Payments to former owner of Productions Graphics, net of cash recovered	2,522	-	(3,787)	-
Legal fees in connection with patent infringement defense	(507)	-	(752)	-
Restatement-related professional fees	-	-	-	(2,093)
Total other expense	(489)	(1,058)	(1,413)	(2,174)

Income before income taxes	$5,342	$2,339	$581	$2,760

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of June 30, 2014, we operated in 67 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $415.5 million and $501.8 million during the six months ended June 30, 2013 and 2014, respectively, an increase of 20.8%, of which 12% was from organic growth excluding the loss of a portion of a significant customer in 2013. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. During the six months ended June 30, 2014, enterprise clients accounted for 78% of our revenue, while middle market clients accounted for 22% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended June 30, 2013 and 2014 was $48.2 million and $58.9 million, or 22.8% and 22.6% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.6% and 19.4% for the three months ended June 30, 2013 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $3.9 million as of June 30, 2014 from $4.1 million as of December 31, 2013.

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

Comparison of three months ended June 30, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three Months Ended June 30,
	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$162,724	77.2%	$181,402	69.7%
Latin America	21,796	10.3	28,192	10.8
EMEA	26,356	12.5	50,756	19.5

Revenue	$210,876	100.0%	$260,350	100.0%

North America

North America revenue increased by $18.7 million, or 11.5%, from $162.7 million during the three months ended June 30, 2013 to $181.4 million during the three months ended June 30, 2014. This increase in revenue is driven primarily by organic new enterprise growth.

Latin America

Latin America revenue increased by $6.4 million, or 29.3%, from $21.8 million during the three months ended June 30, 2013 to $28.2 million during the three months ended June 30, 2014. This increase is primarily driven by organic new enterprise growth and existing customer growth.

EMEA

EMEA revenue increased by $24.4 million, or 92.6%, from $26.4 million during the three months ended June 30, 2013 to $50.8 million during the three months ended June 30, 2014. This increase in revenue is driven primarily by revenue from our 2013 acquisitions and existing customer growth.

Cost of goods sold

Our cost of goods sold increased by $38.7 million, or 23.8%, from $162.7 million during the three months ended June 30, 2013 to $201.4 million during the three months ended June 30, 2014. The increase is a result of the revenue growth during the three months ended June 30, 2014. Our cost of goods sold as a percentage of revenue was 77.2% and 77.4% during the three months ended June 30, 2013 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.8% and 22.6% during the three months ended June 30, 2013 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $9.3 million, or 22.5%, from $41.3 million during the three months ended June 30, 2013 to $50.6 million during the three months ended June 30, 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 19.6% for the three months ended June 30, 2013 to 19.4% for the three months ended June 30, 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts and $2.5 million of cash recovered on payments made to the former owner of Productions Graphics during the three months ended June 30, 2013 recorded as a credit to selling, general and administrative expenses. Excluding cash recovered on payments to the former owner of Productions Graphics, selling general and administrative expenses as a percentage of revenue was 20.8% and 19.4% for the three months ended June 30, 2013 and 2014, respectively. This decrease is due to leverage from increased sales over fixed selling, general and administrative expenses and the elimination of losses from the inside sales group. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information on the transactions related to the former owner of Productions Graphics.

Depreciation and amortization

Depreciation and amortization expense increased by $1.7 million, or 65.1%, from $2.6 million during the three months ended June 30, 2013 and to $4.4 million during the three months ended June 30, 2014. This increase was due to an increase in depreciation relating to internally developed software that was placed into service as well as amortization of intangible assets acquired from prior year acquisitions.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $2.2 million from income of $1.6 million during the three months ended June 30, 2013 to expense of $0.5 million during the three months ended June 30, 2014. This increase was primarily driven by the reduction of contingent consideration liabilities in the prior year related to acquisitions in the EMEA segment.

Income from operations

Income from operations decreased by $2.4 million, or 41.7%, from $5.8 million during the three months ended June 30, 2013 to $3.4 million during the three months ended June 30, 2014. As a percentage of revenue, income from operations was 2.8% and 1.3% during the three months ended June 30, 2013 and 2014, respectively. This decrease is primarily attributable to the increase in depreciation and amortization and expense from the change in fair value of contingent consideration discussed above.

Other expense

Other expense increased by $0.6 million from $0.5 million for the three months ended June 30, 2013 to $1.1 million during the three months ended June 30, 2014. The increase is primarily attributable to an increase in interest expense of $0.4 million and an increase in the foreign currency losses of $0.2 million.

Income tax expense

Income tax expense decreased by $0.9 million, or 56.0%, from $1.7 million during the three months ended June 30, 2013 to $0.7 million during the three months ended June 30, 2014. Our effective tax rate was 31.2% and 31.4% for the three month periods ended June 30, 2013 and 2014, respectively.

Net income

Net income decreased by $2.1 million, or 56.3%, from $3.7 million during the three months ended June 30, 2013 to $1.6 million during the three months ended June 30, 2014. Net income as a percentage of revenue decreased from 1.7% during the three months ended June 30, 2013 to 0.6% during the three months ended June 30, 2014. This decrease is primarily attributable to the decrease in income from operations discussed above.

Comparison of six months ended June 30, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Six Months Ended June 30,
	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$327,094	78.7%	$348,843	69.5%
Latin America	39,971	9.6	52,900	10.5
EMEA	48,388	11.6	100,096	19.9

Revenue	$415,453	100.0%	$501,839	100.0%

North America

North America revenue increased by $21.7 million, or 6.6%, from $327.1 million during the six months ended June 30, 2013 to $348.8 million during the six months ended June 30, 2014. This increase in revenue is driven primarily by organic new enterprise growth, offset by the loss of a portion of a significant customer.

Latin America

Latin America revenue increased by $12.9 million, or 32.3%, from $40.0 million during the six months ended June 30, 2013 to $52.9 million during the three months ended June 30, 2014. This increase is primarily driven by organic new enterprise growth and existing customer growth.

EMEA

EMEA revenue increased by $51.7 million, or 106.9%, from $48.4 million during the six months ended June 30, 2013 to $100.1 million during the six months ended June 30, 2014. This increase in revenue is primarily driven by revenue from our 2013 acquisitions and existing customer growth.

Cost of goods sold

Our cost of goods sold increased by $67.4 million, or 21.0%, from $320.9 million during the six months ended June 30, 2013 to $388.3 million during the six months ended June 30, 2014. The increase is a result of the revenue growth during the six months ended June 30, 2014. Our cost of goods sold as a percentage of revenue was 77.2% and 77.4% during the three months ended June 30, 2013 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.8% and 22.6% during the six months ended June 30, 2013 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $11.7 million, or 13.3%, from $88.5 million during the six months ended June 30, 2013 to $100.2 million during the six months ended June 30, 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 21.3% for the six months ended June 30, 2013 to 20.0% for the six months ended June 30, 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts and $2.1 million of restatement-related professional fees incurred during the six months ended June 30, 2014 related to Productions Graphics, offset by $3.8 million in payments made to the former owner of Productions Graphics, net of cash recovered, during the six months ended June 30, 2013. Excluding restatement-related professional fees and payments to the former owner of Productions Graphics in each period, selling general and administrative expenses as a percentage of revenue was 20.4% and 19.6% for the six months ended June 30, 2013 and 2014, respectively. This decrease is due to leverage from increased sales over fixed selling, general and administrative expenses and the elimination of losses from the inside sales group. Refer to Note 10 of the Condensed Consolidated Financial Statements for further information on the transactions related to the former owner of Productions Graphics.

Depreciation and amortization

Depreciation and amortization expense increased by $3.4 million, or 67.1%, from $5.1 million during the six months ended June 30, 2013 and to $8.5 million during the six months ended June 30, 2014. This increase was due to an increase in depreciation relating to internally developed software that was placed into service as well as amortization of intangible assets acquired from prior year acquisitions.

Change in fair value of contingent consideration

Income from the change in fair value of contingent consideration decreased by $0.9 million from $1.0 million during the six months ended June 30, 2013 to $0.2 million during the six months ended June 30, 2014. This decrease was primarily driven by the reduction of contingent consideration liabilities in the prior year related to acquisitions in the EMEA segment.

Income from operations

Income from operations increased by $2.9 million from $2.0 million during the six months ended June 30, 2013 to $4.9 million during the six months ended June 30, 2014. As a percentage of revenue, income from operations was 0.5% and 1.0% during the six months ended June 30, 2013 and 2014, respectively. This increase is primarily attributable to the increase in gross profit discussed above, offset by increased depreciation and amortization.

Other expense

Other expense increased by $0.8 million, or 53.9%, from $1.4 million for the six months ended June 30, 2013 to $2.2 million during the six months ended June 30, 2014. The increase is primarily attributable to an increase in interest expense of $1.0 million, offset by a decrease in the foreign currency losses of $0.2 million.

Income tax expense (benefit)

Income tax expense increased by $1.2 million from a $0.3 million tax benefit during the six months ended June 30, 2013 to tax expense of $0.9 million during the six months ended June 30, 2014. Our effective tax rate was (50.4)% and 31.4% for the six month periods ended June 30, 2013 and 2014, respectively. This increase is mostly driven by income from the change in fair value of contingent consideration in the prior year related to acquisitions which are non-taxable.

Net income

Net income increased by $1.0 million from $0.9 million during the six months ended June 30, 2013 to $1.9 million during the six months ended June 30, 2014. Net income as a percentage of revenue increased from 0.2% during the six months ended June 30, 2013 to 0.4% during the six months ended June 30, 2014. This increase is primarily attributable to the increase in gross margin discussed above, offset by increased depreciation and amortization and interest expense.

Liquidity and Capital Resources

At June 30, 2014, we had $23.4 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2014 was $4.2 million and consisted of net income of $1.9 million and $12.1 million of non-cash items, offset by $18.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $19.3 million and an increase in prepaid expenses and other assets of $7.8 million, offset by an increase in accrued expenses and other of $5.0 million and an increase in accounts payable of $4.2 million.

Cash provided by operating activities for the six months ended June 30, 2013 was $2.9 million and consisted of net income of $0.9 million and $6.1 million of non-cash items, offset by $4.0 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts payable of $7.5 million and a decrease in accrued expenses and other liabilities of $4.2 million, offset by an increase in prepaid expenses of $4.3 million.

Investing Activities. Cash used in investing activities in the six months ended June 30, 2014 of $8.4 million was primarily attributable to capital expenditures of $7.8 million.

Cash used in investing activities in the six months ended June 30, 2013 of $17.4 million was attributable to payments made in connection with acquisitions of $11.4 million and capital expenditures of $5.8 million.

Financing Activities.   Cash provided by financing activities in the six months ended June 30, 2014 of $17.3 million was primarily attributable to net borrowings under the revolving credit facility of $20.0 million and $2.2 million of net short-term secured borrowings, offset by payments of contingent consideration of $4.7 million.

Cash provided by financing activities in the six months ended June 30, 2013 of $11.5 million was primarily attributable to the $13.3 million of borrowings under the revolving credit facility, $1.0 million of excess tax benefits over compensation cost on exercised stock awards and $1.8 million of proceeds from the exercise of stock options, offset by $4.6 million of payments of contingent consideration.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. We believe that our available cash and cash equivalents and the $24.3 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $12.7 million and $16.0 million of foreign cash and cash equivalents as of December 31, 2013 and June 30, 2014, respectively, which are generally denominated in the local currency where the funds are held.

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

Critical Accounting Policies and Estimates

As of June 30, 2014, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for us beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. We are currently evaluating the impact of adopting the new revenue standard on our consolidated financial statements.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2014 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended June 30, 2014, we derived approximately 30.7% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Currency restrictions enacted in Venezuela require us to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. As of June 30, 2014, our subsidiary in Venezuela had net assets of $0.4 million denominated in the Venezuelan Bolivar. For the three months ended June 30, 2014, net revenues in Venezuela represented less than 1% of our consolidated revenues.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the Evaluation Date such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Remediation Efforts

Management has worked, and continues to work, to strengthen internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. Since identifying the material weakness in internal control over financial reporting, we have made changes to the management team of our French-based Productions Graphics business and performed an in-depth assessment of the fraud which the material weakness in our internal controls over financial reporting failed to prevent or detect.

We have made substantial progress toward remediating the material weakness that existed as of December 31, 2013. In addition to implementing new management for the Company’s EMEA region, the Company is or will be implementing and testing as applicable the following new controls:

•	several new application and business process controls for the EMEA region addressing the revenue and expenditure cycles; and
•

new entity level controls providing for incremental review procedures applicable to acquisitions subject to earn-out payments when certain criteria are met and new quarterly assertions by all subsidiaries with respect to financial reporting and internal control processes.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For more information on our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Item 6.	Exhibits

Exhibit No	Description of Exhibit
3.1	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.1	Letter Agreement, dated April 18, 2014, by and among Daniel Friedberg, Sagard Capital Partners, L.P. and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.2	Second Amendment to Employment Agreement, dated April 11, 2014, by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 8, 2014	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: August 8, 2014	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Amendment to Amended and Restated By-Laws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.1	Letter Agreement, dated April 18, 2014, by and among Daniel Friedberg, Sagard Capital Partners, L.P. and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2014).

10.2	Second Amendment to Employment Agreement, dated April 11, 2014, by and between John Eisel and InnerWorkings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 14, 2014).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

