Form 10-Q
period 2014-09-30
INNERWORKINGS INC
filed 2014-11-07
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

As of October 31, 2014, the Registrant had 53,884,294 shares of Common Stock, par value $0.0001 per share, outstanding which includes 1,137,605 shares of unvested restricted stock awards with that have voting rights and are held by members of the Board of Directors and the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$232,629,788	$251,651,521	$648,082,830	$753,490,776
Cost of goods sold	179,448,580	194,553,275	500,375,219	582,881,105
Gross profit	53,181,208	57,098,246	147,707,611	170,609,671
Operating expenses:
Selling, general and administrative expenses	44,724,982	46,187,034	133,183,782	146,393,186
Depreciation and amortization	3,880,431	4,387,438	8,994,494	12,931,952
Change in fair value of contingent consideration	(29,627,005)	(1,570,129)	(30,667,562)	(1,743,637)
Goodwill impairment charge	37,908,000	-	37,908,000	-
Restructuring and other charges	4,321,862	-	4,321,862	-
Income (loss) from operations	(8,027,062)	8,093,903	(6,032,965)	13,028,170
Other income (expense):
Interest income	14,887	17,448	22,776	35,125
Interest expense	(820,081)	(1,079,013)	(1,820,013)	(3,082,297)
Other, net	77,147	(119,248)	(343,506)	(307,481)
Total other expense	(728,047)	(1,180,813)	(2,140,743)	(3,354,653)
Income (loss) before taxes	(8,755,109)	6,913,090	(8,173,708)	9,673,517
Income tax expense	310,961	1,799,419	18,115	2,665,067
Net income (loss)	$(9,066,070)	$5,113,671	$(8,191,823)	$7,008,450

Basic earnings (loss) per share	$(0.18)	$0.10	$(0.16)	$0.13
Diluted earnings (loss) per share	$(0.18)	$0.10	$(0.16)	$0.13

Comprehensive income (loss)	$(5,694,098)	$525,386	$(6,935,810)	$3,243,783

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEET

	December 31,	September 30,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$18,606,030	$22,153,663
Accounts receivable, net of allowance for doubtful accounts of $2,128,790 and $1,767,714 respectively	171,832,907	182,497,497
Unbilled revenue	27,483,544	34,225,093
Inventories	26,473,732	41,256,484
Prepaid expenses	11,746,965	11,152,793
Deferred income taxes	1,119,333	1,206,872
Other current assets	22,408,692	34,759,395
Total current assets	279,671,203	327,251,797
Property and equipment, net	23,724,750	29,475,807
Intangibles and other assets:
Goodwill	251,228,698	248,824,370
Intangible assets, net of accumulated amortization of $25,270,793 and $30,457,689, respectively	56,575,534	50,097,514
Deferred income taxes	2,319,515	2,396,216
Other assets	1,147,078	1,546,420
	311,270,825	302,864,520
Total assets	$614,666,778	$659,592,124
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$169,243,349	$165,800,771
Current portion of contingent consideration	16,718,516	20,160,730
Due to seller	-	402,499
Other liabilities	15,818,791	29,177,598
Accrued expenses	17,117,878	16,257,512
Total current liabilities	218,898,534	231,799,110
Revolving credit facility	69,000,000	103,500,000
Deferred income taxes	9,061,535	10,358,094
Contingent consideration, net of current portion	70,613,945	49,087,473
Other long-term liabilities	1,651,190	3,051,543
Total liabilities	369,225,204	397,796,220
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 61,395,494 and 61,763,832 shares issued, 51,282,185 and 52,742,965 shares outstanding, respectively	6,140	6,177
Additional paid-in capital	202,042,296	206,118,423
Treasury stock at cost, 10,113,309 and 9,020,867 shares, respectively	(62,312,101)	(49,996,277)
Accumulated other comprehensive income	2,777,000	(987,667)
Retained earnings	102,928,239	106,655,248
Total stockholders' equity	245,441,574	261,795,904
Total liabilities and stockholders' equity	$614,666,778	$659,592,124

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net income (loss)	$(8,191,823)	$7,008,450
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,994,494	12,931,952
Stock-based compensation expense	3,036,188	4,023,227
Deferred income taxes	4,026,444	1,208,931
Bad debt provision	372,482	651,543
Excess tax benefit from exercise of stock awards	1,768,277	-
Change in fair value of contingent consideration liability	(30,667,562)	(1,743,637)
Goodwill impairment charge	37,908,000	-
Reduction of prepaid commissions	3,939,974	-
Other operating activities	166,888	310,929
Change in assets and liabilities, net of acquisitions:
Accounts receivable and unbilled revenue	(6,171,498)	(18,057,683)
Inventories	(7,321,557)	(14,728,826)
Prepaid expenses and other assets	999,626	(11,604,972)
Accounts payable	6,752,468	(3,442,578)
Accrued expenses and other liabilities	(6,148,551)	7,404,928
Net cash provided by (used in) operating activities	9,463,850	(16,037,736)

Cash flows from investing activities
Purchases of property and equipment	(8,690,905)	(10,905,871)
Payments for acquisitions, net of cash acquired	(19,908,738)	-
Other investing activities	113,135	(594,207)
Net cash used in investing activities	(28,486,508)	(11,500,078)

Cash flows from financing activities
Net borrowings from revolving credit facility	26,500,000	34,500,000
Net short-term secured borrowings	-	2,717,222
Payments of contingent consideration	(5,489,373)	(5,768,591)
Proceeds from exercise of stock options	1,939,274	407,483
Excess tax benefit from exercise of stock awards	(1,768,277)	-
Payment of debt issuance costs	-	(623,364)
Other financing activities	(274,052)	458,667
Net cash provided by financing activites	20,907,572	31,691,417

Effect of exchange rate changes on cash and cash equivalents	120,988	(605,970)
Increase in cash and cash equivalents	2,005,902	3,547,633
Cash and cash equivalents, beginning of period	17,218,899	18,606,030
Cash and cash equivalents, end of period	$19,224,801	$22,153,663

See accompanying notes.

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three and Nine Months Ended September 30, 2014

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of December 31, 2013 included in the Company’s amended Annual Report on Form 10-K/A filed with the SEC on April 21, 2014.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected net income.

Foreign Currency Translation

The functional currency for the Company’s foreign operations is the local currency. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income, a separate component of stockholders’ equity. Realized gains and losses on foreign currency transactions are recognized in other income (expense) on the consolidated statement of comprehensive income. The net realized gains (losses) on foreign currency transactions were less than $0.1 million and $(0.1) million during the three months ended September 30, 2013 and 2014, respectively, and $(0.3) million and $(0.3) million during the nine months ended September 30, 2013 and 2014, respectively.

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

The Company defines its three reporting units as North America, Latin America and EMEA. At December 31, 2013, the Company elected to perform the quantitative impairment test for each of its three reporting units. In performing this test, the Company determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. No impairment was identified as of December 31, 2013 as a result of this test. The Company does not believe that goodwill is impaired as of September 30, 2014.

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

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and nine years, respectively. The Company does not believe that intangible assets are impaired as of September 30, 2014.

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

During the nine month periods ended September 30, 2013 and 2014, the Company granted 222,679 and 778,906 options, respectively. In addition, during the nine month periods ended September 30, 2013 and 2014, the Company granted 400,962 and 736,238 restricted common shares, respectively. During the nine month periods ended September 30, 2013 and 2014, 659,148 and 434,161 options were exercised and restricted common shares vested, respectively. The Company recorded $1.0 million and $1.4 million of compensation expense for the three months ended September 30, 2013 and 2014, respectively, and $3.0 million and $4.0 million of compensation expense for the nine months ended September 30, 2013 and 2014, respectively.

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

In July 2013, FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The Company adopted ASU 2013-11 on January 1, 2014, and it did not have an effect on its condensed consolidated financial statements.

Voluntary Change in Accounting Policy

During the quarter ended September 30, 2014, the Company voluntarily changed the date of its annual goodwill impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic forecasting and budgeting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

2.	Acquisitions

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or shares of our common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $69.2 million in contingent consideration at September 30, 2014 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended September 30, 2013 and 2014, the Company recorded income of $29.6 million and $1.6 million, respectively, for changes in the fair value of contingent consideration. During the nine months ended September 30, 2013 and 2014, the Company recorded income of $30.7 million and $1.7 million, respectively, for changes in the fair value of contingent consideration. Refer to Note 10 for a reconciliation of the contingent consideration liability balance for the nine months ended September 30, 2014.

For the three months ended September 30, 2013, the Company’s fair value adjustment to the contingent consideration liability includes a $27.4 million adjustment to reduce the liability relating to the Productions Graphics acquisition in 2011. As of September 30, 2014, the fair value of the potential remaining €48.5 million contingent consideration payments was decreased to €4.6 million. See Note 11 for more information on Productions Graphics.

As of September 30, 2014, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2014	$523,333	$336,075	$859,408
2015	12,833,799	36,089,285	48,923,084
2016	30,634,275	34,810,205	65,444,480
2017	-	45,825,900	45,825,900
	$43,991,407	$117,061,465	$161,052,872

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement.

Prior Year Acquisitions

During the nine months ended September 30, 2014, the company paid $0.6 million to former owners of businesses acquired in prior years for purchase price holdbacks related to verification of opening balance sheet working capital.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of September 30, 2014:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2013	$171,094,576	$9,875,236	$70,258,886	$251,228,698
Finalization of purchase accounting for prior year acquisitions	(167,922)	-	692,839	524,917
Foreign exchange impact	(34,692)	-	(2,894,553)	(2,929,245)
Net goodwill as of September 30, 2014	$170,891,962	$9,875,236	$68,057,172	$248,824,370

As discussed in Note 1, the Company defines its reportable operating segments as North America, Latin America and EMEA. For purposes of testing goodwill for impairment, the Company defines its reporting units as the same three units. This change in the reporting units along with a decline in forecasted financial performance in 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

In the third quarter of 2013, the Company recognized a $37.9 million non-cash, goodwill impairment charge related to the EMEA reporting unit. A change in reporting units and a decline in financial performance in 2013 compelled management to perform an interim goodwill impairment test as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value. Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value to determine the amount of the impairment charge. No tax benefit is recognized on the goodwill impairment. This charge had no impact on the Company’s cash flows or compliance with debt covenants.

4.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31, 2013 and September 30, 2014:

	December 31, 2013	September 30, 2014	Weighted Average Life
Customer lists	$77,244,427	$75,953,303	13.8	years
Noncompete agreements	1,077,349	1,077,349	3.9	years
Trade names	3,467,655	3,467,655	12.4	years
Patents	56,896	56,896	9.0	years
	81,846,327	80,555,203
Less accumulated amortization	(25,270,793)	(30,457,689)
Intangible assets, net	$56,575,534	$50,097,514

Amortization expense related to these intangible assets was $2.2 million and $1.9 million for the three months ended September 30, 2013 and 2014, respectively, and $4.0 million and $5.5million for the nine months ended September 30, 2013 and 2014, respectively.

The estimated amortization expense for the next five years is as follows:

Remainder of 2014	$1,795,519
2015	6,530,627
2016	6,143,284
2017	5,654,866
2018	5,131,448
Thereafter	24,841,770
$50,097,514

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Restructuring Activities and Other Charges

2014: No restructuring charges were incurred during the nine months ended September 30, 2014.

2013: During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of terminating 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or local employment laws.

The following table summarizes the restructuring charges by reportable segment. All restructuring charges were incurred during the three months ended September 30, 2013, and the obligations were paid prior to December 31, 2013. There were no new charges recognized during the nine months ended September 30, 2014.

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

The Company’s SMB division was one of the principal groups affected by the restructuring actions noted above.  In addition to these restructuring charges, the Company changed its compensation structure during the third quarter of 2013 so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $1.3 million for these employees.

6.	Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was (3.6)% and 26.0% in the three months ended September 30, 2013 and 2014, respectively, and (0.2)% and 27.6% for the nine months ended September 30, 2013 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period and the goodwill impairment charge recognized in the third quarter of 2013 disclosed in Note 3. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares and from contingently issuable shares related to acquisitions. During the three months ended September 30, 2013 and 2014, an aggregate of 1,310,586 and 2,078,808 options and restricted common shares, respectively, and during the nine months ended September 30, 2013 and 2014, an aggregate of 1,260,586 and 2,462,749 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2013 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Numerator:
Net income	$(9,066,070)	$5,113,671	$(8,191,823)	$7,008,450

Denominator:
Denominator for basic earnings per share—weighted-average shares	51,157,933	52,655,284	50,743,576	51,974,408
Effect of dilutive securities:
Employee stock options and restricted shares	-	-	-	-

Denominator for dilutive earnings per share	52,217,066	53,742,472	52,122,553	52,781,851

Basic earnings per share	$(0.18)	$0.10	$(0.16)	$0.13

Diluted earnings per share	$(0.18)	$0.10	$(0.16)	$0.13

8.	Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2014:

	Three Months Ended September 30,
	2013			2014
	Foreign currency	Unrealized holding gains on available-for-sale securities	Total	Foreign currency
Balance, beginning of period	$(1,843,038)	$-	$(1,843,038)	$3,600,618
Other comprehensive income before reclassifications	3,371,973	-	3,371,973	(4,588,285)
Amounts reclassified from AOCI	-	-	-	-
Net current-period other comprehensive income (loss)	3,371,973	-	3,371,973	(4,588,285)
Balance, end of period	$1,528,935	$-	$1,528,935	$(987,667)

	Nine Months Ended September 30,
	2013			2014
	Foreign currency	Unrealized holding gains on available-for-sale securities	Total	Foreign currency
Balance, beginning of period	$271,583	$1,338	$272,921	$2,777,000
Other comprehensive income before reclassifications	1,257,352	-	1,257,352	(3,764,667)
Amounts reclassified from AOCI	-	(1,338)	(1,338)	-
Net current-period other comprehensive income (loss)	1,257,352	(1,338)	1,256,014	(3,764,667)
Balance, end of period	$1,528,935	$-	$1,528,935	$(987,667)

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services was $0.2 million and $0.3 million during the three months ended September 30, 2013 and 2014, respectively, and $0.5 million and $1.2 million during the nine months ended September 30, 2013 and 2014, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.3 million during the three months ended September 30, 2013 and 2014, respectively, and $0.4 million and $0.5 million during the nine months ended September 30, 2013 and 2014, respectively. The net amount receivable from Arthur J. Gallagher & Co. at September 30, 2014 was $0.2 million.

10.	Fair Value Measurement

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2013 and September 30, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $1.0 million.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Fair Value Measurement (Continued)

The following table sets forth the Company’s financial assets and liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2013 and September 30, 2014, respectively:

At December 31, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,122	$667,122	$-	$-
Liabilities:
Contingent consideration	$(87,332,461)	$-	$-	$(87,332,461)

At September 30, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,239	$667,239	$-	$-
Liabilities:
Contingent consideration	$(69,248,203)	$-	$-	$(69,248,203)

(1)	Include in cash and cash equivalents on the balance sheet.

 The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2013	$(87,332,461)
Contingent consideration payments paid in cash	5,768,591
Contingent consideration payments paid in common stock	9,133,015
Change in fair value (1)	1,743,637
Reclass to Due to seller	402,499
Foreign exchange impact (2)	1,036,516
Balance as of September 30, 2014	$(69,248,203)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

11.	Commitments and Contingencies

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

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order, which is currently pending. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of September 30, 2014, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out periods ended in 2013 and ending in 2014 and 2015 is €55.0 million.

In February 2014, following the Company’s February 2014 announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims and intend to vigorously defend the matter. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim, and this motion is currently pending. Any loss that the Company and individual defendants may incur as a result of this matter cannot be estimated.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

12.	Amendment to Revolving Credit Facility

On September 25, 2014, the Company entered into an amendment (the “Fourth Amendment”) to its Credit Agreement, dated as of August 2, 2010, by and among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”).  The Fourth Amendment amends the Credit Agreement to, among other things: (i) increase the revolving commitment amount by $25 million to $175 million; (ii) extend the maturity date of the revolving credit facility from August 2, 2015 to September 25, 2019; (iii) adjust the applicable rate spreads charged for interest on outstanding loans and letters of credit, from a 115-325 basis point spread to a 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and from a 15-225 basis point spread to a 25-150 basis point spread for loans based on the base rate; (iv) remove the provision permitting the Company to incur certain securitization transactions; (v) increase to $50 million the maximum amount by which the Company may increase the revolving commitment; and (vi) amend certain covenants to which the Company is subject.

13.	Business Segments

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

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13.	Business Segments (Continued)

The table below presents financial information for the Company’s reportable operating segments and Other for the three and nine month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended September 30, 2014:
Net revenue from third parties	$166,338	$24,622	$60,692	$-	$251,652
Net revenue from other segments	-	103	2	(105)	-
Total net revenues	166,338	24,725	60,694	(105)	251,652
Adjusted EBITDA (1)	14,149	1,464	2,564	(5,892)	12,285
Three Months Ended September 30, 2013:
Net revenue from third parties	$163,220	$23,586	$45,824	$-	$232,630
Net revenue from other segments	6	224	27	(257)	-
Total net revenues	163,226	23,810	45,851	(257)	232,630
Adjusted EBITDA (1)	14,030	688	702	(6,684)	8,736

	North America	Latin America	EMEA	Other	Total
Nine Months Ended September 30, 2014:
Net revenue from third parties	$515,178	$77,522	$160,791	$-	$753,491
Net revenue from other segments	48	321	2,413	(2,782)	-
Total net revenues	515,226	77,843	163,204	(2,782)	753,491
Adjusted EBITDA (1)	40,866	4,194	5,331	(20,058)	30,333
Nine Months Ended September 30, 2013:
Net revenue from third parties	$490,314	$63,294	$94,475	$-	$648,083
Net revenue from other segments	26	1,069	37	(1,132)	-
Total net revenues	490,340	64,363	94,512	(1,132)	648,083
Adjusted EBITDA (1)	39,790	2,276	(16)	(20,654)	21,396

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, certain legal settlements and restatement-related professional fees, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Adjusted EBITDA	$8,736	$12,285	$21,396	$30,333
Depreciation and amortization	(3,880)	(4,387)	(8,994)	(12,932)
Stock-based compensation	(982)	(1,374)	(3,036)	(4,023)
Change in fair value of contingent consideration	29,627	1,570	30,668	1,744
Goodwill impairment charge	(37,908)	-	(37,908)	-
Restructuring and asset write down charges	(4,322)	-	(4,322)	-
Payments to former owner of Productions Graphics, net of cash recovered	911	-	(2,876)	-
Legal fees in connection with patent infringement defense	(209)	-	(961)	-
Restatement-related professional fees	-	-	-	(2,093)
Total other expense	(728)	(1,181)	(2,141)	(3,355)

Income (loss) before taxes	$(8,755)	$6,913	$(8,174)	$9,674

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of September 30, 2014, we operated in 67 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the sale of printed products to our clients. Our revenue was $648.1 million and $753.5 million during the nine months ended September 30, 2013 and 2014, respectively, an increase of 16.3%, of which 11% was from organic growth excluding the loss of a portion of a significant customer in 2013. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order printed products in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of printing services on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of printing services on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide printed products to our middle market clients on an order-by-order basis. During the nine months ended September 30, 2014, enterprise clients accounted for 78% of our revenue, while middle market clients accounted for 22% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the nine months ended September 30, 2013 and 2014 was $147.7 million and $170.6 million, or 22.8% and 22.6% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.6% and 19.4% for the nine months ended September 30, 2013 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $3.6 million as of September 30, 2014 from $4.1 million as of December 31, 2013.

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

Comparison of three months ended September 30, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three Months Ended September 30,
	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$163,220	70.2%	$166,338	66.1%
Latin America	23,586	10.1	24,622	9.8
EMEA	45,824	19.7	60,692	24.1

Revenue	$232,630	100.0%	$251,652	100.0%

North America

North America revenue increased by $3.1 million, or 1.9%, from $163.2 million during the three months ended September 30, 2013 to $166.3 million during the three months ended September 30, 2014. This increase in revenue is driven primarily by organic new enterprise growth.

Latin America

Latin America revenue increased by $1.0 million, or 4.4%, from $23.6 million during the three months ended September 30, 2013 to $24.6 million during the three months ended September 30, 2014. This increase is primarily driven by organic new enterprise growth and existing customer growth.

EMEA

EMEA revenue increased by $14.9 million, or 32.4%, from $45.8 million during the three months ended September 30, 2013 to $60.7 million during the three months ended September 30, 2014. This increase in revenue is driven primarily by organic new enterprise growth and existing customer growth.

Cost of goods sold

Our cost of goods sold increased by $15.1 million, or 8.4%, from $179.4 million during the three months ended September 30, 2013 to $194.6 million during the three months ended September 30, 2014. The increase is a result of the revenue growth during the three months ended September 30, 2014. Our cost of goods sold as a percentage of revenue was 77.1% and 77.3% during the three months ended September 30, 2013 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.9% and 22.7% during the three months ended September 30, 2013 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.5 million, or 3.3%, from $44.7 million during the three months ended September 30, 2013 to $46.2 million during the three months ended September 30, 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 19.2% for the three months ended September 30, 2013 to 18.4% for the three months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts and $0.9 million of cash recovered on payments made to the former owner of Productions Graphics during the three months ended September 30, 2013 recorded as a credit to selling, general and administrative expenses. Excluding cash recovered on payments to the former owner of Productions Graphics, selling general and administrative expenses as a percentage of revenue was 19.6% and 18.4% for the three months ended September 30, 2013 and 2014, respectively. This decrease is due to leverage from increased sales over fixed selling, general and administrative expenses. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information on the transactions related to the former owner of Productions Graphics.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million, or 13.1%, from $3.9 million during the three months ended September 30, 2013 to $4.4 million during the three months ended September 30, 2014. This increase was due to an increase in depreciation relating to internally developed software that was placed into service as well as amortization of intangible assets acquired from prior year acquisitions.

Change in fair value of contingent consideration

Income from the change in fair value of contingent consideration decreased by $28.1 million from $29.6 million during the three months ended September 30, 2013 to $1.6 million during the three months ended September 30, 2014. This decrease was primarily driven by a $27.4 million reduction of the contingent consideration liability for the Productions Graphics acquisition in the third quarter of 2013.

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

No restructuring charges were incurred during the three months ended September 30, 2014.

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

Our SMB division was one of the principal groups affected by the restructuring actions noted above. Recent performance below expectations led us to carry out these restructuring initiatives, which include the employee terminations described above as well as a planned change from an exclusive cold calling strategy to more of a warm lead customer acquisition strategy through a channel partner. In addition to these restructuring charges, we also recognized a charge during the third quarter of 2013 for the write-off of the prepaid commission balances of the remaining account executives in SMB. While these employees were not directly affected by the restructuring, a change in their compensation structure resulted in an additional $1.3 million write off in the third quarter of 2013.

Income from operations

Income (loss) from operations increased by $16.1 million from $(8.0) million loss during the three months ended September 30, 2013 to $8.1 million during the three months ended September 30, 2014. As a percentage of revenue, income from operations was (3.5)% and 3.2% during the three months ended September 30, 2013 and 2014, respectively. This increase is primarily attributable to the 2013 goodwill impairment charge and restructuring charges discussed above, offset by a decrease in income from change in the fair value of contingent consideration.

Other expense

Other expense increased by $0.5 million from $0.7 million for the three months ended September 30, 2013 to $1.2 million during the three months ended September 30, 2014. The increase is primarily attributable to an increase in interest expense of $0.3 million and an increase in the foreign currency losses of $0.2 million.

Income tax expense

Income tax expense increased by $1.5 million from $0.3 million during the three months ended September 30, 2013 to $1.8 million during the three months ended September 30, 2014. Our effective tax rate was (3.6)% and 26.0% for the three month periods ended September 30, 2013 and 2014, respectively. The effective tax rates were affected by the fair value changes to contingent consideration in each period and the goodwill impairment charge recognized in the third quarter of 2013. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. The increase in the effective tax rate is primarily attributable to the tax effect of these discrete items.

Net income

Net income (loss) increased by $14.2 million from $(9.1) million during the three months ended September 30, 2013 to $5.1 million during the three months ended September 30, 2014. Net income as a percentage of revenue increased from (3.9)% during the three months ended September 30, 2013 to 2.0% during the three months ended September 30, 2014. This increase is primarily attributable to the increase in income from operations discussed above.

Comparison of nine months ended September 30, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Nine Months Ended September 30,
	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$490,314	75.7%	$515,178	68.4%
Latin America	63,294	9.8	77,522	10.3
EMEA	94,475	14.6	160,791	21.3

Revenue	$648,083	100.0%	$753,491	100.0%

North America

North America revenue increased by $24.9 million, or 5.1%, from $490.3 million during the nine months ended September 30, 2013 to $515.2 million during the nine months ended September 30, 2014. This increase in revenue is driven primarily by organic new enterprise growth, offset by the loss of a portion of a significant customer.

Latin America

Latin America revenue increased by $14.2 million, or 22.5%, from $63.3 million during the nine months ended September 30, 2013 to $77.5 million during the nine months ended September 30, 2014. This increase is primarily driven by organic new enterprise growth and existing customer growth.

EMEA

EMEA revenue increased by $66.3 million, or 70.2%, from $94.5 million during the nine months ended September 30, 2013 to $160.8 million during the nine months ended September 30, 2014. This increase in revenue is primarily driven by revenue from our 2013 acquisitions, organic new enterprise growth and existing customer growth.

Cost of goods sold

Our cost of goods sold increased by $82.5 million, or 16.5%, from $500.4 million during the nine months ended September 30, 2013 to $582.9 million during the nine months ended September 30, 2014. The increase is a result of the revenue growth during the nine months ended September 30, 2014. Our cost of goods sold as a percentage of revenue was 77.2% and 77.4% during the nine months ended September 30, 2013 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.8% and 22.6% during the nine months ended September 30, 2013 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $13.2 million, or 9.9%, from $133.2 million during the nine months ended September 30, 2013 to $146.4 million during the nine months ended September 30, 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 20.6% for the nine months ended September 30, 2013 to 19.4% for the nine months ended September 30, 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts and $2.1 million of restatement-related professional fees incurred during the nine months ended September 30, 2014 related to Productions Graphics, offset by $2.9 million in payments made to the former owner of Productions Graphics, net of cash recovered, during the nine months ended September 30, 2013. Excluding restatement-related professional fees and payments to the former owner of Productions Graphics in each period, selling general and administrative expenses as a percentage of revenue was 20.1% and 19.2% for the nine months ended September 30, 2013 and 2014, respectively. This decrease is due to leverage from increased sales over fixed selling, general and administrative expenses and the elimination of losses from SMB. Refer to Note 11 of the Condensed Consolidated Financial Statements for further information on the transactions related to the former owner of Productions Graphics.

Depreciation and amortization

Depreciation and amortization expense increased by $3.9 million, or 43.8%, from $9.0 million during the nine months ended September 30, 2013 to $12.9 million during the nine months ended September 30, 2014. This increase was due to an increase in depreciation relating to internally developed software that was placed into service as well as amortization of intangible assets acquired from prior year acquisitions.

Change in fair value of contingent consideration

Income from the change in fair value of contingent consideration decreased by $28.9 million from $30.7 million during the nine months ended September 30, 2013 to $1.7 million during the nine months ended September 30, 2014. This decrease was primarily driven by a $27.4 million reduction of the contingent consideration liability for the Productions Graphics acquisition in the third quarter of 2013.

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

No restructuring charges were incurred during the nine months ended September 30, 2014.

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

Income from operations

Income (loss) from operations increased by $19.1 million from $(6.0) million during the nine months ended September 30, 2013 to $13.0 million during the nine months ended September 30, 2014. As a percentage of revenue, income from operations was (0.9) % and 1.7% during the nine months ended September 30, 2013 and 2014, respectively. This increase is primarily attributable to the 2013 goodwill impairment charge and restructuring charges discussed above, offset by a decrease in income from change in the fair value of contingent consideration.

Other expense

Other expense increased by $1.2 million, or 56.7%, from $2.1 million for the nine months ended September 30, 2013 to $3.4 million during the nine months ended September 30, 2014. The increase is primarily attributable to an increase in interest expense of $1.3 million.

Income tax expense

Income tax expense increased by $2.6 million from less than $0.1 million during the nine months ended September 30, 2013 to $2.7 million during the nine months ended September 30, 2014. Our effective tax rate was (0.2)% and 27.6% for the nine month periods ended September 30, 2013 and 2014, respectively. The effective tax rates were affected by the fair value changes to contingent consideration in each period and the goodwill impairment charge recognized in the third quarter of 2013. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. The increase in the effective tax rate is primarily attributable to the tax effect of these discrete items.

Net income

Net income (loss) increased by $15.2 million from $(8.2) million during the nine months ended September 30, 2013 to $7.0 million during the nine months ended September 30, 2014. Net income as a percentage of revenue increased from (1.3)% during the nine months ended September 30, 2013 to 0.9% during the nine months ended September 30, 2014. This increase is primarily attributable to the increase in income from operations discussed above.

 Liquidity and Capital Resources

On September 25, 2014, we entered into an amendment (the “Fourth Amendment”) to our Credit Agreement, dated as of August 2, 2010, by and among us, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”).  The Fourth Amendment amends the Credit Agreement to, among other things: (i) increase the revolving commitment amount by $25 million to $175 million; (ii) extend the maturity date of the revolving credit facility from August 2, 2015 to September 25, 2019; (iii) adjust the applicable rate spreads charged for interest on outstanding loans and letters of credit, from a 115-325 basis point spread to a 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and from a 15-225 basis point spread to a 25-150 basis point spread for loans based on the base rate; (iv) remove the provision permitting us to incur certain securitization transactions; (v) increase to $50 million the maximum amount by which we may increase the revolving commitment; and (vi) amend certain covenants to which we are subject. We are in compliance with all existing debt covenants as of September 30, 2014.

At September 30, 2014, we had $22.2 million of cash and cash equivalents. The sources and uses of cash during the nine months ended September 30, 2014 are described below:

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2014 was $16.0 million and consisted of net income of $7.0 million and $17.4 million of non-cash items, offset by $40.4 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $18.1 million, an increase in inventories of $14.7 million, and an increase in prepaid expenses and other assets of $11.6 million, offset by a decrease in accrued expenses and other liabilities of $7.4 million.

Cash provided by operating activities for the nine months ended September 30, 2013 was $9.5 million and consisted of a net loss of $(8.2) million and $29.5 million of non-cash items, offset by $11.9 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in inventories of $7.3 million, an increase in accounts receivable of $6.2 million and a decrease in accrued expenses and other liabilities of $6.1 million, offset by an increase in accounts payable of $6.8 million.

Investing Activities. Cash used in investing activities in the nine months ended September 30, 2014 of $11.5 million was primarily attributable to capital expenditures of $10.9 million.

Cash used in investing activities in the nine months ended September 30, 2013 of $28.5 million was attributable to payments made in connection with acquisitions of $19.9 million and capital expenditures of $8.7 million.

Financing Activities.   Cash provided by financing activities in the nine months ended September 30, 2014 of $31.7 million was primarily attributable to net borrowings under the revolving credit facility of $34.5 million and $2.7 million of net short-term secured borrowings, offset by payments of contingent consideration of $5.8 million.

Cash provided by financing activities in the nine months ended September 30, 2013 of $20.9 million was primarily attributable to the $26.5 million of borrowings under the revolving credit facility, $1.8 million of excess tax benefits over compensation cost on exercised stock awards and $1.9 million of proceeds from the exercise of stock options, offset by $5.5 million of payments of contingent consideration.

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. We believe that our available cash and cash equivalents and the $19.0 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce a portion of the U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $12.7 million and $16.9 million of foreign cash and cash equivalents as of December 31, 2013 and September 30, 2014, respectively, which are generally denominated in the local currency where the funds are held.

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

Critical Accounting Policies and Estimates

During the quarter ended September 30, 2014, we voluntarily changed the date of our annual goodwill impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides us with additional time to complete our annual goodwill impairment testing in advance of our year-end reporting and results in better alignment with our strategic forecasting and budgeting process. The voluntary change in accounting principle related to the annual testing date will not delay, accelerate or avoid an impairment charge. This change is not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change will be applied prospectively.

As of September 30, 2014, there were no other material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

In July 2013, FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The Company adopted ASU 2013-11 on January 1, 2014, and it did not have an effect on its condensed consolidated financial statements.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $175 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.75 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2014 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended September 30, 2014, we derived approximately 34.6% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Currency restrictions enacted in Venezuela require us to obtain approval from the Venezuelan government to exchange Venezuelan Bolivars for U.S. Dollars and require such exchange to be made at the official exchange rate established by the government. Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP and as a result, the functional currency of the company’s subsidiary in Venezuela is the U.S. Dollar. As of September 30, 2014, our subsidiary in Venezuela had net assets of $0.7 million denominated in the Venezuelan Bolivar. For the three months ended September 30, 2014, net revenues in Venezuela represented less than 1% of our consolidated revenues.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014 (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the Evaluation Date such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of the Evaluation Date and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Quarterly Report and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report fairly present in all material respects in accordance with GAAP our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

For more information on our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.	Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K, as amended, for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On September 4, 2014, we issued 214,579 unregistered shares of our common stock to the sellers of Eyelevel, Inc., an Oregon corporation, and 452,092 unregistered shares of our common stock to the sellers of EYELEVEL s.r.o., a Czech Republic limited liability company, EYELEVEL Solutions Ltd., a United Kingdom limited company, EYELEVEL, LLC, a Russian limited liability company, EYELEVEL RETAIL SOLUTIONS CONSULTORIA LTDA, a Brazilian limited liability company, Taizhou EYELEVEL Store Fixtures Co., Ltd., a Chinese limited liability company, EYELEVEL Solution Pty Ltd CAN 158 690 432, an Australian proprietary limited company, and EYELEVEL Limited, a Hong Kong company. The shares were issued as partial consideration in connection with the acquisition of these companies. All such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as the shares were issued to the owners of a business acquired in a privately negotiated transaction not involving a public offering or solicitation.

Item 6.	Exhibits

Exhibit No	Description of Exhibit
10.1

Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014).

18.1	Preferability Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 7, 2014	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 7, 2014	By:	/s/ Joseph M. Busky
Joseph M. Busky
Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1

Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 1, 2014).

18.1	Preferability Letter of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

