Form 10-K
period 2014-12-31
INNERWORKINGS INC
filed 2015-03-06
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 000-52170

INNERWORKINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-5997364
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

600 West Chicago Avenue, Suite 850 , Chicago, IL 60654	(312) 642-3700
(Address of principal executive offices) (Zip Code)	(Registrants’ telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.0001 par value	Nasdaq Global Market

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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2014, the last business day of the registrant’s most recent completed second quarter, was $316,956,806 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of February 25, 2014, the registrant had 53,946,282 shares of common stock, par value $0.0001 per share, outstanding which includes 1,072,005 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2014. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the “Company,” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation, and its subsidiaries.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in Part I, Item 1A entitled “Risk Factors” and Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Item 1.	Business

Our Company

We are a leading global marketing execution firm for Fortune 500 brands across a wide range of industries. As a comprehensive outsourced enterprise solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and product packaging across every major market worldwide. The items we source are generally procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our technology and databases of product and supplier information are designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing materials supply chain to obtain favorable pricing while delivering high-quality products and services for our clients.

Our proprietary software applications and databases create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as detailed pricing data. As a result, we have one of the largest independent repositories of supplier capabilities and pricing data for suppliers of marketing materials around the world. We leverage our supplier capabilities and pricing data to match our orders with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our middle market clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2014, we served more than 7,000 clients. We have increased our annual revenue from $5.0 million in 2002 to $1.0 billion in 2014, representing a compound annual growth rate of 55.5%.

As of December 31, 2014, we operated in 71 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Industry Overview

Our business of providing marketing execution solutions primarily includes the procurement of marketing materials, branded merchandise and retail displays. Based on external sources, including Pira International, we estimate the market for marketing materials, branded merchandise and retail displays, in aggregate, to exceed $200 billion annually in the United States. With 31% of our 2014 revenues generated from our international segments, there is also significant opportunity for our marketing execution solutions outside the United States.

Procurement of marketing materials is often dispersed across several areas of a business, including sales, marketing, communications and finance. The traditional process of procuring, designing and producing an order often requires extensive collaboration by manufacturers, designers, agencies, brokers, fulfillment and other middlemen, which is highly inefficient for the customer, who typically pays a mark-up at each intermediate stage of the supply chain. Consolidating marketing activities across the organization represents an opportunity to reduce total expenditure and decrease the number of vendors in the marketing supply chain.

To become more competitive, many businesses seek to focus on their core competencies and outsource non-core business functions, which typically include marketing execution. According to a recent report issued by HfS Research Ltd, the global business process outsourcing market is expected to reach $380 billion by 2017, representing 25% growth over 2012.

We seek to capitalize on the trends impacting the marketing supply chain and the movement towards outsourcing of non-core business functions by leveraging our propriety technology, expansive database, extensive supplier network and purchasing power.

Our Solution

Utilizing our proprietary technology and data, we provide our clients a global solution to procure and deliver marketing materials at favorable prices. Our network of more than 10,000 global suppliers offers a wide variety of products and a full range of print, fulfillment and logistics services.

Our procurement software and database seeks to capitalize on excess manufacturing capacity and other inefficiencies in the traditional supply chain for marketing materials. We believe that the most competitive prices we obtain from our suppliers are offered by the suppliers with the most unused capacity. We utilize our technology to:

•	greatly increase the number of suppliers that our clients can access efficiently;
•	obtain favorable pricing and deliver high quality products and services for our clients; and
•	aggregate our purchasing power.

Our proprietary technology and data streamline the procurement process for our clients by eliminating inefficiencies within the traditional marketing or print supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring marketing materials, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires that dedicated and experienced personnel work closely with both clients and suppliers. Our account executives and production managers perform that critical function.

Account executives act as the primary sales staff to our clients. Production managers manage the entire procurement process for our clients to ensure timely and accurate delivery of the finished product. For each order we receive, a production manager uses our technology to gather specifications, solicit bids from the optimal suppliers, establish pricing with the client, manage production and purchase and coordinate the delivery of the finished product.

Each client is assigned an account executive and one or more production managers, who develop contacts with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2014, we had over 650 production managers, including over 300 production managers working on-site at our clients. Although our clients fall into two categories, enterprise and middle market, the production process for each client category is substantially similar.

Our Proprietary Technology

Our proprietary technology is a fully-integrated solution that stores equipment profiles for our supplier network and price data for orders we quote and execute. Our technology allows us to match orders with the suppliers in our network that are optimally suited to produce an order at a highly competitive price. Our technology also allows us to efficiently manage the critical aspects of the procurement process, including gathering order specifications, identifying suppliers, establishing pricing, managing production and coordinating purchase and delivery of the finished product.

Our database stores the production capabilities of our supplier network, as well as price and quote data for bids we receive and transactions we execute. As a result, we maintain one of the largest independent repositories of equipment profiles and price data for suppliers of marketing materials. Our production managers use this data to discover excess manufacturing capacity, select optimal suppliers, negotiate favorable pricing and efficiently procure high-quality products and services for our clients.  We rate our suppliers based on product quality, customer service and overall satisfaction. This data is stored in our database and used by our production managers during the supplier selection process.

We believe our proprietary technology allows us to procure marketing materials more efficiently than traditional manual or semi-automated systems used by many printers and print brokers in the marketplace. Our technology includes the following features:

•	Customized order management. Our solution automatically generates customized data entry screens based on product type and guides the production manager to enter the required job specifications. For example, if a production manager selects “envelope” in the product field, the screen will automatically prompt the production manager to specify the size, paper type, window size and placement and display style.

•	Cost management. Our solution reconciles supplier invoices to executed orders to ensure the supplier adhered to the pricing and other terms contained in the order. In addition, it includes checks and balances that allow us to monitor important financial indicators relating to an order, such as projected gross margin and significant job alterations.

•	Standardized reporting. Our solution generates transaction reports that contain quote, supplier capability, price and customer service information regarding the orders the client has completed with us. These reports can be customized, sorted and searched based on a specified time period or the type of product, price or supplier. In addition, the reports give our clients insight into their spend for each individual job and on an enterprise-wide basis, which allows the client to track the amounts it spends on job components such as paper, production and logistics.

•	Task-tracking. Our solution creates a work order checklist that sends e-mail reminders to our production managers regarding the time elapsed between certain milestones and the completion of specified deliverables. These automated notifications enable our production managers to focus on more critical aspects of the process and eliminate delays.

•	Historical price baseline. Some of our larger clients provide us with pricing data for orders they completed before they began to use our solution. For these clients, our solution automatically compares our current price for a job to the price obtained by the client for a comparable historical job, which enables us to demonstrate on an ongoing basis the cost savings we provide.

We have created customized e-commerce stores on our client and third party platforms to order pre-selected products, such as personalized stationery, marketing brochures, and promotional products. Automated order processes can send requests to our vendors for fulfillment or printing of variable print on demand products.

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable, and transportation. Our clients also include printers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2014, we served more than 7,000 clients through approximately 6,000 suppliers. For the years ended December 31, 2012, 2013 and 2014, our largest customer accounted for 8%, 5% and 6% of our revenue, respectively. Revenue from our top ten clients accounted for 32%, 30% and 28% of our revenue in 2012, 2013 and 2014, respectively.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some or substantially all of their marketing materials, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2012, 2013 and 2014, enterprise clients accounted for 75%, 77% and 79% of our revenue, respectively. We provide marketing materials to our middle market clients on an order-by-order basis. For the years ended December 31, 2012, 2013 and 2014, middle market clients accounted for 25%, 23% and 21% of our revenue, respectively.

Our Products and Services

We offer a full range of solutions to support the marketing execution needs of our clients. Our outsourced print management solution encompasses the design, sourcing, and delivery of printed marketing materials such as direct mail, in-store signage, and marketing collateral. We provide a similar outsourced solution for the design, sourcing, and delivery of other categories in the marketing supply chain, such as branded merchandise and product packaging. We also assist clients with the management of events and promotions spending and related procurement needs. Our retail environments solution involves the design, sourcing, and installation of point of sale displays, permanent retail fixtures, and overall store design. We also offer on-site outsourced creative studio services, as well as on-demand creative services.

We offer comprehensive fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development, and pre-media services, such as image and print-ready page processing and proofing capabilities. Our e-commerce and online collaboration technology empowers our clients with branded self-service ecommerce websites that prompt quick and easy online ordering, fulfillment, tracking and reporting.

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

Our Supplier Network

Our network of more than 10,000 global suppliers includes printers, graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms, fulfillment and distribution centers and manufacturers of displays and promotional items.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2014, our top ten suppliers accounted for approximately 10% of our cost of goods sold, and no supplier accounted for more than 2% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our account executives sell our marketing execution solutions to corporate clients. As of December 31, 2014, we had approximately 400 account executives. Our agreements with our account executives require them to market and sell our solutions on an exclusive basis and contain non-competition and non-solicitation provisions that apply during and for a specified period after the term of their service.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of experienced sales representatives globally and we believe that we will be able to identify additional qualified account executives from this pool of individuals. We also expect to augment our sales force through selective acquisitions of other businesses that offer marketing execution services, including print brokers that employ experienced sales personnel with established client relationships.

We believe that we offer account executives an attractive opportunity because they can utilize our vast supplier network, proprietary pricing data and customized order management solution to sell to their clients virtually any type of marketing materials at a highly competitive price. In addition, the diverse production and service capabilities of the suppliers in our network provide our account executives the opportunity to deliver a more complete product and service offering to their clients. We believe we can better attract and retain experienced account executives than our competitors because of the breadth of products offered by our supplier network.

To date, we have been successful in attracting and retaining qualified account executives. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our intranet.

Competition

Our marketing execution solutions compete with companies in the print industry and several print-related industries, including graphics art and digital imaging and fulfillment and logistics. As a result, we compete on some level with virtually every company that is involved in printing, from printers to graphic designers, pre-press firms and fulfillment companies.

Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. The printers with which we compete generally own and operate their own printing equipment and typically serve clients only within the specific product categories and print types that their equipment produces.

We also compete with print management firms and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, LogicSource and HH Global, offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in marketing materials procurement are price, product quality, customer service and reliability. Although we believe our business delivers products and services on competitive terms, our business and the marketing execution industry are relatively new and are evolving rapidly. The individuals responsible for purchasing marketing materials at our prospective clients may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to compete with us directly by offering procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

Intellectual Property

We rely primarily on a combination of copyright, trademark and trade secret laws to protect our intellectual property rights. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, intrusion detection software, password encryption and physical security, with access limited to authorized IT personnel. In addition to our security infrastructure, our system data is backed up and stored in a redundant facility on a daily basis to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our overall IT recovery ability and co-location facility semi-annually and test our back-up processes quarterly to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2014, we had approximately 1,600 employees and independent contractors in more than 30 countries.  We consider our employee relations to be strong.

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

We compete with companies in the print industry and several print-related industries, including graphics art and digital imaging, and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are printers that employ traditional methods of marketing and selling their printed materials. Many of these printers, such as Quad/Graphics and R.R. Donnelley, have larger client bases and significantly more resources than we do. Print buyers may prefer to utilize the traditional services offered by the printers with whom we compete. Alternatively, some of these printers may elect to offer outsourced print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of print management firms and brokers. Several of these competitors, such as Williams Lea, LogicSource and HH Global, offer outsourced print procurement services or enterprise software applications for the print industry. These competitors, or new competitors that enter the market, may also offer print procurement services similar to and competitive with, or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable experience in the print industry. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business and our operating results.

If our services do not achieve widespread commercial acceptance, our business will suffer.

Most companies currently coordinate the procurement and management of their print orders with their own employees using a combination of telephone, facsimile, e-mail, their own technology platforms and the Internet. Growth in the demand for our services depends on the adoption of our outsourcing model for print procurement services. We may not be able to persuade prospective clients to change their traditional print management processes. Our business could suffer if our services are not accepted or are not perceived by the marketplace to be effective or valuable.

If our suppliers do not meet our needs or expectations, or those of our clients, our business would suffer.

The success of our business depends to a large extent on our relationships with our clients and our reputation for high quality marketing materials and marketing execution services. We do not own printing presses or other manufacturing equipment. Instead, we rely on third-party suppliers to deliver the products and services that we provide to our clients. As a result, we do not directly control the products manufactured or the services provided by our suppliers. If our suppliers do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged, our business would be harmed and we could be subject to legal liability.

A significant portion of our revenue is derived from a relatively limited number of large clients and any loss of, or decrease in sales to, these clients could harm our results of operations.

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 32%, 30% and 28% of our revenue during the years ended December 31, 2012, 2013 and 2014, respectively. Our largest client accounted for 8%, 5% and 6% of our revenue in 2012, 2013 and 2014, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn, or a dramatic decline in the demand for marketing materials, could adversely affect our revenue and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Continued economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of marketing materials that our clients order from us. Reduced demand from one of these industries or markets could adversely affect our revenues, operating income and profitability.

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

Aggregate revenue from our Latin America and EMEA segments (collectively referred to as the International segment in prior years) represented 18%, 26% and 31% of total revenue for the years ended December 31, 2012, 2013 and 2014, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

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

As we expand our business in foreign countries, we will become exposed to increased risk of loss from foreign currency fluctuations and exchange controls, particularly the strengthening of the U.S. dollar against major currencies, as well as longer accounts receivable payment cycles. We have limited control over these risks, and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

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

In addition, we must retain our current account executives and properly incentivize them to obtain new clients and maintain existing client relationships. If a significant number of our account executives leave InnerWorkings and take their clients with them, our revenue could be negatively impacted. Although we have entered into non-competition agreements with our account executives, we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current account executives could also increase our recruiting costs and decrease our operating efficiency and productivity, which could lead to a decline in the demand for our services.

If we are unable to expand our enterprise client base, our revenue growth rate may be negatively impacted.

As part of our growth strategy, we seek to attract new enterprise clients and expand relationships with existing enterprise and middle market clients. If we are unable to attract new enterprise clients or expand our relationships with our existing enterprise and middle market clients, our ability to grow our business will be hindered.

Most of our clients may terminate their relationships with us on short notice and with no penalties or limited penalties.

Our middle market clients, which accounted for approximately 25%, 26% and 21% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 75%, 77% and 79% of our revenue for the years ended December 31, 2012, 2013 and 2014, respectively, that are generally for three to five year terms. Most of these contracts, however, permit the clients to terminate our engagements upon prior notice ranging from 90 days to 12 months with limited or no penalties.

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

Our revenue increased from $5.0 million in 2002 to $1.0 billion in 2014, representing a compound annual growth rate of 55.5%. Between January 1, 2002 and December 31, 2014, the number of our employees and independent contractors increased from 21 to approximately 1,600. Continued growth could place a significant strain on our ability to:

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

In this Annual Report on Form 10-K, we reported that our internal control over financial reporting were effective as of December 31, 2014. See “Item 9A. Controls and Procedures.”

However, we cannot assure that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors in our financial statements, and substantial costs and resources may be required to rectify these or other internal control deficiencies, and may subject us to risk of litigation, for which we may incur substantial costs regardless of its outcome. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business, and our business and financial condition could be harmed.

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

Security and privacy breaches may damage client relations and inhibit our growth.

The secure and uninterrupted operation of our information technology systems is critical to our business. These systems host our own confidential information as well as third-party data, which may be targeted by sophisticated cyber attacks or other attempted intrusions. If we are the victim of a significant data security breach, or if our clients perceive that we are unable to protect the security of their confidential information, we could suffer harm to our reputation with clients, be exposed to liability, and incur significant remediation costs, which could have a material adverse effect on our business, financial position, and results of operations.

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

If we fail to protect our intellectual property rights adequately, our competitors could replicate our proprietary technology and processes and offer similar services, which would harm our competitive position. We rely primarily on a combination of trademark and trade secret laws and confidentiality and nondisclosure agreements to protect our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our rights or imitate or duplicate our services or methodologies. We may need to litigate to enforce our intellectual property rights or determine the validity and scope of the rights of others. Any such litigation could be time-consuming and costly.

If we are unable to maintain our proprietary technology, demand for our services, and, therefore our revenue could decrease.

We rely heavily on our proprietary technology to procure marketing materials for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of print buyers or the trends in the marketing materials industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

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

Our future success will depend to a significant extent on the continued services of Eric Belcher, our Chief Executive Officer, Ryan Spohn, our Controller and interim Chief Financial Officer, John Eisel, our Chief Operating Officer, and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

We have used, and expect to continue to use, shares of our common stock to pay for all or a portion of our acquisitions. If the owners of potential acquisition candidates are not willing to receive our common stock in exchange for their businesses, our acquisition prospects could be limited.  Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

Our business is subject to seasonal sales fluctuations, which could result in volatility or have an adverse effect on the market price of our common stock.

Our business is subject to some degree of sales seasonality. Historically, the percentage of our annual revenue earned during the third and fourth fiscal quarters has been higher due, in part, to a greater number of orders for marketing materials in anticipation of the year-end holiday season. If our business continues to experience seasonality, we may incur significant additional expenses during our third and fourth quarters, including additional staffing expenses. Consequently, if we were to experience lower than expected revenue during any future third or fourth quarter, whether from a general decline in economic conditions or other factors beyond our control, our expenses may not be offset, which would have a disproportionate impact on our operating results and financial condition for that year. Such fluctuations in our operating results could result in volatility or have an adverse effect on the market price of our common stock.

Price fluctuations in raw materials costs could adversely affect the margins on our orders.

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

We take full title and risk of loss for the printed products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2012, 2013 and 2014, our revenue was $789.6 million, $891.0 million and $1,000.1 million, respectively, and our top ten clients accounted for 32%, 30% and 28%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2014, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier and our receipt of payment from our clients varies with each job and client. In addition, a significant percentage of our revenue is subject to the discretion of our enterprise and middle market clients, who may stop using our services at any time, subject, in the case of most of our enterprise clients, to advance notice requirements. Therefore, the number, size and profitability of jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to a significant decline in the market price of our stock. This may lead to volatility in our stock price. The factors that are likely to cause these variations include:

•	the demand for our marketing execution solutions;
•	the use of outsourced enterprise solutions;
•	clients’ business decisions regarding the quantities of marketing materials they purchase;
•	the number, timing and profitability of our jobs, unanticipated contract terminations and job postponements;
•	new product introductions and enhancements by our competitors;
•	changes in our pricing policies;
•	our ability to manage costs, including personnel costs; and
•	costs related to possible acquisitions of other businesses.

Concentration of ownership of our common stock among our executive officers, directors and principal stockholders may prevent investors from influencing significant corporate decisions.

As of December 31, 2014, our executive officers, directors and stockholders of more than 10% of our common stock beneficially owned or controlled approximately 37% of our common stock. If these stockholders choose to act together, they may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 24 other office locations in the United States and 46 office locations in 36 other countries around the world. These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, France, Switzerland, Denmark, Czech Republic, Germany, Ireland, Russia, China, Hong Kong, Australia and various other countries, and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2014 to November 21, 2021.

Item 3.	Legal Proceedings

For information on our legal proceedings, see Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

	High	Low
2013
First Quarter	$15.80	$12.00
Second Quarter	$15.16	$9.35
Third Quarter	$12.29	$9.75
Fourth Quarter	$10.46	$5.54

2014
First Quarter	$8.62	$6.79
Second Quarter	$8.86	$6.90
Third Quarter	$8.96	$7.80
Fourth Quarter	$9.44	$6.56

Holders

As of March 6, 2015, there were 50 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Recent Sales of Unregistered Securities

On September 4, 2014, we issued 214,579 unregistered shares of our common stock to the sellers of Eyelevel, Inc., an Oregon corporation, and 452,092 unregistered shares of our common stock to the sellers of EYELEVEL s.r.o., a Czech Republic limited liability company, EYELEVEL Solutions Ltd., a United Kingdom limited company, EYELEVEL, LLC, a Russian limited liability company, EYELEVEL RETAIL SOLUTIONS CONSULTORIA LTDA, a Brazilian limited liability company, Taizhou EYELEVEL Store Fixtures Co., Ltd., a Chinese limited liability company, EYELEVEL Solution Pty Ltd CAN 158 690 432, an Australian proprietary limited company, and EYELEVEL Limited, a Hong Kong company. The shares were issued as partial consideration in connection with the acquisition of these companies. All such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act, as the shares were issued to the owners of a business acquired in a privately negotiated transaction not involving a public offering or solicitation.

Issuer Purchases of Equity Securities

The following table provides information relating to our purchase of shares of our common stock in fourth quarter of 2014. All these purchases reflect shares withheld upon vesting of restricted stock for minimum tax withholding obligations.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
10/1/14-10/31/14	33	$8.82	-	-
11/1/14-11/30/14	9,277	8.14	-	-
12/1/14-12/31/14	-	-	-	-
Total	9,310	$8.14	-	-

(1)	Total number of shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless, and only to the extent that, the Company specifically incorporates it by reference.

The following graph assumes $100 was invested on December 31, 2009 in the common stock of the Company, and each of the following indices and assumes reinvestment of any dividends.  The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2014
INWK	$100	$111	$158	$234	$132	$132
NASDAQ Market Index	$100	$117	$115	$133	$184	$209
Dow Jones Business Support Services Index	$100	$110	$114	$144	$191	$197

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2010	2011	2012	2013	2014
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$482,212	$632,314	$789,585	$890,960	$1,000,133
Cost of goods sold	366,200	484,932	612,026	688,934	770,674
Gross profit	116,012	147,382	177,559	202,026	229,459
Selling, general and administrative expenses	91,796	115,818	146,124	183,443	195,006
Depreciation and amortization	9,009	10,172	10,790	13,664	17,723
Change in fair value of contingent consideration	-	(1,702)	(27,689)	(31,331)	(37,873)
Preference claim settlement charge	-	950	1,099	-	-
VAT settlement charge	-	-	1,485	-	-
Goodwill impairment charge	-	-	-	37,908	-
Intangible asset impairment charges	-	-	-	-	2,710
Restructuring and other charges	-	-	-	4,322	-
Income (loss) from operations	15,207	22,144	45,750	(5,980)	51,893
Gain on sale of investments	3,578	3,948	1,196	-	-
Interest income	151	182	66	76	57
Interest expense	(1,928)	(2,251)	(2,438)	(2,954)	(4,428)
Other, net	(49)	-	94	(357)	(747)
Total other income (expense)	1,752	1,879	(1,082)	(3,235)	(5,118)
Income (loss) before income taxes	16,959	24,023	44,668	(9,215)	46,775
Income tax expense (benefit)	5,749	7,407	5,874	(556)	2,313
Net income (loss)	$11,210	$16,616	$38,794	$(8,659)	$44,462
Net income (loss) per share of common stock:
Basic	$0.25	$0.36	$0.79	$(0.17)	$0.85
Diluted	$0.24	$0.34	$0.76	$(0.17)	$0.84
Shares used in per share calculations:
Basic	45,704	46,428	48,811	50,875	52,095
Diluted	47,582	48,818	51,240	50,875	53,104

	As of December 31,
	2010	2011	2012	2013	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$5,259	$13,219	$17,219	$18,606	$22,578
Working capital(1)	64,982	65,815	84,489	57,766	95,160
Total assets	279,925	457,653	514,780	614,667	631,250
Revolving credit facility(2)	47,400	60,000	65,000	69,000	104,539
Capital leases	28	65	-	-	-
Total stockholders’ equity	160,184	181,725	242,952	245,442	296,147

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.
(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014 to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A “Risk Factors.”

Overview

We are a leading global marketing execution firm for Fortune 500 brands across a wide range of industries. As a comprehensive outsourced enterprise solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and product packaging across every major market worldwide. The items we source are generally procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our technology and databases of product and supplier information are designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing materials supply chain to obtain favorable pricing while delivering high-quality products and services for our clients. Since 2002, we have expanded from a regional focus to a national and now global focus.

Our proprietary software applications and databases create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as detailed pricing data. As a result, we have one of the largest independent repositories of supplier capabilities and pricing data for suppliers of marketing materials around the world. We leverage our supplier capabilities and pricing data to match our orders with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

Through our network of more than 10,000 global suppliers, we offer a full range of print, fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing products from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and middle market. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our middle market clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. As of December 31, 2014, we had approximately 1,600 employees and independent contractors in more than 30 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA.   In 2014, we generated global revenue from third parties of $688.9 million in the North America segment, $99.7 million in the Latin America segment and $211.5 million in the EMEA segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major print markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $789.6 million, $891.0 million and $1,000.1 million in 2012, 2013 and 2014, respectively, reflecting growth rates of 12.8% and 12.3% in 2013 and 2014, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order marketing materials in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of marketing materials on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of marketing materials on a recurring basis. We categorize all other clients as middle market. We enter into contracts with our enterprise clients to provide some or a specific portion of their marketing products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring marketing materials needs to us. We provide marketing materials to our middle market clients on an order-by-order basis. For the years ended December 31, 2012, 2013 and 2014, enterprise clients accounted for 75%, 77% and 79% of our revenue, respectively, while middle market clients accounted for 25%, 23% and 21% of our revenue, respectively.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for years ended December 31, 2012, 2013 and 2014 was $177.6 million, $202.0 million and $229.5 million, or 22.5%, 22.7% and 22.9% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.5%, 20.6% and 19.5% in 2012, 2013 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $3.0 million as of December 31, 2014 from $4.1 million as of December 31, 2013.

We agree to provide our clients with marketing materials that conform to the industry standard of a “commercially reasonable quality,” and our suppliers in turn agree to provide us with products of the same quality. In addition, the quotes we execute with our clients include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations.

We are required to make payment to our suppliers for completed print jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $1.7 million, $1.3 million and $2.0 million in 2012, 2013 and 2014, respectively.

Our income (loss) from operations for 2012, 2013 and 2014 was $45.7 million, $(6.0) million and $51.9 million, respectively.

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

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, we generally report revenue on a gross basis because we are the primary obligor in our arrangements to procure marketing materials and other products for our customers. Under these arrangements, we are responsible for the fulfillment, including the acceptability, of the marketing materials and other products. In addition, we (i) determine which suppliers are included in our network, (ii) have discretion to select from among the suppliers within our network, (iii) are obligated to pay our suppliers regardless of whether we are paid by our customers, and (iv) have reasonable latitude to establish exchange price. In some transactions, we also have general inventory risk and are involved in the determination of the nature or characteristics of the marketing materials and products. When we are not the primary obligor, revenues are reported on a net basis.

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

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivables. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2014. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of as of the first day of the fourth fiscal quarter of each year.

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

We define our three reporting units as North America, Latin America and EMEA. At October 1, 2014, we elected to perform the quantitative impairment test for each of our three reporting units. In performing this test, we determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. No impairment was identified as of October 1, 2014 as a result of this test. We do not believe that goodwill is impaired as of December 31, 2014.

 In the third quarter of 2013, we recorded a non-cash, goodwill impairment charge of $37.9 million. For additional information related to the goodwill impairment, see the discussion of our results of operations below.

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

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompete agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2014, the net balance of our intangible assets was $44.9 million.

In the fourth quarter of 2014, we recorded a non-cash, intangible asset impairment charge of $2.7 million. For additional information related to the intangible asset impairment, see the discussion of our results of operations below.

Contingent Purchase Consideration

In connection with certain of the Company’s business acquisitions accounted for under ASC 805, contingent purchase consideration is payable in cash or shares of our stock upon the achievement of certain performance measures over future periods. For these acquisitions, the Company has estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. The Company has recorded $87.3 million and $32.6 million in contingent purchase consideration obligations at December 31, 2013 and 2014, respectively. Changes in estimated fair value of the contingent purchase consideration obligations are recorded in the Company’s results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business.

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

The Company recorded $6.2 million, $4.7 million and $5.4 million in compensation expense related to stock-based compensation, for the years ended December 31, 2012, 2013 and 2014, respectively.

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

As a result of certain realization requirements of ASC 718, we have not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2014, we have $13.4 million and $11.4 million in federal and state tax deductions, respectively, related to stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

Recent Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. We adopted ASU 2013-11 on January 1, 2014, and it did not have an effect on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

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

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). This standard requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. We do not expect this guidance to have a material impact on our consolidated financial statements.

Voluntary Change in Accounting Policy

During the quarter ended September 30, 2014, we voluntarily changed the date of our annual goodwill impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides us with additional time to complete our annual goodwill impairment testing in advance of our year-end reporting and results in better alignment with our strategic forecasting and budgeting process. The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2012	2013	2014
Consolidated statements of income data:
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	77.5	77.3	77.1

Gross profit	22.5	22.7	22.9
Selling, general and administrative expenses	18.5	20.6	19.5
Depreciation and amortization	1.4	1.5	1.8
Change in fair value of contingent consideration	(3.5)	(3.5)	(3.8)
Preference claim settlement charge	0.1	-	-
VAT settlement charge	0.2	-	-
Goodwill impairment charge	-	4.3	-
Intangible asset impairment charges	-	-	0.3
Restructuring and other charges	-	0.5	-

Income (loss) from operations	5.8	(0.7)	5.2
Other income (expense)	(0.1)	(0.4)	(0.5)

Income (loss) before income taxes	5.7	(1.0)	4.7
Income tax expense (benefit)	0.7	(0.1)	0.2

Net income (loss)	4.9%	(1.0)%	4.4%

Comparison of years ended December 31, 2012, 2013 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Years ended December 31,
	2012	% of Total	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$648,800	82.2%	$658,022	73.9%	$688,990	68.9%
Latin America	59,200	7.5	89,286	10.0	100,163	10.0
EMEA	83,305	10.6	145,030	16.3	216,617	21.7
Other(1)	(1,720)	(0.2)	(1,378)	(0.2)	(5,637)	(0.6)

Revenue	$789,585	100.0%	$890,960	100.0%	$1,000,133	100.0%

(1)	“Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

2014 compared to 2013. Our revenue increased by $109.2 million, or 12.3%, from $891.0 million in 2013 to $1,000.1 million in 2014.

North America

North America revenue increased by $31.0 million, or 4.7%, from $658.0 million in 2013 to $689.0 million in 2014. This increase is driven primarily by organic new enterprise account growth, offset by the 2013 loss of a portion of a significant customer which impacted the first quarter of 2014 by $8.8 million.

Latin America

Latin America revenue increased by $10.9 million, or 12.2%, from $89.3 million in 2013 to $100.2 million in 2014. This increase is driven primarily by organic new enterprise account growth and existing customer growth in the region, offset by foreign currency exchange rate impact of approximately $9.1 million. Excluding foreign currency impacts, Latin America revenue growth was $20.0 million or 22.4%.

EMEA

EMEA revenue increased by $71.6 million, or 49.4%, from $145.0 million in 2013 to $216.6 million in 2014. This increase is driven primarily by a full year of revenue from 2013 acquisitions of $42.6 million and $29.0 million, or 20%, organic growth from new enterprise and growth with existing customers. The impact of foreign currency exchange rates was immaterial for the full year.

2013 compared to 2012. Our revenue increased by $101.4 million, or 12.8%, from $789.6 million in 2012 to $891.0 million in 2013.

North America

North America revenue increased by $9.2 million, or 1.4%, from $648.8 million in 2012 to $658.0 million in 2013. This increase is driven primarily by revenue from 2013 acquisitions of $23.4 million and organic new enterprise account growth, offset by $26.0 million from the loss of a portion of a significant customer.

Latin America

Latin America revenue increased by $30.1 million, or 50.8%, from $59.2 million in 2012 to $89.3 million in 2013. This increase is driven primarily by organic new enterprise account growth in the region.

EMEA

EMEA revenue increased by $61.7 million, or 74.1%, from $83.3 million in 2012 to $145.0 million in 2013. This increase is primarily due to $41.0 million contributed from European acquisitions in 2013 and 17% organic growth.

Cost of goods sold

2014 compared to 2013.  Our cost of goods sold increased by $81.7 million, or 11.9%, from $688.9 million in 2013 to $770.7 million in 2014. The increase is a result of the revenue growth in 2014. Our cost of goods sold as a percentage of revenue was 77.3% in 2013 and 77.1% in 2014.

2013 compared to 2012.  Our cost of goods sold increased by $76.9 million, or 12.6%, from $612.0 million in 2012 to $688.9 million in 2013. The increase is a result of the revenue growth in 2013. Our cost of goods sold as a percentage of revenue was 77.5% in 2012 and 77.3% in 2013.

Gross Profit

2014 compared to 2013.  Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.7% in 2013 and 22.9% in 2014. This increase was primarily driven by favorable product category mix in 2014 compared to 2013.

2013 compared to 2012. Our gross margin increased from 22.5% in 2012 to 22.7% in 2013. This increase was primarily driven by favorable product category mix in 2013 compared to 2012.

Selling, general and administrative expenses

2014 compared to 2013. Selling, general and administrative expenses increased by $11.6 million, or 6.3%, from $183.4 million in 2013 to $195.0 million in 2014. As a percentage of revenue, selling, general and administrative expenses decreased from 20.6% in 2013 to 19.5% in 2014. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts, $2.1 million of restatement-related professional fees incurred during the first quarter of 2014 related to Productions Graphics and a reserve of $0.9 million for the loss on a secured asset sold to a transactional customer in 2013, offset by $2.6 million in payments made to the former owner of Productions Graphics, net of cash recovered, during 2013. Excluding restatement-related professional fees, payments to the former owner of Productions Graphics in each period and the secured asset reserve, selling general and administrative expenses as a percentage of revenue were 20.3% and 19.2% in 2013 and 2014, respectively. This decrease is due to leverage from increased sales over fixed selling, general and administrative expenses and the elimination of losses from our Small and Medium Business (“SMB”) division. See Note 9 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information related to Productions Graphics.

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

Depreciation and amortization

2014 compared to 2013. Depreciation and amortization expense increased by $4.1 million, or 29.7%, from $13.7 million in 2013 to $17.7 million in 2014. This increase is due to a full year of amortization of intangibles related to 2013 acquisitions as well as additional depreciation related to the Company’s global enterprise resource planning system for which implementation began in the third quarter of 2013. As a percentage of revenue, depreciation and amortization expense increased from 1.5% in 2013 to 1.8% in 2014.

2013 compared to 2012. Depreciation and amortization expense increased by $2.9 million, or 26.6%, from $10.8 million in 2012 to $13.7 million in 2013. This increase is due to an increase in amortization of intangibles related to recent acquisitions as well as the scheduled amortization of certain intangible assets which are not consumed evenly over their useful lives, often resulting in more expense in earlier periods compared to a straight-line amortization pattern. As a percentage of revenue, depreciation and amortization expense increased from 1.4% in 2012 to 1.5% in 2013.

Change in fair value of contingent consideration

2014 compared to 2013. Income from the change in fair value of contingent consideration increased by $6.5 million, or 20.9%, from $31.3 million in 2013 to $37.9 million in 2014. Included in these amounts are $26.6 million and $7.2 million of reductions in the fair value of the contingent consideration liability in 2013 and 2014, respectively, related to the acquisition of Productions Graphics. As of December 31, 2014, the fair value of the potential remaining $41.9 million contingent consideration payments was zero as we believe the likelihood of making any future payments is remote. See Note 9 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” for further information related to Productions Graphics.

Also included in the 2014 amount is a $30.4 million adjustment to reduce the liability relating to the DB Studios acquisition in 2013 due to a decrease in forecasted results. As of December 31, 2014, the fair value of the potential remaining $44.3 contingent consideration payments was estimated to be $5.2 million.

2013 compared to 2012. Income from the change in fair value of contingent consideration increased by $3.6 million, or 13.2%, from $27.7 million in 2012 to $31.3 million in 2013. Included in these amounts are $25.4 million and $26.6 million of reductions in the fair value of the contingent consideration liability related to the acquisition of Productions Graphics discussed above. Contributing to the decrease was the reversal of the remaining $3.8 million contingent consideration liability for a prior year U.S. acquisition in 2013, as the final year targets were not achieved.

Preference claim settlement charge

In the fourth quarter of 2012, we recognized a $1.1 million charge related to the settlement of a lawsuit filed against us by the Trustee of the Circuit City Liquidating Trust (the “Trust”) in connection with the Circuit City Stores, Inc. bankruptcy proceedings. A settlement agreement was entered in January 2013 with the Trust resolving this preference claim as well our administrative and general unsecured claims against the Trust for a net payment to the Trust of $0.9 million.

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

Goodwill impairment charge

No goodwill impairment charges were recognized during 2014 or 2012.

In the third quarter of 2013, we recorded a non-cash, goodwill impairment charge of $37.9 million. Goodwill is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of December 31 of each year. In the third quarter of 2013, a change in our identified reporting units along with a decline in forecasted financial performance in 2013 compelled management to re-perform the goodwill impairment test for these reporting units as of September 30, 2013.

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

Intangible asset impairment charges

In the fourth quarter of 2014, we recognized a $2.7 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of December 31, 2014. As such, we recorded an impairment charge of $2.7 million to reduce the customer lists to their respective fair values. Of the total charge, $2.4 million related to customer lists in the North America segment, and $0.3 million related to customer lists in the EMEA segment.

Restructuring and asset write down charges

No restructuring charges were incurred during 2014 or 2012.

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

Our SMB division was one of the principal groups affected by the restructuring actions noted above. Recent performance below expectations led us to carry out these restructuring initiatives, which included the employee terminations described above as well as a planned change from an exclusive cold calling strategy to more of a warm lead customer acquisition strategy through a channel partner. In addition to these restructuring charges, we also recognized a charge during the third quarter for the write-off of the prepaid commission balances of the remaining account executives in SMB. While these employees were not directly affected by the restructuring, a change in their compensation structure resulted in an additional $1.3 million write off in the third quarter of 2013.

Income (loss) from operations

2014 compared to 2013.  Income (loss) from operations increased by $57.9 million from $(6.0) million in 2013 to $51.9 million in 2014. As a percentage of revenue, income (loss) from operations was (0.7)% and 5.2% in 2013 and 2014, respectively. This increase is primarily attributable to an increase in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2013 which are discussed above.

2013 compared to 2012.  Income (loss) from operations decreased by $51.7 million, or 113.1%, from $45.7 million in 2012 to $(6.0) million in 2013. As a percentage of revenue, income (loss) from operations was 5.8% and (0.7)% in 2012 and 2013, respectively. This decrease is primarily attributable to the goodwill impairment charge and restructuring charges discussed above, offset by an increase in income from the change in the fair value of contingent consideration.

Other income and expense

2014 compared to 2013. Other expense increased by $1.9 million from $3.2 million in 2013 to $5.1 million in 2014. The increase is primarily attributable to an increase in interest expense of $1.5 million due to higher borrowing levels and a $0.5 million increase in foreign currency losses due to a decline in exchange rates for certain assets denominated in foreign currencies.

2013 compared to 2012. Other expense increased by $2.1 million from $1.1 million in 2012 to $3.2 million in 2013. The increase is primarily attributable to a decrease in the gain on sale of shares of Echo Global Logistics, Inc., a Nasdaq-listed company, of $0.8 million and an increase in foreign currency losses of $0.4 million and an increase in net interest expense of $0.6 million.

Provision for income taxes

2014 compared to 2013. Income tax expense increased by $2.9 million from a tax benefit of $0.6 million in 2013 to tax expense of $2.3 million in 2014. Our effective income tax rate was 6.0% and 4.9% in 2013 and 2014, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates for 2013 and 2014 were affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the years ended December 31, 2013 and 2014, $27.1 million and $37.1 million, respectively, was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. This 2013 decrease was offset by the $37.9 million goodwill impairment charge since the goodwill was not deductible and the impairment does not result in a tax benefit.

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

Net income (loss)

2014 compared to 2013.  Net income (loss) increased by $53.1 million from $(8.7) million in 2013 to $44.5 million in 2014. Net income (loss) as a percentage of revenue was (1.0)% and 4.4% in 2013 and 2014, respectively. This increase is primarily attributable to an increase in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2013 which are discussed above.

2013 compared to 2012.  Net income (loss) decreased by $47.4 million, or 122.3%, from $ 38.8 million in 2012 to $(8.7) million in 2013. Net income (loss) as a percentage of revenue was 4.9% and (1.0)% in 2012 and 2013, respectively. This decrease is primarily attributable to the goodwill impairment charge and restructuring charges discussed above, offset by an increase in income from the change in the fair value of contingent consideration.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and other amounts itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Year ended December 31,
	2012	% of Total	2013	% of Total	2014	% of Total
	(dollars in thousands)
North America	$61,890	166.3%	$51,873	192.8%	$57,662	134.6%
Latin America	1,745	4.7	3,098	11.5	5,273	12.3
EMEA	(2,664)	(7.2)	764	2.8	5,893	13.8
Other(1)	(23,754)	(63.8)	(28,834)	(107.2)	(25,990)	(60.7)

Adjusted EBITDA	$37,217	100.0%	$26,901	100.0%	$42,838	100.0%

(1)	“Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2014 compared to 2013.  Adjusted EBITDA increased by $15.9 million, or 59.2%, from $26.9 million in 2013 to $42.8 million in 2014. North America Adjusted EBITDA increased by $5.8 million, or 11.2%, from $51.9 million in 2013 to $57.7 million in 2014 due to increased gross profit from organic new enterprise account growth. Latin America Adjusted EBITDA increased by $2.2 million, or 70.2%, from $3.1 million in 2013 to $5.3 million in 2014 due to organic new enterprise account growth. EMEA Adjusted EBITDA increased by $5.1 million from $0.8 million in 2013 to $5.9 million in 2014 due to a full year of gross margin from 2013 acquisitions in the EMEA region and organic enterprise account growth. Other Adjusted EBITDA increased by $2.8 million, or 9.9%, from expense of $28.8 million in 2013 to expense of $26.0 million in 2014 due to diligent cost management and productivity gains.

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

The table below provides a reconciliation of Adjusted EBITDA to income from operations for each of the years presented:

	Years ended December 31,
	2012	2013	2014
	(dollars in thousands)
Income (loss) from operations	$45,749	$(5,981)	$51,893
Depreciation and amortization	10,791	13,664	17,723
Stock-based compensation expense	6,193	4,733	5,352
Change in fair value of contingent consideration	(27,689)	(31,330)	(37,873)
Preference claim charge	1,099	-	-
VAT settlement charge	1,485	-	-
Payments to former owner of Productions Graphics, net of cash recovered	(411)	2,624	-
Goodwill impairment charge	-	37,908	-
Intangible asset impairment reserve	-	-	2,710
Restructuring and other charges	-	4,322	-
Legal fees in connection with patent infringement	-	961	-
Restatement-related professional fees	-	-	2,093
Secured asset reserve	-	-	940
Adjusted EBITDA	$37,217	$26,901	$42,838

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

	Three months ended
	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sept. 30,	Dec. 31,
	2013(1)	2013(2)	2013(3)	2013	2014	2014	2014	2014
	(in thousands, except per share amounts)
Revenue	$204,577	$210,876	$232,630	$242,877	$241,490	$260,350	$251,652	$246,641
Gross profit	46,350	48,177	53,181	54,318	54,584	58,927	57,098	58,850
Net income (loss)	(2,801)	3,675	(9,066)	(468)	289	1,605	5,114	37,454
Earnings (loss) per share:
Basic	$(0.06)	$0.07	$(0.18)	$(0.01)	$0.01	$0.03	$0.10	$0.71
Diluted	$(0.06)	$0.07	$(0.18)	$(0.01)	$0.01	$0.03	$0.10	$0.69

(1)	The Company acquired DB Studios, Inc. in March 2013. Financial results for this acquisition are included in the Consolidated Financial Statements beginning in March 2013.
(2)	The Company made acquisitions during the second quarter of 2013 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.
(3)	The Company acquired U.S. and international businesses of EYELEVEL in July 2013 as well as one other company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

Impact of Inflation

We believe that our results of operations are not materially impacted by moderate changes in the inflation rate. Inflation and changing prices did not have a material impact on our operations in 2012, 2013 or 2014.

Liquidity and Capital Resources

We entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014, among us, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019, and provides us the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate. We are in compliance with all debt covenants as of December 31, 2014.

At December 31, 2014, we had $22.6 million of cash and cash equivalents.

Operating Activities.     Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash used in operating activities in 2014 was $12.5 million and primarily consisted of $44.9 million used to fund working capital and $12.1 million of non-cash income items, offset by $44.5 million of net income during the year. The most significant impact on working capital changes consisted of a decrease in accounts payable of $25.2 million, an increase in accounts receivable of $13.8 million and an increase in prepaid expenses and other assets of $7.4 million, offset by an increase in accrued expenses and other liabilities of $2.3 million.

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

Investing Activities.     In 2014, cash used in investing activities of $14.7 million was primarily attributable to capital expenditures of $14.1 million.

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

Financing Activities.     In 2014, cash provided by financing activities of $32.3 million was primarily attributable to $35.5 million of net borrowings under our revolving credit facility and $2.6 million of borrowings under secured borrowing arrangements of certain international subsidiaries, offset by $5.8 million of payments of contingent consideration.

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

We will continue to utilize cash, in part, to fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $28.8 million available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $12.7 million and $17.5 million foreign cash and cash equivalents as of December 31, 2013 and 2014, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2014, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$144,045	$144,045	$-	$-	$-
Operating lease obligations	27,764	7,013	10,769	6,415	3,567
Due to seller	402	402	-	-	-
Secured borrowing arrangements	3,349	3,349	-	-	-
Revolving credit facility	104,539	-	-	104,539	-

Total	$280,099	$154,809	$10,769	$110,954	$3,567

This table does not include contingent consideration obligations related to any acquisitions except for those included in “Due to seller” as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2014, the maximum payments potentially due on these contingent consideration obligations was $140.7 million. See Note 3 “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $175.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.75 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents.  The average duration of all of our investments as of December 31, 2014 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Peruvian Nuevo Sol, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2014, we derived approximately 31.3% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Ernst & Young LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2012, 2013 and 2014 and the Company’s internal control over financial reporting as of December 31, 2014. Their reports are presented on the following pages.

InnerWorkings, Inc.

March 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2014 and 2013 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. and subsidiaries at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 6, 2015

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). InnerWorkings, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InnerWorkings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

March 6, 2015

InnerWorkings, Inc. and subsidiaries

Consolidated Statements of Operations

	Years Ended December 31,
	2012	2013	2014
Revenue	$789,585,041	$890,959,963	$1,000,132,771
Cost of goods sold	612,026,494	688,933,899	770,673,282
Gross profit	177,558,547	202,026,064	229,459,489
Operating expenses:
Selling, general and administrative expenses	146,123,614	183,443,438	195,006,221
Depreciation and amortization	10,790,452	13,663,859	17,723,493
Change in fair value of contingent consideration	(27,688,774)	(31,330,567)	(37,873,588)
Preference claim settlement charge	1,099,386	-	-
VAT settlement charge	1,485,088	-	-
Goodwill impairment charge	-	37,908,000	-
Intangible asset impairment charges	-	-	2,710,435
Restructuring and other charges	-	4,321,862	-
Income (loss) from operations	45,748,781	(5,980,528)	51,892,928
Other income (expense):
Gain on sale of investment	1,196,196	-	-
Interest income	66,489	75,931	57,392
Interest expense	(2,438,234)	(2,954,339)	(4,427,934)
Other, net	94,411	(357,341)	(747,316)
Total other income (expense)	(1,081,138)	(3,235,749)	(5,117,858)
Income (loss) before taxes	44,667,643	(9,216,277)	46,775,070
Income tax expense (benefit)	5,873,621	(555,928)	2,313,145
Net income (loss)	$38,794,022	$(8,660,349)	$44,461,925

Basic earnings (loss) per share	$0.79	$(0.17)	$0.85
Diluted earnings (loss) per share	$0.76	$(0.17)	$0.84

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
	2012	2013	2014
Net income (loss)	$38,794,022	$(8,660,349)	$44,461,925
Other comprehensive income (loss), before tax
Foreign currency translation adjustments	676,272	2,505,417	(8,178,135)
Unrealized gains on marketable securities
Unrealized holding gains arising during the period	85,958	317	-
Less: Reclassification adjustments for gains included in net income	(1,196,196)	(2,518)	-
Unrealized losses on marketable securities, net	(1,110,238)	(2,201)	-
Other comprehensive income (loss), before tax	(433,966)	2,503,216	(8,178,135)
Income tax benefit related to components of other comprehensive loss	438,556	863	-
Other comprehensive income (loss), net of tax	4,590	2,504,079	(8,178,135)

Comprehensive income (loss)	$38,798,612	$(6,156,270)	$36,283,790

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Consolidated Balance Sheets

	December 31,
	2013	2014
Assets
Current assets:
Cash and cash equivalents	$18,606,030	$22,577,942
Accounts receivable, net of allowance for doubtful accounts of $2,128,790 and $2,685,497, respectively	171,832,907	179,465,922
Unbilled revenue	27,483,544	31,698,924
Inventories	26,473,732	27,162,642
Prepaid expenses	11,746,965	12,684,237
Deferred income taxes	1,119,333	1,819,139
Other current assets	22,408,692	28,818,891
Total current assets	279,671,203	304,227,697
Property and equipment, net	23,724,750	29,763,583
Intangibles and other assets:
Goodwill	251,228,698	246,947,900
Intangible assets, net	56,575,534	44,919,573
Deferred income taxes	2,319,515	3,903,937
Other assets	1,147,078	1,487,690
	311,270,825	297,259,100
Total assets	$614,666,778	$631,250,380
Liabilities and stockholders' equity
Current liabilities:
Accounts payable-trade	$169,243,349	$144,044,592
Current portion of contingent consideration	16,718,516	9,078,138
Due to seller	-	402,499
Other liabilities	15,818,791	30,636,505
Accrued expenses	17,117,878	9,989,963
Total current liabilities	218,898,534	194,151,697
Revolving credit facility	69,000,000	104,538,750
Deferred income taxes	9,061,535	9,967,039
Contingent consideration, net of current portion	70,613,945	23,504,436
Other long-term liabilities	1,651,190	2,941,889
Total liabilities	369,225,204	335,103,811
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 61,395,494 and 61,851,709 shares issued, 51,282,185 and 52,830,842 shares outstanding, respectively	6,140	6,185
Additional paid-in capital	202,042,296	207,428,962
Treasury stock at cost, 10,113,309 and 9,020,867 shares, respectively	(62,312,101)	(49,996,166)
Accumulated other comprehensive income (loss)	2,777,000	(5,401,135)
Retained earnings	102,928,239	144,108,723
Total stockholders' equity	245,441,574	296,146,569
Total liabilities and stockholders' equity	$614,666,778	$631,250,380

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Consolidated Statements of Stockholders' Equity

						Accumulated
						Other
	Common Stock		Treasury Stock		Additional	Comprehensive	Retained
	Shares	Amount	Shares	Amount	Paid-in-Capital	Income (Loss)	Earnings	Total

Balance at December 31, 2011	57,903,418	$5,790	10,905,407	$(71,241,947)	$179,687,503	$268,331	$73,005,129	$181,724,806

Net income							38,794,022	38,794,022
Other comprehensive income:
Foreign currency translation adjustment						676,272		676,272
Change in unrealized gain on marketable securities, net of tax						(671,682)		(671,682)
Total other comprehensive income						4,590		4,590
Comprehensive income								38,798,612
Issuance of common stock upon exercise of stock awards	2,832,143	284			5,445,056			5,445,340
Issuance of treasury shares as consideration for acquisition			(369,944)	4,170,624	145,768		(172,702)	4,143,690
Excess tax benefit derived from stock award exercises					6,646,739			6,646,739
Stock based compensation expense					6,192,870			6,192,870

Balance at December 31, 2012	60,735,561	6,074	10,535,463	(67,071,323)	198,117,936	272,921	111,626,449	242,952,057

Net loss							(8,660,349)	(8,660,349)
Other comprehensive income:
Foreign currency translation adjustment						2,505,417		2,505,417
Change in unrealized gain on marketable securities, net of tax						(1,338)		(1,338)
Total other comprehensive income						2,504,079		2,504,079
Comprehensive loss								(6,156,270)
Issuance of common stock upon exercise of stock awards	659,933	66			1,594,299			1,594,365
Issuance of treasury shares as consideration for acquisition			(422,154)	4,759,222	490,522		(37,861)	5,211,883
Excess tax benefit derived from stock award exercises					(2,893,492)			(2,893,492)
Stock based compensation expense					4,733,031			4,733,031

Balance at December 31, 2013	61,395,494	$6,140	10,113,309	$(62,312,101)	$202,042,296	$2,777,000	$102,928,239	$245,441,574

Net income							44,461,925	44,461,925
Total other comprehensive income (loss)						(8,178,135)		(8,178,135)
Comprehensive income								36,283,790
Issuance of common stock upon exercise of stock awards	456,215	45			182,474			182,519
Issuance of treasury shares as consideration for acquisition			(1,092,442)	12,315,935			(3,281,441)	9,034,494
Excess tax benefit derived from stock award exercises					(147,380)			(147,380)
Stock based compensation expense					5,351,572			5,351,572

Balance at December 31, 2014	61,851,709	$6,185	9,020,867	$(49,996,166)	$207,428,962	$(5,401,135)	$144,108,723	$296,146,569

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2012	2013	2014
Cash flows from operating activities
Net income (loss)	$38,794,022	$(8,660,349)	$44,461,925
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,790,452	13,663,859	17,723,493
Stock-based compensation expense	6,192,870	4,733,031	5,351,572
Deferred income taxes	(995,218)	(652,395)	(2,190,527)
Gain on sale of investment	(1,196,196)	-	-
Bad debt provision	1,681,942	1,285,326	1,983,928
Excess tax benefit from exercise of stock awards	(6,666,884)	2,618,779	(184,593)
Change in fair value of contingent consideration liability	(27,688,774)	(31,330,567)	(37,873,588)
Goodwill impairment charge	-	37,908,000	-
Intangible asset impairment charges	-	-	2,710,435
Reduction of prepaid commissions	-	3,939,974	-
Other operating activities	533,842	238,778	363,362
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(14,846,005)	(4,843,040)	(13,832,324)
Inventories	(3,089,909)	(1,383,994)	(634,984)
Prepaid expenses and other	(13,077,541)	2,331,672	(7,355,592)
Change in liabilities, net of acquisitons:
Accounts payable	14,818,713	29,642,545	(25,198,757)
Accrued expenses and other	4,160,421	(12,120,684)	2,161,388
Net cash provided by (used in) operating activities	9,411,735	37,370,935	(12,514,262)

Cash flows from investing activities
Purchases of property and equipment	(11,823,646)	(12,226,083)	(14,116,448)
Payments for acquisitions, net of cash acquired	(1,127,954)	(19,300,864)	-
Payments to seller for acquisitions closed prior to 2009	(3,000,000)	-	-
Proceeds from sale of marketable securities	1,213,501	-	-
Other investing activities	31,566	-	(594,207)
Net cash used in investing activities	(14,706,533)	(31,526,947)	(14,710,655)

Cash flows from financing activities
Net borrowings from revolving credit facility and short-term debt	5,000,000	4,000,000	35,538,750
Payments of contingent consideration	(7,178,407)	(7,297,803)	(5,768,591)
Secured borrowing arrangements	-	-	2,618,052
Proceeds from exercise of stock options	5,458,981	2,005,114	777,949
Excess tax benefit from exercise of stock awards	6,666,884	(2,618,779)	184,593
Payment of debt issuance costs	(356,700)	(325,240)	(695,852)
Other financing activities	(7,270)	(410,750)	(399,369)
Net cash provided by (used in) financing activites	9,583,488	(4,647,458)	32,255,532

Effect of exchange rate changes on cash and cash equivalents	(289,176)	190,601	(1,058,703)
Increase in cash and cash equivalents	3,999,514	1,387,131	3,971,912
Cash and cash equivalents, beginning of period	13,219,385	17,218,899	18,606,030
Cash and cash equivalents, end of period	$17,218,899	$18,606,030	$22,577,942

Supplemental disclosure of cash flow information
Cash paid for interest	$2,229,525	$2,414,527	$3,790,179
Cash paid for income taxes, net of refunds	4,208,970	811,108	6,855,388

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

1.	Description of the Business

InnerWorkings, Inc. (together with its subsidiaries, “the Company”) was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for Fortune 500 brands across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain, and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

The Company is organized and managed as three business segments, North America, Latin America and EMEA, and is viewed as three operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 17 for further information about the Company’s reportable segments.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

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

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, contingencies, stock-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

Foreign Currency Translation

The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate.

The net realized gains (losses) on foreign currency transactions were $0.1 million, $(0.3) million and $(0.8) million for the years ended December 31, 2012, 2013 and 2014, respectively.

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

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, the Company generally reports revenue on a gross basis because the Company is the primary obligor in its arrangements to procure marketing materials and other products for its customers. Under these arrangements, the Company is responsible for the fulfillment, including the acceptability, of the printed materials and other products. In addition, the Company (i) determines which suppliers are included in its network, (ii) has discretion to select from among the suppliers within its network, (iii) is obligated to pay its suppliers regardless of whether it is paid by its customers, and (iv) has reasonable latitude to establish exchange price. In some transactions, the Company also has general inventory risk and is involved in the determination of the nature or characteristics of the printed materials and products. When the Company is not the primary obligor, revenues are reported on a net basis.

The Company recognizes revenue for creative, design, installation, warehousing and other services provided to its customers which may be delivered in conjunction with the procurement of marketing materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. When provided on a stand-alone basis, the Company recognizes revenue for these services upon completion of the service. Service revenue has not been material to the Company’s overall revenue to date.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Invoices generally require payment within 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, less an estimate for amounts deemed uncollectible. Interest is not generally accrued on outstanding balances.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company estimates the collectability of its accounts receivable based on a combination of factors including, but not limited to, customer credit ratings and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined by the first-in, first-out method. Market value is based upon an estimated average selling price reduced by estimated costs of disposal. Inventories primarily consist of purchased finished goods. Finished goods inventory includes consigned inventory held on behalf of customers as well as inventory held at third-party fulfillment centers and subcontractors.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment	3 years
Software, including internal-use software	1 to 6 years
Office equipment	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2012, 2013 and 2014 was $4.3 million, $3.9 million and $7.2 million, respectively, and is included in total depreciation expense. At December 31, 2013 and 2014, the net book value of internal-use software was $17.3 million and $23.5 million, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of the fourth fiscal quarter of each year.

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

The Company defines its three reporting units as North America, Latin America and EMEA. At October 1, 2014, the Company elected to perform the quantitative impairment test for each of its three reporting units. In performing this test, the Company determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. No impairment was identified as of October 1, 2014 as a result of this test. The Company does not believe that goodwill is impaired as of December 31, 2014.

In the third quarter of 2013, the Company recorded a non-cash, goodwill impairment charge of $37.9 million. For additional information related to the goodwill impairment, see Note 4.

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and nine years, respectively.

In the fourth quarter of 2014, the Company recorded a non-cash, intangible asset impairment charge of $2.7 million. For additional information related to the intangible asset impairment, see Note 5.

Shipping and Handling Costs

Shipping and handling costs are classified in cost of goods sold in the consolidated statements of operations.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

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

The Company recognizes the tax benefit from an uncertain tax position only if it is “more likely than not” the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2012, 2013 and 2014.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2011, 2012, 2013 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2014.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $0.8 million, $0.7 million and $0.5 million for the years ended December 31, 2012, 2013 and 2014, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

Comprehensive Income

The components of accumulated comprehensive income (loss) included in the Consolidated Balance Sheets at December 31, 2013 and 2014 are as follows:

	Foreign currency	Unrealized holding gains on available- for-sale securities	Total accumulated other comprehensive income
Balance at December 31, 2012	$271,583	$1,338	$272,921

Other comprehensive income before reclassifications	2,505,417	-	2,505,417
Amounts reclassified from AOCI		(1,338)	(1,338)
Net current-period other comprehensive income	2,505,417	(1,338)	2,504,079

Balance at December 31, 2013	2,777,000	-	2,777,000

Other comprehensive income before reclassifications	(8,178,135)	-	(8,178,135)
Amounts reclassified from AOCI		-	-
Net current-period other comprehensive income	(8,178,135)	-	(8,178,135)

Balance at December 31, 2014	$(5,401,135)	$-	$(5,401,135)

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

Stock-based compensation cost recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

2.	Summary of Significant Accounting Policies (Continued)

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

In April 2014, the FASB issued Accounting Standards Update No. 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 provides a narrower definition of discontinued operations than under existing GAAP. The standard update requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014.

In July 2013, FASB issued Accounting Standards Update No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) to provide guidance on the presentation of unrecognized tax benefits. This update requires that companies net their unrecognized tax benefits against all same-jurisdiction net operating losses or tax credit carryforwards that would be used to settle the position with a tax authority. The Company adopted ASU 2013-11 on January 1, 2014, and it did not have an effect on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). This standard requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

Voluntary Change in Accounting Policy

During the quarter ended September 30, 2014, the Company voluntarily changed the date of its annual goodwill impairment test from the last day of the fiscal year to the first day of the fourth quarter. This voluntary change is preferable under the circumstances as it provides the Company with additional time to complete its annual goodwill impairment testing in advance of its year-end reporting and results in better alignment with the Company’s strategic forecasting and budgeting process. The voluntary change in accounting principle related to the annual testing date did not delay, accelerate or avoid an impairment charge. This change was not applied retrospectively as it is impracticable to do so because retrospective application would require application of significant estimates and assumptions with the use of hindsight. Accordingly, the change has been applied prospectively.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

3.	Acquisitions

Contingent Consideration

 In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $32.6 million in contingent consideration at December 31, 2014 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the years ended December 31, 2012, 2013 and 2014, the Company recorded income of $27.7 million, $31.3 million and $37.9 million for changes in the fair value of contingent consideration, reflecting the net reductions in the liability for each of those periods.

For the years ended December 31, 2012, 2013 and 2014, the Company’s fair value adjustment to the contingent consideration liability includes adjustments of $25.4 million, $26.6 million and $7.2 million, respectively, to reduce the liability relating to the Productions Graphics acquisition in 2011. As of December 31, 2014, the fair value of the potential remaining $41.9 million contingent consideration payments was zero as the Company believes the likelihood of making any future payments is remote. See Note 9 for more information on Productions Graphics.

For the year ended December 31, 2014, the Company’s fair value adjustment to the contingent consideration liability also included an adjustment of $30.4 million to reduce the liability relating to the DB Studios acquisition in 2013 due to a decrease in forecasted results. As of December 31, 2014, the fair value of the potential remaining $44.3 million contingent consideration payments was estimated to be $5.2 million.

As of December 31, 2014, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2015	$402,499	$31,094,284	$31,496,783
2016	29,354,325	34,061,635	63,415,960
2017	-	45,751,700	45,751,700
	$29,756,824	$110,907,619	$140,664,443

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $140.7 million, the Company estimates the fair value of the payments that will be made is $32.6 million.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

4.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of December 31:

	North America	Latin America	EMEA	Total
Balance as of December 31, 2012	$119,162,735	$9,656,417	$83,977,270	$212,796,422
Goodwill acquired related to 2013 acquisitions	52,025,837	-	20,576,957	72,602,794
Finalization of purchase accounting for prior year acquisitions	(34,120)	218,819	(40,940)	143,759
Impairment charge	-	-	(37,908,000)	(37,908,000)
Foreign exchange impact	(59,876)	-	3,653,599	3,593,723
Balance as of December 31, 2013	171,094,576	9,875,236	70,258,886	251,228,698
Finalization of purchase accounting for prior year acquisitions	(167,922)	-	692,839	524,917
Foreign exchange impact	(67,233)	-	(4,738,482)	(4,805,715)
Balance as of December 31, 2014	$170,859,421	$9,875,236	$66,213,243	$246,947,900

As discussed in Note 2, the Company performed its annual impairment test as of October 1, 2014 and did not identify an impairment in any of its three reporting units. The Company does not believe that goodwill is impaired as of December 31, 2014.

2013 Goodwill Impairment Charge

In the third quarter of 2013, a change in the Company’s identified reporting units along with a decline in forecasted financial performance in fiscal year 2013 compelled management to perform an interim goodwill impairment test for these reporting units as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

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

5.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31:

	2013	2014	Weighted Average Life
Customer lists	$77,244,427	$75,113,728	13.8 years
Noncompete agreements	1,077,349	1,077,349	3.9 years
Trade names	3,467,655	3,467,655	12.4 years
Patents	56,896	56,896	9.0 years
	81,846,327	79,715,628
Less accumulated amortization	(25,270,793)	(34,796,055)
Intangible assets, net	$56,575,534	$44,919,573

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

5.	Other Intangible Assets (Continued)

Amortization expense related to these intangible assets was $4.6 million, $6.9 million and $7.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

The estimated amortization expense for the next five years is as follows:

2015	$6,123,124
2016	5,779,756
2017	5,302,817
2018	4,799,594
2019	4,473,976
Thereafter	18,440,306
$44,919,573

Customer List Impairment Charge

In the fourth quarter of 2014, the Company recognized a $2.7 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of December 31, 2014. As such, the Company recorded an impairment charge of $2.7 million to reduce the customer lists to their respective fair values. Of the total charge, $2.4 million related to customer lists in the North America segment, and $0.3 million related to customers lists in the EMEA segment.

6.	Restructuring Activities and Other Charges

2014: No restructuring charges were incurred during the year ended December 31, 2014.

2013: During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of terminating 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or local employment laws.

The following table summarizes the restructuring charges by reportable segment. All restructuring charges were incurred during the three months ended September 30, 2013, and the obligations were paid prior to December 31, 2013. There were no new charges recognized during the year ended December 31, 2014.

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

The Company’s SMB division was one of the principal groups affected by the restructuring actions noted above.  In addition to these restructuring charges, the Company changed its compensation structure during the third quarter so that remaining employees of SMB are paid a fixed salary. This change in compensation structure resulted in the recording of an additional charge of $ 1.3 million for these employees in 2013.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

7.	Property and Equipment

Property and equipment at December 31, 2013 and 2014 consisted of the following:

	2013	2014
Computer equipment	$7,889,630	$7,453,903
Software, including internal use software	41,987,111	48,731,177
Office equipment and furniture	2,136,168	4,099,076
Leasehold improvements	1,468,841	1,901,714
	53,481,750	62,185,870
Less accumulated depreciation	(29,757,000)	(32,422,287)
	$23,724,750	$29,763,583

Depreciation expense was $6.2 million, $6.7 million and $10.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

8.	Revolving Credit Facility

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019, and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarters ended December 31, 2014, March 31, 2015 and June 30, 2015 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of December 31, 2014.

At December 31, 2014, the Company had $28.8 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of December 31, 2014.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

9.	Transactions Involving Former Owner of Productions Graphics

The Company removed the former owner of Productions Graphics from his role as President of the Company’s French subsidiary in October 2013 for performance-related reasons, and he is no longer an employee of the Company. This individual had served in such role since the Company’s acquisition in 2011 of Productions Graphics, a European business then owned by this individual and an organization affiliated with him (collectively, the “Seller”). As of December 31, 2014, the Company had paid to the Seller €5.8 million in fixed consideration and €7.1 million in contingent earn-out consideration.

There are certain potential disputes between the former owner of Productions Graphics and the Company relating to, among other things, the termination of his employment and the Productions Graphics acquisition agreement. In connection with such disputes, the Company initiated a review of this individual’s conduct in connection with certain transactions impacting the earn-out payments made to the Seller (collectively, the “Transactions”). As a result of the review, the Company concluded it was the victim of a fraud perpetrated by the former owner of Productions Graphics. Specifically, the Company concluded that the former owner of Productions Graphics artificially inflated the financial results of Productions Graphics in order to induce the Company to make earn-out payments of €1.2 and €5.9 million for the 2011 and 2012 earn-out measurement periods, respectively. He inflated the results by directing the issuance of fraudulent invoices to purported third-party customers and then, indirectly or directly, funded or reimbursed the third parties’ payments in respect of such invoices. The Company estimates that he issued approximately €6.9 million of fraudulent invoices in 2011 and 2012, collectively, of which €5.7 million was subsequently received by the Company. The Company has accounted for these aggregate payments of €5.7 million as a partial refund of the €7.1 million in earn-out consideration unduly paid to the Seller.

The Company intends to seek to redress the harm caused by conduct of the former owner of Productions Graphics through appropriate legal proceedings. See Note 10 for further discussion of the legal matters relating to the former owner of Productions Graphics.

10.	Commitments and Contingencies

Lease Commitments

The Company leases many of its office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2015 through fiscal year 2021. Future minimum lease payments are presented below:

Operating Leases
2015	$7,013,184
2016	6,112,734
2017	4,656,062
2018	3,437,026
2019	2,978,252
Thereafter	3,567,247
Total minimum lease payments	$27,764,505

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2012, 2013 and 2014 was $7.7 million, $9.1 million and $10.0 million, respectively.

Secured Borrowing Arrangements

Certain international subsidiaries are party to short-term secured borrowing arrangements which allow the Company to borrow against the value of a pool of current accounts receivable. The Company retains possession of the accounts receivable which are pledged as collateral. The pledged amounts are immaterial to the consolidated accounts receivable balance.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

10.	Commitments and Contingencies (Continued)

Legal Contingencies

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the court granted the Company’s motion for summary judgment, finding that the Company did not infringe the patents-in-suit. E-Lynxx filed a motion for reconsideration, which was denied. On March 5, 2014, e-Lynxx filed an appeal from the judgment entered in favor of the Company. On February 9, 2015, the Federal Circuit Court of Appeals affirmed the judgment entered in favor of the Company. Absent further appellate review, the judgment will become final, and the Company will have no liability in the matter. If e-Lynxx seeks further appellate review, the Company would vigorously defend any such proceedings. The Company believes that the likelihood of an unfavorable outcome is remote.

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

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order, which is currently pending. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of December 31, 2014, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out period ending in 2015 is €34.5 million.

In February 2014, following the Company’s February 2014 announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims and intend to vigorously defend the matter. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim, and this motion is currently pending. On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The demand letter has been forwarded to the Company’s Board of Directors for its review and handling. Any loss that the Company and individual defendants may incur as a result of these matters cannot be estimated.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

11.	Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, under which deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2012, 2013 and 2014:

	Year Ended December 31,
	2012	2013	2014
Current
Federal	$5,364,247	$(1,803,191)	$236,511
State	703,380	(316,367)	196,637
Foreign	801,212	2,216,025	4,070,524
Total current	6,868,839	96,467	4,503,672
Deferred
Federal	1,494,274	2,823,798	87,396
State	206,125	449,424	2,697
Foreign	(2,695,617)	(3,925,617)	(2,280,620)
Total deferred	(995,218)	(652,395)	(2,190,527)
Income tax expense (benefit)	$5,873,621	$(555,928)	$2,313,145

The provision for income taxes for the years ended December 31, 2012, 2013 and 2014 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income because of the effect of the following items:

	Year Ended December 31,
	2012	2013	2014
Tax expense at U.S. federal income tax rate	$15,633,675	$(3,225,697)	$16,371,275
State income taxes, net of federal income tax effect	747,802	204,687	1,465,344
Effect of non-US operations	(1,294,217)	(644,353)	(1,631,614)
Foreign valuation allowances	-	607,467	850,323
Nontaxable contingent liability fair value changes and goodwill impairment	(8,737,329)	3,827,806	(14,334,053)
Research and development credit	-	(1,046,430)	(376,350)
199 Domestic production activities deduction	(141,376)	-	-
Nondeductible (benefit) and other	(334,934)	(279,408)	(31,780)
Income tax expense (benefit)	$5,873,621	$(555,928)	$2,313,145

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2013 and 2014, the Company’s deferred tax assets and liabilities consisted of the following:

	December 31,
	2013	2014
Current deferred tax assets:
Reserves and allowances not currently deductible	$1,452,133	$1,857,862
Other	19,561	77,466
Total current deferred tax assets	1,471,694	1,935,328
Noncurrent deferred tax assets:
Income tax basis in excess of financial statement basis in intangible assets	6,140,517	5,234,704
Deductible stock-based compensation	3,974,354	4,739,865
Net operating loss carryforward	10,002,615	10,983,464
Tax credit carryforwards	1,353,589	1,338,409
Other	46,303	-
	21,517,378	22,296,442
Valuation allowance	(762,123)	(1,603,665)
Total noncurrent deferred tax assets	20,755,255	20,692,777
Total deferred tax assets	22,226,949	22,628,105

Total current deferred tax liability:
Prepaid & other expenses	(352,361)	(116,189)
Total current deferred tax liability	(352,361)	(116,189)
Noncurrent deferred tax liabilities:
Fixed assets	(5,085,865)	(4,930,792)
Intangible assets	(22,411,410)	(21,825,087)
Total noncurrent deferred tax liabilities	(27,497,275)	(26,755,879)
Total deferred tax liabilities	(27,849,636)	(26,872,068)
Net deferred tax liability	$(5,622,687)	$(4,243,963)

Net current deferred tax asset	$1,119,333	$1,819,139
Net noncurrent deferred tax liability	(6,742,020)	(6,063,102)
Net deferred tax liability	$(5,622,687)	$(4,243,963)

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

11.	Income Taxes (Continued)

The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance the Company considers historical, as well as, future projected taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets.

For the years ended December 31, 2013 and 2014, the Company recorded net increases in its valuation allowances of $0.6 million and $0.8 million, respectively.

As of December 31, 2014, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $20.5 million and $16.5 million, respectively. The federal carryovers begin to expire in 2025, and the state carryovers begin to expire in 2022. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2014 includes $2.0 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million.

As of December 31, 2014, the Company had gross NOLs in France, Italy, Chile and Brazil of $17.1 million, $1.4 million, $2.7 million and $0.5 million, respectively, which have an indefinite carryover period.

As of December 31, 2014, the Company had gross federal and state research and development credit carryforwards of approximately $1.2 million and $0.5 million, respectively. The federal carryovers begin to expire in 2031, and the state carryovers begin to expire in 2015.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation, the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2014, the Company has $13.4 million and $11.4 million in federal and state tax deductions, respectively, related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

The Company's intention is to permanently reinvest the undistributed earnings of its foreign subsidiaries in accordance with ASC 740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $3.1 million and $8.9 million at December 31, 2013 and 2014, respectively. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered permanently reinvested is not practicable.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

The Company's income (loss) before taxes on foreign operations was $23.8 million, $(13.8) million and $15.4 million for the years ended December 31, 2012, 2013 and 2014, respectively.

InnerWorkings, Inc. and subsidiaries

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2013 and 2014.  The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate.  Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.5 million.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2013 and 2014, respectively:

At December 31, 2013	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,122	$667,122	$-	$-
Liabilities:
Contingent consideration	$(87,332,461)	$-	$-	$(87,332,461)

At December 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,127	$667,127	$-	$-
Liabilities:
Contingent consideration	$(32,582,574)	$-	$-	$(32,582,574)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

12.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2012	$(54,497,824)
Contingent consideration from 2013 acquisitions	(68,165,674)
Contingent consideration payments paid in cash	4,297,803
Contingent consideration payments paid in stock	614,216
Change in fair value (1)	31,330,567
Foreign exchange impact (2)	(911,549)

Balance as of December 31, 2013	(87,332,461)
Contingent consideration payments paid in cash	5,768,591
Contingent consideration payments paid in stock	9,132,682
Change in fair value (1)	37,873,588
Reclass to Due to seller	402,499
Foreign exchange impact (2)	1,572,527

Balance as of December 31, 2014	$(32,582,574)

(1)

Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the consolidated statements of operations.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

13.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares. For the years ended December 31, 2012, 2013 and 2014, respectively, 1,099,604, 4,288,084 and 2,427,089 options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2012, 2013, and 2014, is as follows:

	Year Ended December 31,
	2012	2013	2014
Numerator:
Net income (loss)	$38,794,022	$(8,660,349)	$44,461,925

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	48,811,218	50,875,131	52,095,481
Effect of dilutive securities:
Employee stock options and restricted common shares	2,411,260	-	924,189
Contingently issuable shares	17,598	-	84,273

Denominator for dilutive earnings per share	51,240,076	50,875,131	53,103,943

Basic earnings (loss) per share	$0.79	$(0.17)	$0.85
Diluted earnings (loss) per share	$0.76	$(0.17)	$0.84

14.	Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the Plan). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2014 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 2,200,000, from 5,650,000 to 7,850,000. The Company’s policy is to issue shares resulting from the exercise of stock options and conversion of restricted stock as new shares.

The Company recorded $6.2 million, $4.7 million and $5.4 million in compensation expense related to stock-based compensation, for the years ended December 31, 2012, 2013 and 2014, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2014 ranged from 7.0% to 8.0% for various types of employees. The Company recorded $2.0 million, $0.5 million and $0.5 million of additional stock-based compensation expense for the years ended December 31, 2012, 2013 and 2014, respectively, for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

Stock Options

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four to five year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the share price on the grant date. The Company measures the compensation cost based on the Black-Scholes option valuation model at the grant date. The stock-based compensation expense related to stock options for the years ended December 31, 2012, 2013 and 2014 was $3.0 million, $2.1 million and $1.7 million, respectively.

A summary of stock option activity for the years ended December 31, 2012, 2013 and 2014 is as follows:

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2011	5,950,481	$5.07	$28,048,306
Granted	538,933	12.15	-
Exercised	(2,474,713)	2.23	23,936,039
Forfeited	(93,519)	7.35	-

Outstanding at December 31, 2012	3,921,182	5.07	28,048,306
Granted	226,971	14.60	-
Exercised	(415,480)	4.83	3,190,219
Forfeited	(179,139)	8.97	-

Outstanding at December 31, 2013	3,553,534	8.52	4,778,565
Granted	778,906	7.23	-
Exercised	(161,486)	4.82	3,301,667
Forfeited	(125,370)	4.11	-

Outstanding at December 31, 2014	4,045,584	$8.35	$4,725,483

Options vested at December 31, 2014	2,702,753	$7.95	$4,247,128

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2012, 2013 and 2014, which vest ratably from one to five years, are as follows:

	Options Granted	Weighted-Average Fair Value	Exercise Prices
2012	538,933	$5.99	$11.97 - $14.39
2013	226,971	5.58	$10.76 - $15.05
2014	778,906	3.57	$7.18 - $8.72

Vested options totaled 2.5 million, 2.6 million and 2.7 million as of December 31, 2012, 2013 and 2014, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2012, 2013 and 2014, respectively. These amounts change based on the fair market value of the Company’s stock which was $13.78, $7.79 and $7.79 on the last business day of the years ended December 31, 2012, 2013 and 2014, respectively.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

The following assumptions were utilized in the Black-Scholes valuation model for options granted in 2012, 2013 and 2014:

	2012	2013	2014
Dividend yield	—%	—%	—%
Risk-free interest rate	1.03%-1.67%	1.32%-1.41%	1.32%-2.17%
Expected life	6-7 years	6 years	6 years
Volatility	38.0%-47.5%	38%	38.0%-50.0%

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

There was $3.9 million, $2.9 million and $5.8 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2012, 2013 and 2014, respectively. This cost was expected to be recognized over a weighted average period of 3.1, 2.6 and 2.4 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2014:

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted- Average Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.65 - $4.92	662,258	1.46	$3.52	662,258	$3.52
$5.19 - $7.86	1,730,266	6.76	6.69	919,555	6.25
$8.07 - $11.97	628,607	6.42	9.37	435,797	9.27
$12.10 - $16.41	1,024,453	5.58	13.61	685,143	13.68

	4,045,584		$8.35	2,702,753	$7.95

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense related to restricted common shares for the years ended December 31, 2012, 2013 and 2014 was $3.2 million, $2.6 million and $3.6 million, respectively.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

14.	Stock-Based Compensation Plans (Continued)

A summary of restricted share activity is as follows:

	Outstanding Restricted Common Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Common Shares at December 31, 2011	783,816	$7.52
Granted	306,296	11.92
Vested and transferred to unrestricted common stock	(362,116)	8.86
Forfeited	(35,864)	7.02

Nonvested Restricted Common Shares at December 31, 2012	692,132	8.95
Granted	448,158	11.46
Vested and transferred to unrestricted common stock	(278,461)	9.22
Forfeited	(127,279)	8.56

Nonvested Restricted Common Shares at December 31, 2013	734,550	10.45
Granted	736,238	7.59
Vested and transferred to unrestricted common stock	(361,650)	8.90
Forfeited	(19,077)	8.02

Nonvested Restricted Common Shares at December 31, 2014	1,090,061	$8.92

There was $3.6 million, $4.5 million $8.9 of total unrecognized compensation costs related to the restricted common shares as of December 31, 2012, 2013 and 2014, respectively. This cost was expected to be recognized over a weighted average period of 2.8, 2.9 and 2.4 years, as of December 31, 2012, 2013 and 2014, respectively.

15.	Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2012, 2013 and 2014, total costs incurred from the Company’s contributions to the 401(k) plan were $0.5 million, $0.1 million and $1.0 million, respectively.

16.	Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors since August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the years ended December 31, 2012, 2013 and 2014 was $0.6 million, $0.7 million and $1.7 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Co. billed the Company $0.4 million, $0.5 million and $0.6 million for the years ended December 31, 2012, 2013 and 2014, respectively. The net amounts payable to Arthur J. Gallagher & Co. as of December 31, 2013 and 2014 were immaterial.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

17.	Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as three business segments: North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Fiscal 2014:
Net revenues from third parties	$688,942	$99,734	$211,457	$-	$1,000,133
Net revenues from other segments	48	429	5,160	(5,637)	-
Total net revenues	688,990	100,163	216,617	(5,637)	1,000,133
Adjusted EBITDA (1)	57,662	5,273	5,893	(25,990)	42,838
Total assets	443,530	30,488	135,257	21,975	631,250
Fiscal 2013:
Net revenues from third parties	657,989	88,016	144,955	-	890,960
Net revenues from other segments	33	1,270	75	(1,378)	-
Total net revenues	658,022	89,286	145,030	(1,378)	890,960
Adjusted EBITDA (1)	51,873	3,098	764	(28,834)	26,901
Total assets	431,562	29,841	119,531	33,733	614,667
Fiscal 2012:
Net revenues from third parties	648,732	57,575	83,278	-	789,585
Net revenues from other segments	68	1,625	27	(1,720)	-
Total net revenues	648,800	59,200	83,305	(1,720)	789,585
Adjusted EBITDA (1)	61,890	1,745	(2,664)	(23,754)	37,217
Total assets	330,159	23,219	139,466	21,936	514,780

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill and intangible asset impairment charges, restructuring and other charges and legal fees from patent infringement defense, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

17.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated income before income taxes (in thousands):

	Year Ended December 31,
	2012	2013	2014
Adjusted EBITDA	$37,217	$26,901	$42,838
Depreciation and amortization	(10,791)	(13,664)	(17,723)
Stock-based compensation	(6,193)	(4,733)	(5,352)
Change in fair value of contingent consideration	27,689	31,331	37,873
Preference claim charge (1)	(1,099)	-	-
VAT settlement charge (2)	(1,485)	-	-
Payments to former owner of Productions Graphics, net of cash recovered	411	(2,624)	-
Goodwill impairment charge	-	(37,908)	-
Intangible asset impairment charges	-	-	(2,710)
Restructuring and other charges	-	(4,322)	-
Legal fees in connection with patent infringement	-	(961)	-
Restatement-related professional fees	-	-	(2,093)
Secured asset reserve	-	-	(940)
Total other expense	(1,081)	(3,236)	(5,118)

Income (loss) before income taxes	$44,668	$(9,216)	$46,775

(1)	In the fourth quarter of 2012, the Company recognized a $1.1 million charge related to the settlement of a lawsuit filed by the Trustee of the Circuit City Liquidating Trust (the “Trust”) in connection with the Circuit City Stores, Inc. bankruptcy proceedings. A settlement agreement was entered in January 2013 with the Trust resolving this preference claim as well the administrative and general unsecured claims against the Trust.
(2)	In the fourth quarter of 2012, the Company accrued a loss reserve of $1.5 million relating to a VAT assessment issued by Her Majesty’s Revenue and Customs (“HMRC”) InnerWorkings Europe Limited (formerly Etrinsic). In July 2013, the Company finalized settlement with the HMRC and received a refund of the amounts paid to HMRC in July 2012 less the settlement amount which was not materially different than the estimated reserve.

The Company had long-lived assets, consisting of net property and equipment, in the United States of $13.9 million, $18.1 million and $21.5 million at December 31, 2012, 2013 and 2014, respectively.  Long-lived assets in foreign countries were $3.2 million, $5.6 million and $8.3 million at December 31, 2012, 2013 and 2014, respectively.

InnerWorkings, Inc. and subsidiaries

Notes to Consolidated Financial Statements

18.	Subsequent Event

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program providing it authorization to repurchase up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements

19.	Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of operations and quarterly earnings per share data for the years ended December 31, 2013 and 2014 (in thousands):

	Year Ended December 31, 2014
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)
Revenue	$241,490	$260,350	$251,652	$246,641
Gross profit	54,584	58,927	57,098	58,850
Net income (loss)	289	1,605	5,114	37,454
Net income (loss) per share:
Basic	$0.01	$0.03	$0.10	$0.71
Diluted	$0.01	$0.03	$0.10	$0.69

	Year Ended December 31, 2013
	First	Second	Third	Fourth
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter
	(In thousands, except per share data)
Revenue	$204,577	$210,876	$232,630	$242,877
Gross profit	46,350	48,177	53,181	54,318
Net income (loss)	(2,801)	3,675	(9,066)	(468)
Net income (loss) per share:
Basic	$(0.06)	$0.07	$(0.18)	$(0.01)
Diluted	$(0.06)	$0.07	$(0.18)	$(0.01)

(1)	The Company acquired DB Studios, Inc. in March 2013. Financial results for this acquisition are included in the Consolidated Financial Statements beginning in March 2013.
(2)	The Company made acquisitions during the second quarter of 2013 which were not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.
(3)	The Company acquired U.S. and international businesses of EYELEVEL in July 2013 as well as one other company which was not material to the Company’s operations. Financial results for these acquisitions are included in the Consolidated Financial Statements beginning at the respective acquisition dates.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Other	Balance at End of Period
Fiscal year ended December 31, 2014 Allowance for doubtful accounts	$2,128,790	$1,983,928	$(1,427,221)	$-	$2,685,497
Fiscal year ended December 31, 2013 Allowance for doubtful accounts	$1,553,926	$1,285,326	$(710,462)	$-	$2,128,790
Fiscal year ended December 31, 2012 Allowance for doubtful accounts	$3,293,241	$1,681,942	$(3,421,257)	$-	$1,553,926

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014 based on criteria in Internal Control –Integrated Framework issued by the COSO.

As required under this Item 9A, the management's report titled “Management's Assessment of Control over Financial Reporting” is set forth in “Item 8 - Consolidated Financial Statements and Supplementary Data” and is incorporated herein by reference.

Previously Reported Material Weakness in Internal Control over Financial Reporting

We had previously reported that our internal control over financial reporting was not effective as of December 31, 2011 and continued to be ineffective in all subsequent periods through and as of December 31, 2013 due to the existence of a material weakness related to an inadequate control environment in our French based Productions Graphics business. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, our control environment did not prevent or detect the override of controls and misconduct by local management personnel resulting in the overstatement of revenue. In addition, there was a lack of awareness or willingness of some local personnel with knowledge of the overstatement to take other actions.

We have subsequently strengthened our internal control over financial reporting, have made changes to management of our French-based Productions Graphics business and have performed an in-depth investigation of the fraud which the material weakness in our internal controls over financial reporting failed to prevent or detect. In addition, we have enhanced the design and operation of our controls related to the acceptance of new customers and issuance of sales invoices to ensure that revenue is recognized in accordance with GAAP. Following these remediation efforts, we have concluded that the material weakness has been remediated.

As a result of the material weakness in internal control over financial reporting described above, we previously amended and restated our financial statements for the periods beginning with the fourth quarter of 2011 and the year ended December 31, 2011 through the third quarter of 2013.

For additional information regarding the restatements of these financial results and the material weakness identified by management, see our Form 10-K for the year ended December 31, 2013 filed with the SEC on March 18, 2014 and amended on Form 10-K/A on April 21, 2014, as well as our subsequent Quarterly Reports on Form 10-Q filed with the SEC

Attestation Report of Registered Public Accounting Firm

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

We have adopted a code of ethics, which is posted in the Investor Relations section of our website at http://www.inwk.com. We intend to include on our website any amendments to, or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer, or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. In addition, our board of directors has adopted corporate governance guidelines, which are also posted in the Investor Relations section of our website at http://www.inwk.com.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,045,584	$8.35	1,353,684	(2)
Equity compensation plans not approved by security holders(3)	-	-	-

Total	4,045,584	$8.35	1,353,684

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.
(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.
(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2015 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2014.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2015 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2014.

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

Signature	Title	Date
	President, Chief Executive Officer and Director	March 6, 2015
/ S / ERIC D. BELCHER	(principal executive officer)
Eric D. Belcher

	Chief Financial Officer (principal financial and	March 6, 2015
/ S / JOSEPH M. BUSKY	accounting officer)
Joseph M. Busky

/ S / JACK M. GREENBERG	Chairman of the Board	March 6, 2015
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	March 6, 2015
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 6, 2015
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	March 6, 2015
Julie M. Howard

/ S / DAVID FISHER	Director	March 6, 2015
David Fisher

/ S / J. PATRICK GALLAGHER	Director	March 6, 2015
J. Patrick Gallagher

/ S / DANIEL M. FRIEDBERG	Director	March 6, 2015
Daniel M. Friedberg

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 13, 2014.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

10.10	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto. (7)

10.11	First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party hereto. (8)

10.12	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent. (9)

Exhibit No.	Description
10.13	Employment Agreement entered into as of September 6, 2011 by and between InnerWorkings, Inc. and John Eisel.(9)†

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to 2014 Proxy Statement on Schedule 14A filed on April 24, 2014.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
†	Management contract or compensatory plan or arrangement of the Company.

