Form 10-Q
period 2015-03-31
INNERWORKINGS INC
filed 2015-05-08
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

As of May 4, 2015, the Registrant had 53,324,408 shares of Common Stock, par value $0.0001 per share, outstanding which includes 811,867 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenue	$242,095,497	$241,489,664
Cost of goods sold	187,030,793	186,905,270
Gross profit	55,064,704	54,584,394
Operating expenses:
Selling, general and administrative expenses	47,647,330	49,571,481
Depreciation and amortization	4,090,938	4,170,716
Change in fair value of contingent consideration	313,233	(695,177)
Income from operations	3,013,203	1,537,374
Other income (expense):
Interest income	20,888	49,945
Interest expense	(1,145,319)	(1,115,844)
Other, net	84,642	(49,774)
Total other expense	(1,039,789)	(1,115,673)
Income before taxes	1,973,414	421,701
Income tax expense	834,694	132,294
Net income	$1,138,720	$289,407

Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

Comprehensive (loss) income	$(5,303,290)	$605,156

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Condensed Consolidated Balance Sheet

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,406,040	$22,577,942
Accounts receivable, net of allowance for doubtful accounts of $2,015,508 and $2,685,497, respectively	178,595,264	179,465,922
Unbilled revenue	35,646,695	31,698,924
Inventories	33,651,592	27,162,642
Prepaid expenses	12,765,069	12,684,237
Deferred income taxes	1,850,134	1,819,139
Other current assets	25,263,315	28,818,891
Total current assets	301,178,109	304,227,697
Property and equipment, net	30,585,550	29,763,583
Intangibles and other assets:
Goodwill	243,919,330	246,947,900
Intangible assets, net	42,320,765	44,919,573
Deferred income taxes	4,245,530	3,903,937
Other assets	1,779,340	1,487,690
Total intangibles and other assets	292,264,965	297,259,100
Total assets	$624,028,624	$631,250,380
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$140,194,670	$144,044,592
Current portion of contingent consideration	10,833,455	9,078,138
Due to seller	839,999	402,499
Other liabilities	27,952,776	30,636,505
Accrued expenses	10,762,495	9,989,963
Total current liabilities	190,583,395	194,151,697
Revolving credit facility	110,118,500	104,538,750
Deferred income taxes	10,056,053	9,967,039
Contingent consideration, net of current portion	20,556,277	23,504,436
Other long-term liabilities	3,146,086	2,941,889
Total liabilities	334,460,311	335,103,811
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 61,971,828 and 61,851,709 shares issued, 52,406,337 and 52,830,842 shares outstanding, respectively	6,197	6,185
Additional paid-in capital	209,653,982	207,428,962
Treasury stock at cost, 9,565,491 and 9,020,867 shares, respectively	(53,496,164)	(49,996,166)
Accumulated other comprehensive loss	(11,843,145)	(5,401,135)
Retained earnings	145,247,443	144,108,723
Total stockholders' equity	289,568,313	296,146,569
Total liabilities and stockholders' equity	$624,028,624	$631,250,380

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$1,138,720	$289,407
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,090,938	4,170,716
Stock-based compensation expense	2,060,738	1,396,274
Deferred income taxes	(7,188)	52,774
Bad debt provision	874,501	68,932
Change in fair value of contingent consideration	313,233	(695,177)
Other operating activities	52,427	104,415
Change in assets:
Accounts receivable and unbilled revenue	(3,951,614)	(13,127,932)
Inventories	(6,488,950)	1,121,698
Prepaid expenses and other assets	3,099,672	(6,017,193)
Change in liabilities:
Accounts payable	(3,849,922)	854,794
Accrued expenses and other liabilities	(3,608,151)	3,372,949
Net cash used in operating activities	(6,275,596)	(8,408,343)

Cash flows from investing activities
Purchases of property and equipment	(3,718,679)	(4,483,271)
Net cash used in investing activities	(3,718,679)	(4,483,271)

Cash flows from financing activities
Net borrowings from revolving credit facility	5,579,750	16,000,000
Repurchases of common stock	(3,499,998)	-
Payments of contingent consideration	(437,500)	(612,500)
Secured borrowing arrangements	88,837	-
Proceeds from exercise of stock options	38,554	43,852
Other financing activities	(98,773)	-
Net cash provided by financing activites	1,670,870	15,431,352

Effect of exchange rate changes on cash and cash equivalents	(848,497)	(22,449)
(Decrease) increase in cash and cash equivalents	(9,171,902)	2,517,289
Cash and cash equivalents, beginning of period	22,577,942	18,606,303
Cash and cash equivalents, end of period	$13,406,040	$21,123,592

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended March 31, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2015.

Description of the Business

The Company was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for Fortune 500 brands across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain, and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

The Company is organized and managed as three business segments, North America, Latin America and EMEA, and is viewed as three operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 13 for further information about the Company’s reportable segments.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications have not been material and have not affected net income.

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, contingencies, stock-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

Foreign Currency Translation

The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Assets and liabilities of these operations are translated into U.S. currency at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which are typically met upon shipment or delivery of its products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders, and (iv) collectability is reasonably assured. Unbilled revenue relates to shipments that have been made to customers for which the related account receivable has not yet been billed.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, the Company generally reports revenue on a gross basis because the Company is the primary obligor in its arrangements to procure marketing materials and other products for its customers. Under these arrangements, the Company is responsible for the fulfillment, including the acceptability, of the marketing materials and other products. In addition, the Company (i) determines which suppliers are included in its network, (ii) has discretion to select from among the suppliers within its network, (iii) is obligated to pay its suppliers regardless of whether it is paid by its customers, and (iv) has reasonable latitude to establish exchange price. In some transactions, the Company also has general inventory risk and is involved in the determination of the nature or characteristics of the marketing materials and products. When the Company is not the primary obligor, revenues are reported net.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is measured by determining the fair value using the Black-Scholes option valuation model and is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

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

The Company recorded $2.1 million and $1.4 million in compensation expense for the three months ended March 31, 2015 and 2014, respectively. During the first quarter, $0.4 million of stock-based compensation was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

1.	Summary of Significant Accounting Policies (Continued)

 Recent Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update 2015-03, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”), which simplifies the presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company is currently evaluating the impact of adopting ASU 2015-03 on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-01, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-01”). ASU 2015-01 eliminates from GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted provided that guidance is applied from the beginning of the fiscal period of adoption. The Company may also apply the amendments retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2015-01 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. ASU 2014-09 will be effective for the Company beginning on January 1, 2017. Early adoption is not permitted. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. In April 2015, the FASB proposed a one-year deferral of the effective date, with early application permitted as of the original effective date. The Company is currently evaluating the impact of adopting the new revenue standard on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). This standard requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect ASU 2014-15 to have a material impact on its consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”). ASU 2014-08 provides a narrower definition of discontinued operations currently exists under GAAP. The standard requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company adopted ASU 2014-08 on January 1, 2015, and it did not have an effect on its consolidated financial statements.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

2.	Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $31.4 million in contingent consideration at March 31, 2015 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended March 31, 2015 and 2014, the Company recorded expense of $0.3 million and income of $0.7 million, respectively.

As of March 31, 2015, the potential maximum contingent payments are payable as follows:

	Cash	Common Stock	Total
2015	$839,999	$29,707,124	$30,547,123
2016	26,202,750	32,226,610	58,429,360
2017	-	45,569,000	45,569,000
	$27,042,749	$107,502,734	$134,545,483

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts as presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $134.5 million, the Company estimates the fair value of the payments that will be made is $31.4 million.

3.	Goodwill

The following is a summary of the goodwill balance for each operating segment as of March 31, 2015:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2014	$170,859,421	$9,875,236	$66,213,243	$246,947,900
Foreign exchange impact	(61,854)	-	(2,966,716)	(3,028,570)
Net goodwill as of March 31, 2015	$170,797,567	$9,875,236	$63,246,527	$243,919,330

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

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is used, in the first step, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

3.	Goodwill (Continued)

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

No impairment was identified as of October 1, 2014 and the Company does not believe that goodwill is impaired as of March 31, 2015.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for purposes of performing the analysis are considered Level 3 fair value measurements. The fair value estimates were based on assumptions that management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

4.	Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014	Weighted Average Life
Customer lists	$73,736,806	$75,113,728	13.6	years
Noncompete agreements	988,474	1,077,349	4.0	years
Trade names	3,229,684	3,467,655	12.6	years
Patents	56,896	56,896	9.0	years
	78,011,860	79,715,628
Less accumulated amortization	(35,691,095)	(34,796,055)
Intangible assets, net	$42,320,765	$44,919,573

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, twelve years and nine years, respectively.

Amortization expense related to these intangible assets was $1.4 million and $1.8 million for the three months ended March 31, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2015	$4,434,879
2016	5,590,944
2017	5,146,472
2018	4,651,521
2019	4,349,247
Thereafter	18,147,702
$42,320,765

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

5.	Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was 42.3% and 31.4% in the three months ended March 31, 2015 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions and other discrete items in each period, the effective tax rate was 34.1% and 31.4% in the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rates is primarily due to forecasted changes in pre-tax income mix by jurisdiction.

6.	Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended March 31, 2015 and 2014, an aggregate of 2,724,264 and 1,938,029 options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Numerator:
Net income	$1,138,720	$289,407

Denominator:
Denominator for basic earnings per share—weighted-average shares	52,753,621	51,312,649
Effect of dilutive securities:
Employee and director stock options and restricted common shares	937,444	785,515
Contingently issuable shares	187,632	90,927

Denominator for dilutive earnings per share	53,878,697	52,189,091

Basic earnings per share	$0.02	$0.01
Diluted earnings per share	$0.02	$0.01

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

7.	Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	Foreign currency	Foreign currency
Balance, beginning of period	$(5,401,135)	$2,777,000
Other comprehensive loss before reclassifications	(6,442,010)	315,749
Net current-period other comprehensive loss	(6,442,010)	315,749
Balance, end of period	$(11,843,145)	$3,092,749

8.	Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2015 and 2014 was $0.4 million and $0.5 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The net amount receivable from Arthur J. Gallagher & Co. at March 31, 2015 was $0.1 million.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of March 31, 2015 and December 31, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.4 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2015 and December 31, 2014, respectively:

At March 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,169	$667,169	$-	$-
Liabilities:
Contingent consideration	$(31,389,732)	$-	$-	$(31,389,732)

At December 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,127	$667,127	$-	$-
Liabilities:
Contingent consideration	$(32,582,574)	$-	$-	$(32,582,574)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

9.	Fair Value Measurement (Continued)

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2014	$(32,582,574)
Contingent consideration payments paid in cash	437,500
Change in fair value (1)	(313,233)
Reclassification to Due to seller	437,500
Foreign exchange impact (2)	631,075
Balance as of March 31, 2015	$(31,389,732)

(1)	Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the consolidated statement of comprehensive income.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive loss.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

10.	Commitments and Contingencies

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

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of March 31, 2015, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out period ending in 2015 is €34.5 million.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt, and he currently seeks damages of approximately €0.6 million. The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above.

In February 2014, shortly following the Company’s announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims and intend to vigorously defend the matter. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim, and this motion is currently pending. On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The demand letter has been forwarded to the Company’s Board of Directors for its review and handling. Any loss that the Company and individual defendants may incur as a result of these matters cannot be estimated.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarters ended March 31, 2015 and June 30, 2015 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of March 31, 2015.

At March 31, 2015, the Company had $36.3 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of March 31, 2015.

12.	Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three months ended March 31, 2015, the Company repurchased 544,624 shares of its common stock for $3.5 million at an average cost of $6.43 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13.	Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as three business segments: North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America, and Central America; and the EMEA segment includes operations in Europe, the Middle East, Africa, and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for the Company’s reportable operating segments and Other for the three month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended March 31, 2015:
Net revenue from third parties	$170,801	$21,948	$49,346	$-	$242,095
Net revenue from other segments	-	186	2,011	(2,197)	-
Total net revenues	170,801	22,134	51,357	(2,197)	242,095
Adjusted EBITDA (1)	15,664	1,403	(156)	(7,433)	9,478

Three Months Ended March 31, 2014:
Net revenue from third parties	$167,442	$24,709	$49,339	$-	$241,490
Net revenue from other segments	-	68	990	(1,058)	-
Total net revenues	167,442	24,777	50,329	(1,058)	241,490
Adjusted EBITDA (1)	12,453	1,134	1,097	(6,181)	8,503

(1)	Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)—(Continued)

13.	Business Segments (Continued)

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA	$9,478	$8,503
Depreciation and amortization	(4,091)	(4,171)
Stock-based compensation expense	(2,061)	(1,396)
Change in fair value of contingent consideration	(313)	695
Restatement-related professional fees	-	(2,093)
Total other expense	(1,040)	(1,116)

Income before income taxes	$1,973	$422
18

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. We have increased our annual revenue from $5.0 million in 2002 to $1,000.1 million in 2014, representing a compound annual growth rate of 60.2%.

Our corporate headquarters are located in Chicago, Illinois. As of March 31, 2015, we operated in 67 global office locations in more than 30 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our revenue is generated from two different types of clients: enterprise and middle market. Enterprise clients usually order marketing materials in higher dollar amounts and volume than our middle market clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of marketing materials on a recurring basis; or if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of marketing materials on a recurring basis. We categorize all other clients as middle market clients. We enter into contracts with our enterprise clients to provide some or a specific portion of their printed products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring print needs to us. We provide marketing materials to our middle market clients on an order-by-order basis. During the three months ended March 31, 2015, enterprise clients accounted for 83% of our revenue, while middle market clients accounted for 17% of our revenue.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of middle market clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for the products and we invoice our client.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended March 31, 2015 and 2014 was $55.1 million and $54.6 million, or 22.7% and 22.6% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.7% and 20.5% for the three months ended March 31, 2015 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $3.1 million as of March 31, 2015 from $3.0 million as of December 31, 2014.

We agree to provide our clients with marketing materials that conform to the industry standard of a “commercially reasonable quality,” and our suppliers in turn generally agree to provide us with products of the same quality. In addition, the quotes we execute with our clients typically include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations.

Comparison of three months ended March 31, 2015 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three Months Ended March 31,
	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$170,801	70.5%	$167,442	69.3%
Latin America	21,948	9.1	24,709	10.2
EMEA	49,346	20.4	49,339	20.5

Net revenues from third parties	$242,095	100.0%	$241,490	100.0%

North America

North America revenue increased by $3.4 million, or 2.0%, from $167.4 million during the three months ended March 31, 2014 to $170.8 million during the three months ended March 31, 2015. This increase in revenue is driven primarily by organic enterprise growth from new customers.

Latin America

Latin America revenue decreased by $2.8 million, or 11.2%, from $24.7 million during the three months ended March 31, 2014 to $21.9 million during the three months ended March 31, 2015. This decrease is primarily driven by the strengthening of the U.S. Dollar. On a constant currency basis, revenue increased by approximately $0.7 million, or 3.0%, primarily due to organic enterprise growth from new and existing customers.

EMEA

EMEA revenue was $49.3 million during each of the three months ended March 31, 2015 and 2014. EMEA revenue growth was also impacted by the strengthening of the U.S. Dollar. On a constant currency basis, EMEA revenue increased by $11.3 million, or 22.8%, primarily due to organic enterprise growth from new and existing customers

Cost of goods sold

Our cost of goods sold increased by $0.1 million, or 0.1%, from $186.9 million during the three months ended March 31, 2014 to $187.0 million during the three months ended March 31, 2015. The increase is a result of the revenue growth during the three months ended March 31, 2015. Our cost of goods sold as a percentage of revenue was 77.3% and 77.4 % during the three months ended March 31, 2015 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.7% and 22.6% during the three months ended March 31, 2015 and 2014, respectively.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.9 million, or 3.9%, from $49.6 million during the three months ended March 31, 2014 to $47.6 million during the three months ended March 31, 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 20.5% for the three months ended March 31, 2014 to 19.7% for the three months ended March 31, 2015. Expense for the three months ended March 31, 2015 includes a $0.4 million charge to stock-based compensation expense related to the modification of a former executive’s award agreements in connection with his transition agreement. Expense for the three months ended March 31, 2014 includes $2.1 million of restatement-related professional fees. Excluding both of these items, selling, general and administrative expense would have been 19.5% and 19.7% of revenue for the three months ended March 31, 2015 and 2014, respectively.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.1 million, or 1.9%, from $4.2 million during the three months ended March 31, 2014 to $4.1 million during the three months ended March 31, 2015.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $1.0 million from income of $0.7 million during the three months ended March 31, 2014 to expense of $0.3 million during the three months ended March 31, 2015. This increase was primarily due to the reduction of liabilities related to certain European acquisitions in the three months ended March 31, 2014.

Income from operations

Income from operations increased by $1.5 million from $1.5 million during the three months ended March 31, 2014 to $3.0 million during the three months ended March 31, 2015. As a percentage of revenue, income from operations was 1.2% and 0.6% during the three months ended March 31, 2015 and 2014, respectively. This increase is primarily attributable to the increase in gross profit and the decrease in selling, general, and administrative expenses, offset by the change in fair value of contingent consideration, discussed above.

Other expense

Other expense decreased by $0.1 million from $1.1 million for the three months ended March 31, 2014 to $1.0 million during the three months ended March 31, 2015. The decrease is primarily attributable to a decrease in foreign currency losses of $0.1 million.

Income tax expense

Income tax expense increased by $0.7 million from $0.1 million during the three months ended March 31, 2014 to $0.8 million during the three months ended March 31, 2015. Our effective tax rate was 42.3% and 31.4% for the three month periods ended March 31, 2015 and 2014, respectively.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions and other discrete items in each period, the effective tax rate was 34.1% and 31.4% in the three months ended March 31, 2015 and 2014, respectively. The increase in the effective tax rates is primarily due to forecasted changes in pre-tax income mix by jurisdiction.

Net income

Net income increased by $0.8 million from $0.3 million during the three months ended March 31, 2014 to $1.1 million during the three months ended March 31, 2015. Net income as a percentage of revenue increased from 0.1% during the three months ended March 31, 2014 to 0.5% during the three months ended March 31, 2015. This increase is primarily attributable to the increase in gross profit and the decrease in selling, general, and administrative expenses, offset by the change in fair value of contingent consideration, discussed above.

Liquidity and Capital Resources

At March 31, 2015, we had $13.4 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2015 was $6.3 million and consisted of net income of $1.1 million and $7.4 million of non-cash items, offset by $14.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in inventory of $6.5 million, an increase in accounts receivable and unbilled revenue of $4.0 million, a decrease in accounts payable of $3.8 million, and a decrease in accrued expenses and other liabilities of $3.6 million.

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

Investing Activities. Cash used in investing activities in the three months ended March 31, 2015 of $3.7 million was entirely attributable to capital expenditures.

Cash used in investing activities in the three months ended March 31, 2014 of $4.5 million was entirely attributable to capital expenditures.

Financing Activities.   Cash provided by financing activities in the three months ended March 31, 2015 of $1.7 million was primarily attributable to net borrowings under the revolving credit facility of $5.6 million, offset by repurchases of common stock of $3.5 million and payments of contingent consideration of $0.4 million.

Cash provided by financing activities in the three months ended March 31, 2014 of $15.4 million was primarily attributable to net borrowings under the revolving credit facility of $16.0 million, offset by payments of contingent consideration of $0.6 million.

Share Repurchase Program

In February 2015, we announced that our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $20 million of our outstanding common stock over the next two years. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. This share repurchase program gives us the option to capitalize on opportunities provided by the market to create additional shareholder value, while maintaining the flexibility to invest in our growth.

Revolving Credit Facility

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

The terms of the Credit Agreement include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarters ended March 31, 2015 and June 30, 2015 and 3.00 to 1.0 for each period thereafter. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We are in compliance with all debt covenants as of March 31, 2015.

At March 31, 2015, we had $36.3 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

In addition, we will continue to utilize cash, in part, to fund acquisitions and expand our operations. We believe that our available cash and cash equivalents and the $36.3 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $9.2 million and $17.5 million of foreign cash and cash equivalents as of March 31, 2015 and December 31, 2014, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Obligations

We do not have any off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2015, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2015 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2015, we derived approximately 29.7% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For more information on our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2015.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/15 - 1/31/15	2,214	$5.61	-	-
2/1/15 - 2/28/15	319,370	6.41	314,560	2,832,146
3/1/15 - 3/31/15	238,558	6.46	230,064	2,455,357
Total	560,142	$6.43	544,624

(1)	Includes 15,518 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)	The share repurchase plan authorized by our Board of Directors allows repurchases of up to $20 million of our common stock. The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	Transition Agreement, dated as of January 19, 2015, between Joseph Busky and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 20, 2015).

10.2	Third Amendment to Employment Agreement, dated April 6, 2015, by and between John D. Eisel and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2015).

10.3	First Amendment to Employment Agreement, dated April 6, 2015, by and between Ronald C. Provenzano and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: May 8, 2015	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: May 8, 2015	By:	/s/ Ryan K. Spohn
Ryan K. Spohn
Interim Chief Financial Officer

EXHIBIT INDEX

Number	Description
10.1	Transition Agreement, dated as of January 19, 2015, between Joseph Busky and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed January 20, 2015).

10.2	Third Amendment to Employment Agreement, dated April 6, 2015, by and between John D. Eisel and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2015).

10.3	First Amendment to Employment Agreement, dated April 6, 2015, by and between Ronald C. Provenzano and InnerWorkings, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K filed April 9, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

