Form 10-Q
period 2015-06-30
INNERWORKINGS INC
filed 2015-08-10
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 000-52170
________________________________________

INNERWORKINGS, INC.
(Exact Name of Registrant as Specified in its Charter)
________________________________________

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

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No:  ☒

As of August 5, 2015, the Registrant had 53,790,784 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 1,074,558 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$252,227,148	$260,349,591	$494,322,645	$501,839,255
Cost of goods sold	193,247,621	201,422,560	380,278,414	388,327,830
Gross profit	58,979,527	58,927,031	114,044,231	113,511,425
Operating expenses:
Selling, general and administrative expenses	50,436,272	50,634,671	98,083,602	100,206,152
Depreciation and amortization	4,266,290	4,373,798	8,357,228	8,544,514
Change in fair value of contingent consideration	676,424	521,669	989,657	(173,508)
Income from operations	3,600,541	3,396,893	6,613,744	4,934,267
Other income (expense):
Interest income	27,434	13,669	48,322	17,677
Interest expense	(1,105,342)	(933,377)	(2,250,661)	(2,003,284)
Other, net	12,578	(138,459)	97,220	(188,233)
Total other expense	(1,065,330)	(1,058,167)	(2,105,119)	(2,173,840)
Income before income taxes	2,535,211	2,338,726	4,508,625	2,760,427
Income tax expense	1,104,050	733,354	1,938,744	865,648
Net income	$1,431,161	$1,605,372	$2,569,881	$1,894,779

Basic earnings per share	$0.03	$0.03	$0.05	$0.04
Diluted earnings per share	$0.03	$0.03	$0.05	$0.04

Comprehensive income (loss)	$3,529,425	$2,113,241	$(1,773,865)	$2,718,397

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,565,784	$22,577,942
Accounts receivable, net of allowance for doubtful accounts of $1,236,217 and $2,685,497, respectively	187,162,678	179,465,922
Unbilled revenue	33,264,815	31,698,924
Inventories	38,007,801	27,162,642
Prepaid expenses	13,072,965	12,684,237
Deferred income taxes	1,860,995	1,819,139
Other current assets	27,273,780	28,818,891
Total current assets	316,208,818	304,227,697
Property and equipment, net	32,933,558	29,763,583
Intangibles and other assets:
Goodwill	245,103,696	246,947,900
Intangible assets, net	41,206,901	44,919,573
Deferred income taxes	4,442,840	3,903,937
Other non-current assets	1,782,328	1,487,690
Total intangibles and other assets	292,535,765	297,259,100
Total assets	$641,678,141	$631,250,380
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$150,017,874	$144,044,592
Current portion of contingent consideration	4,677,048	9,078,138
Due to seller	7,455,839	402,499
Other liabilities	31,541,373	30,636,505
Accrued expenses	9,711,246	9,989,963
Total current liabilities	203,403,380	194,151,697
Revolving credit facility	111,934,520	104,538,750
Deferred income taxes	10,067,834	9,967,039
Contingent consideration, net of current portion	18,982,938	23,504,436
Other non-current liabilities	3,356,567	2,941,889
Total liabilities	347,745,239	335,103,811
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 62,416,909 and 61,851,709 shares issued, 52,687,548 and 52,830,842 shares outstanding, respectively	6,242	6,185
Additional paid-in capital	211,536,287	207,428,962
Treasury stock at cost, 9,729,361 and 9,020,867 shares, respectively	(54,269,995)	(49,996,166)
Accumulated other comprehensive loss	(9,744,881)	(5,401,135)
Retained earnings	146,405,249	144,108,723
Total stockholders' equity	293,932,902	296,146,569
Total liabilities and stockholders' equity	$641,678,141	$631,250,380

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$2,569,881	$1,894,779
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,357,228	8,544,514
Stock-based compensation expense	3,627,704	2,648,731
Deferred income taxes	691,940	413,881
Bad debt provision	1,048,815	444,529
Change in fair value of contingent consideration	989,657	(173,508)
Other operating activities	104,854	208,830
Change in assets:
Accounts receivable and unbilled revenue	(10,311,462)	(19,308,468)
Inventories	(10,845,159)	(234,428)
Prepaid expenses and other assets	720,225	(7,822,523)
Change in liabilities:
Accounts payable	5,973,282	4,169,820
Accrued expenses and other liabilities	(1,939,962)	5,025,757
Net cash provided by (used in) operating activities	987,003	(4,188,086)

Cash flows from investing activities
Purchases of property and equipment	(8,655,647)	(7,835,551)
Other investing activities	—	(594,207)
Net cash used in investing activities	(8,655,647)	(8,429,758)

Cash flows from financing activities
Net borrowings from revolving credit facility	7,395,770	20,000,000
Net short-term secured borrowings	668,982	2,195,909
Repurchases of common stock	(4,897,184)	—
Payments of contingent consideration	(2,176,775)	(4,715,091)
Proceeds from exercise of stock options	598,514	102,188
Other financing activities	(178,939)	(273,607)
Net cash provided by financing activities	1,410,368	17,309,399

Effect of exchange rate changes on cash and cash equivalents	(753,882)	66,614
(Decrease) increase in cash and cash equivalents	(7,012,158)	4,758,169
Cash and cash equivalents, beginning of period	22,577,942	18,606,030
Cash and cash equivalents, end of period	$15,565,784	$23,364,199

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2015.

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
Three and Six Months Ended June 30, 2015

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

The Company recorded $1.6 million and $1.3 million in compensation expense for the three months ended June 30, 2015 and 2014, respectively, and $3.6 million and $2.6 million for the six months ended June 30, 2015 and 2014, respectively. During the first quarter of 2015, $0.4 million of stock-based compensation was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

 Recent Accounting Pronouncements

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-5, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement ("ASU 2015-5"). This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company does not expect ASU 2015-5 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-3, Interest – Imputation of Interest (Subtopic 835-30) ("ASU 2015-3"), which simplifies the presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company does not expect ASU 2015-3 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-1, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) (“ASU 2015-1”). ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted provided that guidance is applied from the beginning of the fiscal period of adoption. The Company may also apply the amendments retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2015-1 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-9 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The new revenue standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The standard is effective for fiscal years beginning after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. The Company is currently evaluating the impact of adopting the ASU 2014-9 on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect ASU 2014-15 to have a material impact on its consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-8”). ASU 2014-8 provides a narrower definition of discontinued operations than currently exists under GAAP. The standard requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company adopted ASU 2014-8 on January 1, 2015, and it did not have an effect on its consolidated financial statements.

2. Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $23.7 million in contingent consideration at June 30, 2015 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended June 30, 2015 and 2014, the Company recorded expense of $0.7 million and $0.5 million, respectively. During the six months ended June 30, 2015 and 2014, the Company recorded expense (income) of $1.0 million and $(0.2) million, respectively.

As of June 30, 2015, the potential maximum contingent payments, excluding the amounts recorded in Due to seller which are currently payable, would be due as follows if all performance measures are achieved:

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

	Cash	Common Stock	Total
2015	$—	$303,488	$303,488
2016	26,792,010	50,621,357	77,413,367
2017	—	46,346,370	46,346,370
	$26,792,010	$97,271,215	$124,063,225

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $124.1 million, the Company estimates the fair value of the payments that will be made is $23.7 million.

3. Goodwill

The following is a summary of the goodwill balance for each operating segment as of June 30, 2015:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2014	$170,859,421	$9,875,236	$66,213,243	$246,947,900
Foreign exchange impact	(45,359)	—	(1,798,845)	(1,844,204)
Net goodwill as of June 30, 2015	$170,814,062	$9,875,236	$64,414,398	$245,103,696

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles – Goodwill and Other ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually, or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of the fourth fiscal quarter of each year.

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

No impairment was identified as of October 1, 2014 and the Company does not believe that goodwill is impaired as of June 30, 2015.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014	Weighted Average Life
Customer lists	$74,254,624	$75,113,728	13.6
Noncompete agreements	1,004,474	1,077,349	4.0
Trade names	3,272,524	3,467,655	12.6
Patents	56,896	56,896	9.0
	78,588,518	79,715,628
Less accumulated amortization	(37,381,617)	(34,796,055)
Intangible assets, net	$41,206,901	$44,919,573

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, noncompete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s noncompete agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

Amortization expense related to these intangible assets was $1.4 million and $1.8 million for the three months ended June 30, 2015 and 2014, respectively, and $2.9 million and $3.6 million for the six months ended June 30, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2015	$2,968,528
2016	5,614,828
2017	5,170,355
2018	4,672,191
2019	4,368,847
Thereafter	18,412,152
$41,206,901

5. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was 43.5% and 31.4% for the three months ended June 30, 2015 and 2014, respectively, and 43.0% and 31.4% for the six months ended June 30, 2015 and 2014, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 34.6% and 31.4% for the three months ended June 30, 2015 and 2014, respectively, and 35.4% and 31.4% for the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rates is primarily due to the expiration of the federal research and development tax credit at the end of 2014 and forecasted changes in pre-tax income mix by jurisdiction.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

6. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended June 30, 2015 and 2014, an aggregate of 3,129,878 and 2,755,579 options and restricted common shares, respectively, and during the six months ended June 30, 2015 and 2014, an aggregate of 3,318,578 and 2,622,600, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Numerator:
Net income	$1,431,161	$1,605,372	$2,569,881	$1,894,779

Denominator:
Weighted-average shares outstanding – basic	52,588,482	51,543,799	52,651,310	51,444,535
Effect of dilutive securities:
Employee and director stock options and restricted common shares	632,129	821,963	768,091	824,848
Contingently issuable shares	991,486	833,517	495,743	497,023
Weighted-average shares outstanding – diluted	54,212,097	53,199,279	53,915,144	52,766,406

Basic earnings per share	$0.03	$0.03	$0.05	$0.04
Diluted earnings per share	$0.03	$0.03	$0.05	$0.04

7. Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
	Foreign currency	Foreign currency
Balance, beginning of period	$(11,843,145)	$3,092,749
Other comprehensive income before reclassifications	2,098,264	507,869
Net current-period other comprehensive income	2,098,264	507,869
Balance, end of period	$(9,744,881)	$3,600,618

	Six Months Ended June 30,
	2015	2014
	Foreign currency	Foreign currency
Balance, beginning of period	$(5,401,135)	$2,777,000
Other comprehensive income (loss) before reclassifications	(4,343,746)	823,618
Net current-period other comprehensive income (loss)	(4,343,746)	823,618
Balance, end of period	$(9,744,881)	$3,600,618

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

8. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended June 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively, and $0.9 million and $0.9 million during the six months ended June 30, 2015 and 2014. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company less than $0.1 million and less than $0.1 million for the three months ended June 30, 2015 and 2014, respectively, and $0.1 million and $0.1 million during the six months ended June 30, 2015 and 2014. The net amount receivable from Arthur J. Gallagher & Co. at June 30, 2015 was $0.1 million.

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

The Company's potential contingent consideration payments relating to acquisitions are its only Level 3 liabilities as of June 30, 2015 and December 31, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.3 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2015 and December 31, 2014, respectively:

At June 30, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,220	$667,220	$—	$—
Liabilities:
Contingent consideration	$(23,659,986)	$—	$—	$(23,659,986)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

At December 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,127	$667,127	$—	$—
Liabilities:
Contingent consideration	$(32,582,574)	$—	$—	$(32,582,574)

(1)	Included in cash and cash equivalents on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2014	$(32,582,574)
Contingent consideration payments paid in cash	1,739,275
Contingent consideration payments paid in common stock	350,000
Change in fair value(1)	(989,657)
Reclassification to Due to seller	7,490,840
Foreign exchange impact(2)	332,130
Balance as of June 30, 2015	$(23,659,986)

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

10. Commitments and Contingencies

In December 2010, e-Lynxx Corporation filed a complaint against the Company and numerous other defendants for patent infringement in the United States District Court for the Middle District of Pennsylvania. As to the Company, the complaint alleges, among other things, that certain aspects of the Company’s PPM4 technology infringe on two patents owned by e-Lynxx purporting to cover a system and method for competitive pricing and procurement of customized goods and services, and seeks monetary damages, interest, costs, attorneys’ fees, punitive damages and a permanent injunction. In May 2013, e-Lynxx asserted that the monetary damages it seeks from the Company are in the range of $35 million to $88 million for the period from May 2009 through December 2012; e-Lynxx has not yet specified damages sought for 2013 and future periods. The Company disputes the allegations contained in e-Lynxx’s complaint and intends to vigorously defend this matter. Specifically, the Company contends that the patents at issue are invalid and not infringed, and, therefore, e-Lynxx is not entitled to any relief and the complaint should be dismissed. Further, even if e-Lynxx could establish liability, the Company contends that e-Lynxx is not entitled to the excessive monetary relief it seeks. On July 25, 2013, the court granted the Company’s motion for summary judgment, finding that the Company did not infringe the patents-in-suit. E-Lynxx filed a motion for reconsideration, which was denied. On March 5, 2014, e-Lynxx filed an appeal from the judgment entered in favor of the Company. On February 9, 2015, the Federal Circuit Court of Appeals affirmed the judgment entered in favor of the Company. All deadlines for further appellate review have since passed and the judgment in favor of the Company became a final judgment; therefore, the Company has no liability in the matter and effective July 2015, the matter is closed.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014 and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014, the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of June 30, 2015, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out period ending in 2015 is €34.5 million and the Company estimates that none of this amount will be earned and payable.

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

11. Revolving Credit Facility

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019, and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarter ended June 30, 2015 and 3.00 to 1.0 for each period thereafter. The

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of June 30, 2015.

At June 30, 2015, the Company had $36.2 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of June 30, 2015.

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

During the three months ended June 30, 2015, the Company repurchased 219,163 shares of its common stock for $1.4 million at an average cost of $6.38 per share. During the six months ended June 30, 2015, the Company repurchased 763,787 shares of its common stock for $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

13. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as three business segments: North America, Latin America, and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America, and Central America; and the EMEA segment includes operations in Europe, the Middle East, Africa, and Asia. “Other” consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for the Company’s reportable operating segments and Other for the three and six month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended June 30, 2015:
Net revenue from third parties	$168,936	$26,417	$56,874	$—	$252,227
Net revenue from other segments	—	758	2,498	(3,256)	—
Total net revenues	168,936	27,175	59,372	(3,256)	252,227
Adjusted EBITDA (1)	12,895	1,873	2,592	(7,250)	10,110

Three Months Ended June 30, 2014:
Net revenue from third parties	$181,402	$28,192	$50,756	$—	$260,350
Net revenue from other segments	48	150	1,422	(1,620)	—
Total net revenues	181,450	28,342	52,178	(1,620)	260,350
Adjusted EBITDA (1)	14,293	1,597	1,671	(8,016)	9,545

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2015

	North America	Latin America	EMEA	Other	Total
Six Months Ended June 30, 2015:
Net revenue from third parties	$339,737	$48,366	$106,220	$—	$494,323
Net revenue from other segments	—	944	4,510	(5,453)	—
Total net revenues	339,737	49,309	110,730	(5,453)	494,323
Adjusted EBITDA(1)	28,559	3,276	2,436	(14,683)	19,588

Six Months Ended June 30, 2014:
Net revenue from third parties	$348,843	$52,900	$100,096	$—	$501,839
Net revenue from other segments	48	218	2,411	(2,677)	—
Total net revenues	348,891	53,118	102,507	(2,677)	501,839
Adjusted EBITDA(1)	26,767	2,731	2,768	(14,219)	18,047

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA	$10,110	$9,545	$19,588	$18,047
Depreciation and amortization	(4,266)	(4,374)	(8,357)	(8,545)
Stock-based compensation expense	(1,567)	(1,252)	(3,628)	(2,649)
Change in fair value of contingent consideration	(676)	(522)	(990)	174
Restatement-related professional fees	—	—	—	(2,093)
Income from operations	3,600	3,397	6,613	4,934
Total other expense	(1,065)	(1,058)	(2,105)	(2,174)
Income before income taxes	$2,535	$2,339	$4,508	$2,760

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

Our corporate headquarters are located in Chicago, Illinois. As of June 30, 2015 we operated in 67 global office locations in more than 30 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

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

Several of our enterprise clients have outsourced substantially all of their recurring marketing execution needs to us. We provide marketing materials to our middle market clients on an order-by-order basis. During the six months ended June 30, 2015, enterprise clients accounted for 83% of our revenue, while middle market clients accounted for 17% of our revenue.

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

We evaluate our revenue on both an as-reported and constant currency basis. Constant currency is a non-GAAP financial measure. We believe the presentation of revenue on a constant currency basis allows management and investors to measure our overall financial performance exclusive of foreign currency exchange fluctuations more clearly. Constant currency revenue is calculated by retranslating current period results at a consistent rate with the prior period results. This approach is based on the pricing currency for each country, which is typically the functional currency.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended June 30, 2015 and 2014 was $59.0 million and $58.9 million, or 23.4% and 22.6% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.0% and 19.4% for the three months ended June 30, 2015 and 2014, respectively.

 We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $3.1 million as of June 30, 2015 from $3.0 million as of December 31, 2014.

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

Comparison of three months ended June 30, 2015 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Three Months Ended June 30,
	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$168,936	67.0%	$181,402	69.7%
Latin America	26,417	10.5%	28,192	10.8%
EMEA	56,874	22.5%	50,756	19.5%
Net revenues from third parties	$252,227	100.0%	$260,350	100.0%

North America

North America revenue decreased by $12.5 million, or 6.9%, from $181.4 million during the three months ended June 30, 2014 to $168.9 million during the three months ended June 30, 2015. This decrease in revenue is driven primarily by a reduction in our middle market client activity in the three months ended June 30, 2015.

Latin America

Latin America revenue decreased by $1.8 million, or 6.3%, from $28.2 million during the three months ended June 30, 2014 to $26.4 million during the three months ended June 30, 2015. This decrease is primarily driven by the strengthening of the U.S. Dollar. On a constant currency basis, Latin America revenue increased by approximately $3.9 million, or 13.9%, primarily due to organic enterprise growth from new and existing customers.

EMEA

EMEA revenue increased by $6.1 million, or 12.1%, from $50.8 million during each the three months ended June 30, 2014 to $56.9 million during the three months ended June 30, 2015. EMEA revenue growth was also impacted by the strengthening of the U.S. Dollar. On a constant currency basis, EMEA revenue increased by approximately $16.7 million, or 32.0%, primarily due to organic enterprise growth from new and existing customers.

Cost of goods sold

Our cost of goods sold decreased by $8.2 million, or 4.1%, from $201.4 million during the three months ended June 30, 2014 to $193.2 million during the three months ended June 30, 2015. The decrease is a result of decreased revenue during the three months ended June 30, 2015 as described above. Our cost of goods sold as a percentage of revenue was 76.6% and 77.4% during the three months ended June 30, 2015 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 23.4% and 22.6% during the three months ended June 30, 2015 and 2014, respectively. This increase is due to an attrition of lower gross margin middle market accounts, improving gross margins in the Latin America segment, as well as a shift in product mix to higher margin categories during the three months ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.2 million, or 0.4%, from $50.6 million during the three months ended June 30, 2014 to $50.4 million during the three months ended June 30, 2015. As a percentage of revenue, selling, general and administrative expenses increased from 19.4% for the three months ended June 30, 2014 to 20.0% for the three months ended June 30, 2015. This increase is primarily due to lower revenues compared to the prior year as described above.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.1 million, or 2.5%, from $4.4 million during the three months ended June 30, 2014 to $4.3 million during the three months ended June 30, 2015.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $0.2 million from expense of $0.5 million during the three months ended June 30, 2014 to expense of $0.7 million during the three months ended June 30, 2015. This increase was primarily due to certain prior year acquisitions achieving their performance targets during the three months ended June 30, 2015, resulting in an increase to the contingent consideration liability for those acquisitions to their full payable amount.

Income from operations

Income from operations increased by $0.2 million, or 6.0%, from $3.4 million during the three months ended June 30, 2014 to $3.6 million during the three months ended June 30, 2015. As a percentage of revenue, income from operations was 1.4% and 1.3% during the three months ended June 30, 2015 and 2014, respectively. This increase is primarily attributable to the increase in gross margin discussed above, partially offset by the increase in selling, general and administrative expenses as a percentage of revenue.

Other expense

Other expense remained constant at $1.1 million for the three months ended June 30, 2015 and 2014.

Income tax expense

Income tax expense increased by $0.4 million from $0.7 million during the three months ended June 30, 2014 to $1.1 million during the three months ended June 30, 2015. Our effective tax rate was 43.5% and 31.4% for the three month periods ended June 30, 2015 and 2014, respectively.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 34.6% and 31.4% in the three months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rates is primarily due to the expiration of the federal research and development tax credit at the end of 2014 and forecasted changes in pre-tax income mix by jurisdiction.

Net income

Net income decreased by $0.2 million, or 10.9%, from $1.6 million during the three months ended June 30, 2014 to 1.4 million during the three months ended June 30, 2015, primarily attributable to the higher income tax expense discussed above. Net income as a percentage of revenue remained constant at 0.6% during the three months ended June 30, 2015 and 2014.

Comparison of six months ended June 30, 2015 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows:

	Six Months Ended June 30,
	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$339,737	68.7%	$348,843	69.5%
Latin America	48,366	9.8%	52,900	10.5%
EMEA	106,220	21.5%	100,096	20.0%
Net revenues from third parties	$494,323	100.0%	$501,839	100.0%

North America

North America revenue decreased by $9.1 million, or 2.6%, from $348.8 million million during the six months ended June 30, 2014 to $339.7 million during the six months ended June 30, 2015. This decrease in revenue was driven primarily by a reduction in our middle market client activity in the six months ended June 30, 2015.

Latin America

Latin America revenue decreased by $4.5 million, or 8.6%, from $52.9 million during the six months ended June 30, 2014 to $48.4 million during the six months ended June 30, 2015. This decrease is primarily driven by the strengthening of the U.S. Dollar. On a constant currency basis, Latin America revenue increased by approximately $4.6 million, or 8.7%, primarily due to organic enterprise growth from new and existing customers.

EMEA

EMEA revenue increased by $6.1 million, or 6.1%, from $100.1 million during the six months ended June 30, 2014 to $106.2 million during the six months ended June 30, 2015. EMEA revenue growth was also impacted by the strengthening of the U.S. Dollar. On a constant currency basis, EMEA revenue increased by approximately $27.0 million, or 26.3%, primarily due to organic enterprise growth from new and existing customers.

Cost of goods sold

Our cost of goods sold decreased by $8.0 million, or 2.1%, from $388.3 million during the six months ended June 30, 2014 to $380.3 million during the six months ended June 30, 2015. The decrease is a result of the decrease in revenue as discussed above. Our cost of goods sold as a percentage of revenue was 76.9% and 77.4% during the six months ended June 30, 2015 and 2014, respectively.

Gross Profit

Our gross margin was 23.1% and 22.6% during the six months ended June 30, 2015 and 2014, respectively. This increase is due to an attrition of lower gross margin middle market accounts, improving gross margins in the Latin America segment, as well as a shift in product mix to higher margin categories during the six months ended June 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $2.1 million, or 2.1%, from $100.2 million during the six months ended June 30, 2014 to $98.1 million during the six months ended June 30, 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 20.0% for the six months ended June 30, 2014 to 19.8% for the six months ended June 30, 2015. The decrease in selling, general and administrative expenses is primarily due to $2.1 million of restatement-related professional fees incurred during the six months ended June 30, 2014 related to Productions Graphics. Excluding restatement-related professional fees, selling general and administrative expenses as a percentage of revenue was 19.8% and 19.6% for the six months ended June 30, 2015 and 2014, respectively. This increase is primarily due to lower revenues compared to the prior year as described above.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million, or 2.2%, from $8.5 million during the six months ended June 30, 2014 to $8.4 million during the six months ended June 30, 2015.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $1.2 million from income of $0.2 million during the six months ended June 30, 2014 to expense of $1.0 million during the six months ended June 30, 2015. This increase was primarily due to certain prior year acquisitions achieving their performance targets during the six months ended June 30, 2015, resulting in an increase to the contingent consideration liability for those acquisitions to their full payable amount.

Income from operations

Income from operations increased by $1.7 million from $4.9 million during the six months ended June 30, 2014 to $6.6 million during the six months ended June 30, 2015. As a percentage of revenue, income from operations was 1.3% and 1.0% during the six months ended June 30, 2015 and 2014, respectively. This increase is primarily attributable to the increase in gross margin, decrease in selling, general and administrative expenses, including restatement-related professional fees, offset by the increase in expense from the change in fair value of contingent consideration discussed above.

Other expense

Other expense decreased by $0.1 million, or 3.2%, from $2.2 million for the six months ended June 30, 2014 to $2.1 million during the six months ended June 30, 2015. The decrease is primarily attributable to an increase in interest expense of $0.2 million, offset by a decrease in foreign currency losses of $0.3 million.

Income tax expense

Income tax expense increased by $1.0 million, or 124.0%, from $0.9 million for the six months ended June 30, 2014 to $1.9 million the six months ended June 30, 2015. Our effective tax rate was 43.0% and 31.4% for the six months ended June 30, 2015 and 2014, respectively.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 35.4% and 31.4% in the six months ended June 30, 2015 and 2014, respectively. The increase in the effective tax rates is primarily due to the expiration of the federal research and development tax credit at the end of 2014 and forecasted changes in pre-tax income mix by jurisdiction.

Net income

Net income increased by $0.7 million from $1.9 million during the six months ended June 30, 2014 to $2.6 million during the six months ended June 30, 2015. Net income as a percentage of revenue increased from 0.4% during the six months ended June 30, 2014 to 0.5% during the six months ended June 30, 2015. This increase is primarily attributable to the increase in gross margin, decrease in selling, general and administrative expense including restatement-related professional fees, offset by the increase in expense from the change in fair value of contingent consideration and the increase in the effective tax rate, discussed above.

Liquidity and Capital Resources

At June 30, 2015, we had $15.6 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2015 was $1.0 million and consisted of net income of $2.6 million and $14.8 million of non-cash items, offset by $16.4 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in inventory of $10.8 million, an increase in accounts receivable and unbilled revenue of $10.3 million, an increase in accounts payable of $6.0 million, and a decrease in accrued expenses and other liabilities of $1.9 million.

Cash used in operating activities for the six months ended June 30, 2014 was was $4.2 million and consisted of net income of $1.9 million and $12.1 million of non-cash items, offset by $18.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $19.3 million and an increase in prepaid expenses and other assets of $7.8 million, offset by an increase in accrued expenses and other of $5.0 million and an increase in accounts payable of $4.2 million.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2015 of $8.7 million was entirely attributable to capital expenditures.

Cash used in investing activities for the six months ended June 30, 2014 of $8.4 million was primarily attributable to capital expenditures of $7.8 million.

Financing Activities.   Cash provided by financing activities for the six months ended June 30, 2015 of $1.4 million was primarily attributable to net borrowings under the revolving credit facility of $7.4 million, offset by repurchases of common stock of $4.9 million and payments of contingent consideration of $2.2 million.

Cash provided by financing activities for the six months ended June 30, 2014 of $17.3 million was primarily attributable to net borrowings under the revolving credit facility of $20.0 million and $2.2 million of net short-term secured borrowings, offset by payments of contingent consideration of $4.7 million.

Share Repurchase Program

In February 2015, we announced that our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $20.0 million of our outstanding common stock over the next two years. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. This share repurchase program gives us the option to capitalize on opportunities provided by the market to create additional shareholder value, while maintaining the flexibility to invest in our growth.

During the three months ended June 30, 2015, we repurchased 219,163 shares of its common stock for $1.4 million at an average cost of $6.38 per share. During the six months ended June 30, 2015, we repurchased 763,787 shares of its common stock for $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including covenants that require us to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarter ended June 30, 2015 and 3.00 to 1.0 for each period thereafter. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We are in compliance with all debt covenants as of June 30, 2015.

At June 30, 2015, we had $36.2 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

In addition, we will continue to utilize cash, in part, to fund acquisitions and expand our operations. We believe that our available cash and cash equivalents and the $36.2 million available under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $10.9 million and $17.5 million of foreign cash and cash equivalents as of June 30, 2015 and December 31, 2014, respectively, which are generally denominated in the local currency where the funds are held.

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

Critical Accounting Policies and Estimates

As of June 30, 2015, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2015 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended June 30, 2015, we derived approximately 33.5% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

In the third quarter of 2013, we began the implementation of a new global enterprise resource planning system which includes the implementation of shared service centers in some regions. This multi-year initiative will be conducted in phases and will include modifications to the design and operation of internal controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2015.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/15-4/30/15	4,973	$6.50	1,600	2,605,049
5/1/15-5/31/15	221,169	6.38	217,563	2,374,657
6/1/15-6/30/15	30,674	6.65	—	2,264,290
Total	256,816	$6.41	219,163

(1)	Includes 37,653 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $20 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	Employment Agreement, dated as of June 30, 2015, between InnerWorkings, Inc. and Jeffrey P. Pritchett (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 10, 2015	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: August 10, 2015	By:	/s/ Ryan K. Spohn
Ryan K. Spohn
Interim Chief Financial Officer

Three Months Ended March 31, 2015

EXHIBIT INDEX

Number	Description
10.1	Employment Agreement, dated as of June 30, 2015, between InnerWorkings, Inc. and Jeffrey P. Pritchett (incorporated by reference to the Company's Current Report on Form 8-K filed July 6, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q