Form 10-Q
period 2015-09-30
INNERWORKINGS INC
filed 2015-11-06
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

As of November 2, 2015, the Registrant had 53,908,764 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 922,464 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$264,720,003	$251,651,521	$759,042,648	$753,490,776
Cost of goods sold	201,108,604	194,553,275	581,387,018	582,881,105
Gross profit	63,611,399	57,098,246	177,655,630	170,609,671
Operating expenses:
Selling, general and administrative expenses	47,220,821	46,187,034	145,304,423	146,393,186
Depreciation and amortization	4,485,119	4,387,438	12,842,347	12,931,952
Change in fair value of contingent consideration	701,086	(1,570,129)	1,690,743	(1,743,637)
Income from operations	11,204,373	8,093,903	17,818,117	13,028,170
Other income (expense):
Interest income	6,241	17,448	54,563	35,125
Interest expense	(1,131,502)	(1,079,013)	(3,382,163)	(3,082,297)
Other, net	(1,089,088)	(119,248)	(991,868)	(307,481)
Total other expense	(2,214,349)	(1,180,813)	(4,319,468)	(3,354,653)
Income before income taxes	8,990,024	6,913,090	13,498,649	9,673,517
Income tax expense	4,006,788	1,799,419	5,945,532	2,665,067
Net income	$4,983,236	$5,113,671	$7,553,117	$7,008,450

Basic earnings per share	$0.09	$0.10	$0.14	$0.13
Diluted earnings per share	$0.09	$0.10	$0.14	$0.13

Comprehensive income	$3,118,069	$525,386	$1,344,204	$3,243,783

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,637,589	$22,577,942
Accounts receivable, net of allowance for doubtful accounts of $1,224,211 and $2,685,497, respectively	191,045,581	179,465,922
Unbilled revenue	36,463,538	31,698,924
Inventories	40,278,890	27,162,642
Prepaid expenses	14,263,851	12,684,237
Deferred income taxes	2,082,279	1,819,139
Other current assets	39,031,105	28,818,891
Total current assets	335,802,833	304,227,697
Property and equipment, net	33,173,094	29,763,583
Intangibles and other assets:
Goodwill	244,845,343	246,947,900
Intangible assets, net	39,687,457	44,919,573
Deferred income taxes	4,442,840	3,903,937
Other non-current assets	2,717,074	1,487,690
Total intangibles and other assets	291,692,714	297,259,100
Total assets	$660,668,641	$631,250,380
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$148,515,725	$144,044,592
Current portion of contingent consideration	11,007,104	9,078,138
Due to seller	1,636,259	402,499
Other liabilities	36,349,200	30,636,505
Accrued expenses	10,886,991	9,989,963
Total current liabilities	208,395,279	194,151,697
Revolving credit facility	128,027,431	104,538,750
Deferred income taxes	9,917,811	9,967,039
Contingent consideration, net of current portion	13,255,757	23,504,436
Other non-current liabilities	2,882,228	2,941,889
Total liabilities	362,478,506	335,103,811
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000,000 and 200,000,000 shares authorized, 62,522,859 and 61,851,709 shares issued, 52,793,498 and 52,830,842 shares outstanding, respectively	6,252	6,185
Additional paid-in capital	212,675,441	207,428,962
Treasury stock at cost, 9,729,361 and 9,020,867 shares, respectively	(54,269,995)	(49,996,166)
Accumulated other comprehensive loss	(11,610,048)	(5,401,135)
Retained earnings	151,388,485	144,108,723
Total stockholders' equity	298,190,135	296,146,569
Total liabilities and stockholders' equity	$660,668,641	$631,250,380

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$7,553,117	$7,008,450
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	12,842,347	12,931,952
Stock-based compensation expense	4,854,194	4,023,227
Deferred income taxes	613,381	1,208,931
Bad debt provision	1,214,166	651,543
Change in fair value of contingent consideration	1,690,743	(1,743,637)
Other operating activities	157,281	310,929
Change in assets:
Accounts receivable and unbilled revenue	(17,558,439)	(18,057,683)
Inventories	(13,116,248)	(14,728,826)
Prepaid expenses and other assets	(13,436,443)	(11,604,972)
Change in liabilities:
Accounts payable	4,471,133	(3,442,578)
Accrued expenses and other liabilities	3,458,063	7,404,928
Net cash used in operating activities	(7,256,705)	(16,037,736)

Cash flows from investing activities
Purchases of property and equipment	(12,125,611)	(10,905,871)
Other investing activities	—	(594,207)
Net cash used in investing activities	(12,125,611)	(11,500,078)

Cash flows from financing activities
Net borrowings from revolving credit facility	23,488,681	34,500,000
Net short-term secured borrowings	(550,921)	2,717,222
Repurchases of common stock	(4,897,184)	—
Payments of contingent consideration	(8,009,775)	(5,768,591)
Proceeds from exercise of stock options	650,409	407,483
Payment of debt issuance costs	—	(623,364)
Other financing activities	(425,716)	458,667
Net cash provided by financing activities	10,255,494	31,691,417

Effect of exchange rate changes on cash and cash equivalents	(813,531)	(605,970)
(Decrease) increase in cash and cash equivalents	(9,940,353)	3,547,633
Cash and cash equivalents, beginning of period	22,577,942	18,606,030
Cash and cash equivalents, end of period	$12,637,589	$22,153,663

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2014 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2015.

Description of the Business

The Company was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for Fortune 1000 companies across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain, and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and manufacturing supply chain to obtain favorable pricing and to deliver high-quality products and services.

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
Three and Nine Months Ended September 30, 2015

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

The Company recorded $1.2 million and $1.4 million in stock-based compensation expense for the three months ended September 30, 2015 and 2014, respectively, and $4.9 million and $4.0 million for the nine months ended September 30, 2015 and 2014, respectively. During the first quarter of 2015, $0.4 million of stock-based compensation expense was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

 Recent Accounting Pronouncements

In September 2015, the FASB issued Accounting Standards Update 2015-15, Business Combinations (Topic 805) (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The Company is currently evaluating the impact of adopting ASU 2015-16 on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-5, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-5”). This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company does not expect ASU 2015-5 to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-3, Interest – Imputation of Interest (Subtopic 835-30) (“ASU 2015-3”), which simplifies the presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company does not expect ASU 2015-3 to have a material impact on its consolidated financial statements.

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

2. Contingent Consideration

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company has recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. The Company has recorded $24.3 million in contingent consideration at September 30, 2015 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended September 30, 2015 and 2014, the Company recorded expense (income) of $0.7 million and $(1.6) million, respectively. During the nine months ended September 30, 2015 and 2014, the Company recorded expense (income) of $1.7 million and $(1.7) million, respectively.

As of September 30, 2015, the potential maximum contingent payments, excluding the amounts recorded in Due to seller which are currently payable, would be due as follows if all performance measures are achieved:

	Cash	Common Stock	Total
2015	$—	$—	$—
2016	27,086,640	51,442,614	78,529,254
2017	—	46,290,130	46,290,130
	$27,086,640	$97,732,744	$124,819,384

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $124.8 million, the Company estimates that the fair value of the payments that will be made is $24.3 million.

3. Goodwill

The following is a summary of the goodwill balance for each operating segment as of September 30, 2015:

	North America	Latin America	EMEA	Total
Net goodwill as of December 31, 2014	$170,859,421	$9,875,236	$66,213,243	$246,947,900
Foreign exchange impact	(102,014)	(159,253)	(1,841,290)	(2,102,557)
Net goodwill as of September 30, 2015	$170,757,407	$9,715,983	$64,371,953	$244,845,343

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

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is used, in the first step, the fair value for each reporting unit is compared to its book value, including goodwill. In the case that the fair value is less than the book value, a second step is performed which compares the implied fair value of goodwill to the book value of goodwill. The fair value for the goodwill is determined based on the difference between the fair value of the reporting unit and the net fair values of the identifiable assets and liabilities. If the implied fair value of the goodwill is less than the book value of the goodwill, the difference is recognized as an impairment.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

No impairment was identified in the most recent annual impairment test performed as of October 1, 2014, and no events have occurred since that date which would more likely than not result in an impairment. The Company reviews for potential impairment indicators each reporting period and does not believe that goodwill is impaired as of September 30, 2015.

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

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014	Weighted Average Life
Customer lists	$74,207,075	$75,113,728	13.6
Noncompete agreements	994,254	1,077,349	4.0
Trade names	3,245,162	3,467,655	12.5
Patents	56,896	56,896	9.0
	78,503,387	79,715,628
Less accumulated amortization	(38,815,930)	(34,796,055)
Intangible assets, net	$39,687,457	$44,919,573

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

Amortization expense related to these intangible assets was $1.5 million and $1.9 million for the three months ended September 30, 2015 and 2014, respectively, and $4.4 million and $5.5 million for the nine months ended September 30, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter is as follows:

Remainder of 2015	$1,488,663
2016	5,631,534
2017	5,184,220
2018	4,685,920
2019	4,381,527
Thereafter	18,315,593
$39,687,457

5. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was 44.6% and 26.0% for the three months ended September 30, 2015 and 2014, respectively, and 44.0% and 27.6% for the nine months ended September 30, 2015 and 2014, respectively. The

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 41.4% and 32.7% for the three months ended September 30, 2015 and 2014, respectively, and 39.2% and 30.7% for the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rates in 2015 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the expiration of the federal research and development tax credit at the end of 2014.

6. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended September 30, 2015 and 2014, an aggregate of 3,983,261 and 2,078,808 options and restricted common shares, respectively, and during the nine months ended September 30, 2015 and 2014, an aggregate of 4,057,813 and 2,462,749, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three and nine months ended September 30, 2015and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Numerator:
Net income	$4,983,236	$5,113,671	$7,553,117	$7,008,450

Denominator:
Weighted-average shares outstanding – basic	52,972,500	52,655,284	52,759,404	51,974,408
Effect of dilutive securities:
Employee and director stock options and restricted common shares	375,876	1,087,188	697,568	807,443
Weighted-average shares outstanding – diluted	53,348,376	53,742,472	53,456,972	52,781,851

Basic earnings per share	$0.09	$0.10	$0.14	$0.13
Diluted earnings per share	$0.09	$0.10	$0.14	$0.13

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

7. Accumulated Other Comprehensive Income (Loss)

The table below presents changes in the components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
	Foreign currency	Foreign currency
Balance, beginning of period	$(9,744,881)	$3,600,618
Other comprehensive (loss) income before reclassifications	(1,865,167)	(4,588,285)
Net current-period other comprehensive (loss) income	(1,865,167)	(4,588,285)
Balance, end of period	$(11,610,048)	$(987,667)

	Nine Months Ended September 30,
	2015	2014
	Foreign currency	Foreign currency
Balance, beginning of period	$(5,401,135)	$2,777,000
Other comprehensive loss before reclassifications	(6,208,913)	(3,764,667)
Net current-period other comprehensive loss	(6,208,913)	(3,764,667)
Balance, end of period	$(11,610,048)	$(987,667)

8. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.3 million, respectively, and $1.4 million and $1.2 million during the nine months ended September 30, 2015 and 2014, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.3 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, and $0.5 million and $0.5 million, respectively, during the nine months ended September 30, 2015 and 2014. The net amount receivable from Arthur J. Gallagher & Co. at September 30, 2015 was $0.2 million.

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

The Company's potential contingent consideration payments relating to acquisitions are its only Level 3 liabilities as of September 30, 2015 and December 31, 2014. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

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

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2015 and December 31, 2014, respectively:

At September 30, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,284	$667,284	$—	$—
Liabilities:
Contingent consideration	$(24,262,861)	$—	$—	$(24,262,861)

At December 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667,127	$667,127	$—	$—
Liabilities:
Contingent consideration	$(32,582,574)	$—	$—	$(32,582,574)

(1)	Included in cash and cash equivalents on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2014	$(32,582,574)
Contingent consideration payments paid in cash	1,739,275
Contingent consideration payments paid in common stock	350,000
Change in fair value(1)	(1,690,743)
Reclassification to Due to seller	7,490,840
Foreign exchange impact(2)	430,341
Balance as of September 30, 2015	$(24,262,861)

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
Three and Nine Months Ended September 30, 2015

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

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million as payment security; the attachment order was confirmed in January 2014 and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014, the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Production Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of September 30, 2015, the Company had paid €5.8 million in fixed consideration and €7.1 million in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out period ending in 2015 is €34.5 million and the Company estimates that none of this amount will be earned and payable.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt, and he currently seeks damages of approximately €0.6 million. The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

In February 2014, shortly following the Company’s announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims and intend to vigorously defend the matter. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim. On September 30, 2015, the Court granted in part and denied in part the motion to dismiss, resulting in the dismissal with prejudice of all claims relating to the inside sales initiative. On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The demand letter has been forwarded to the Company’s Board of Directors for its review and handling. Any loss that the Company and individual defendants may incur as a result of these matters cannot be estimated.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarter ended September 30, 2015 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of September 30, 2015.

At September 30, 2015, the Company had $21.6 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of September 30, 2015.

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

During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015, the Company repurchased 763,787 shares of its common stock for an aggregate amount of $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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
Three and Nine Months Ended September 30, 2015

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

The table below presents financial information for the Company’s reportable operating segments and Other for the three and nine month periods noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Three Months Ended September 30, 2015:
Net revenue from third parties	$179,990	$25,710	$59,020	$—	$264,720
Net revenue from other segments	—	358	2,516	(2,874)	—
Total net revenues	179,990	26,069	61,536	(2,874)	264,720
Adjusted EBITDA (1)	18,053	2,288	3,591	(6,315)	17,617

Three Months Ended September 30, 2014:
Net revenue from third parties	$166,338	$24,622	$60,692	$—	$251,652
Net revenue from other segments	—	103	2	(105)	—
Total net revenues	166,338	24,725	60,694	(105)	251,652
Adjusted EBITDA (1)	14,149	1,464	2,564	(5,891)	12,286

	North America	Latin America	EMEA	Other	Total
Nine Months Ended September 30, 2015:
Net revenue from third parties	$519,727	$74,076	$165,240	$—	$759,043
Net revenue from other segments	—	1,302	7,026	(8,328)	—
Total net revenues	519,727	75,378	172,266	(8,328)	759,043
Adjusted EBITDA(1)	46,612	5,564	6,027	(20,997)	37,205

Nine Months Ended September 30, 2014:
Net revenue from third parties	$515,178	$77,522	$160,791	$—	$753,491
Net revenue from other segments	48	321	2,413	(2,782)	—
Total net revenues	515,226	77,843	163,204	(2,782)	753,491
Adjusted EBITDA(1)	40,866	4,194	5,331	(20,058)	30,333

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2015

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Adjusted EBITDA	$17,617	$12,286	$37,205	$30,333
Depreciation and amortization	(4,485)	(4,387)	(12,842)	(12,932)
Stock-based compensation expense	(1,227)	(1,375)	(4,854)	(4,023)
Change in fair value of contingent consideration	(701)	1,570	(1,691)	1,744
Restatement-related professional fees	—	—	—	(2,093)
Income from operations	11,204	8,094	17,818	13,028
Total other expense	(2,214)	(1,181)	(4,319)	(3,355)
Income before income taxes	$8,990	$6,913	$13,499	$9,674

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are a leading global marketing execution firm for Fortune 1000 brands across a wide range of industries. As a comprehensive outsourced enterprise solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and product packaging across every major market worldwide. The items we source are generally procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our technology and databases of product and supplier information are designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing materials supply chain to obtain favorable pricing while delivering high-quality products and services for our clients. Since 2002, we have expanded from a regional focus to a national and now global focus.

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

Through our network of more than 10,000 global suppliers, we offer a full range of manufacturing, fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

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

Our corporate headquarters are located in Chicago, Illinois. As of September 30, 2015 we operated in 67 global office locations in more than 30 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in Europe, the Middle East, Africa and Asia.

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

Several of our enterprise clients have outsourced substantially all of their recurring marketing execution needs to us. We provide marketing materials to our middle market clients on an order-by-order basis. During the nine months ended September 30, 2015, enterprise clients accounted for 83% of our revenue, while middle market clients accounted for 17% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of middle market clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our middle market clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our middle market clients. Our gross profit for the three months ended September 30, 2015 and 2014 was $63.6 million and $57.1 million, or 24.0% and 22.7% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 17.8% and 18.4% for the three months ended September 30, 2015 and 2014, respectively.

 We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $2.2 million as of September 30, 2015 from $3.0 million as of December 31, 2014.

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

Comparison of three months ended September 30, 2015 and 2014

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended September 30,
	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$179,990	68.0%	$166,338	66.1%
Latin America	25,710	9.7%	24,622	9.8%
EMEA	59,020	22.3%	60,692	24.1%
Net revenues from third parties	$264,720	100.0%	$251,652	100.0%

North America

North America revenue increased by $13.7 million, or 8.2%, from $166.3 million during the three months ended September 30, 2014 to $180.0 million during the three months ended September 30, 2015. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

Latin America

Latin America revenue increased by $1.1 million, or 4.4%, from $24.6 million during the three months ended September 30, 2014 to $25.7 million during the three months ended September 30, 2015. This increase is primarily driven by organic growth from new and existing customers, offset by the strengthening of the U.S. Dollar. On a constant currency basis, LATAM revenue increased by $10.1 million, or 40.8%.

EMEA

EMEA revenue decreased by $1.7 million, or 2.8%, from $60.7 million during the three months ended September 30, 2014 to $59.0 million during the three months ended September 30, 2015. This decrease is primarily driven by the strengthening of the U.S. Dollar. On a constant currency basis, EMEA revenue increased by approximately $8.4 million, or 13.8%, between the comparative periods, primarily due to organic enterprise growth from new and existing customers.

Cost of goods sold

Our cost of goods sold increased by $6.6 million, or 3.4%, from $194.6 million during the three months ended September 30, 2014 to $201.1 million during the three months ended September 30, 2015. The increase is a result of increased revenue during the three months ended September 30, 2015 as described above. Our cost of goods sold as a percentage of revenue was 76.0% and 77.3% during the three months ended September 30, 2015 and 2014, respectively.

Gross Profit

Our gross profit as a percentage of revenue, which we refer to as gross margin, was 24.0% and 22.7% during the three months ended September 30, 2015 and 2014, respectively. This increase is due to an attrition of lower gross margin middle market accounts, improving gross margins in the Latin America segment, as well as a shift in product mix to higher margin categories during the three months ended September 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.0 million, or 2.2%, from $46.2 million during the three months ended September 30, 2014 to $47.2 million during the three months ended September 30, 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 18.4% for the three months ended September 30, 2014 to 17.8% for the three months ended September 30, 2015. This decrease is primarily due to improved leverage of fixed costs from higher revenues.

Depreciation and amortization

Depreciation and amortization expense increased by $0.1 million, or 2.2%, from $4.4 million during the three months ended September 30, 2014 to $4.5 million during the three months ended September 30, 2015.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $2.3 million from income of $1.6 million during the three months ended September 30, 2014 to expense of $0.7 million during the three months ended September 30, 2015. This increase was primarily due to the reversal of certain contingent consideration liabilities during the three months ended September 30, 2014 which did not achieve their targets, resulting in income to the period.

Income from operations

Income from operations increased by $3.1 million, or 38.4%, from $8.1 million during the three months ended September 30, 2014 to $11.2 million during the three months ended September 30, 2015. As a percentage of revenue, income from operations was 4.2% and 3.2% during the three months ended September 30, 2015 and 2014, respectively. This increase is primarily attributable to the increase in gross margin discussed above, as well as the decrease in selling, general and administrative expenses as a percentage of revenue.

Other expense

Other expense increased by $1.0 million from $1.2 million during the three months ended September 30, 2014 to $2.2 million during the three months ended September 30, 2015. This increase is primarily driven by losses on foreign currency transactions in the EMEA and Latin America segments due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $2.2 million from $1.8 million during the three months ended September 30, 2014 to $4.0 million during the three months ended September 30, 2015. Our effective tax rate was 44.6% and 26.0% for the three months ended September 30, 2015 and 2014, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 41.4% and 32.7% in the three months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate in 2015 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the expiration of the federal research and development tax credit at the end of 2014.

Net income

Net income decreased by $0.1 million, or 2.6%, from $5.1 million during the three months ended September 30, 2014 to $5.0 million during the three months ended September 30, 2015, primarily due to increased income from operations, which was more than offset by increased other expense and a higher income tax expense discussed above. Net income as a percentage of revenue was 1.9% and 2.0% during the three months ended September 30, 2015 and 2014, respectively.

Comparison of nine months ended September 30, 2015 and 2014

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Nine Months Ended September 30,
	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$519,727	68.5%	$515,178	68.4%
Latin America	74,076	9.8%	77,522	10.3%
EMEA	165,240	21.8%	160,791	21.4%
Net revenues from third parties	$759,043	100%	$753,491	100%

North America

North America revenue increased by $4.5 million, or 0.9%, from $515.2 million million during the nine months ended September 30, 2014 to $519.7 million during the nine months ended September 30, 2015. This increase was primarily driven by organic growth from new enterprise accounts added during the last 12 to 18 months, offset by a reduction in our middle market client activity in the nine months ended September 30, 2015.

Latin America

Latin America revenue decreased by $3.4 million, or 4.4%, from $77.5 million during the nine months ended September 30, 2014 to $74.1 million during the nine months ended September 30, 2015. This decrease is primarily driven by the strengthening of the U.S. Dollar. On a constant currency basis, Latin America revenue increased by approximately $14.9 million, or 19.2%, primarily due to organic growth from new and existing customers.

EMEA

EMEA revenue increased by $4.4 million, or 2.8%, from $160.8 million during the nine months ended September 30, 2014 to $165.2 million during the nine months ended September 30, 2015. EMEA revenue growth was also impacted by the strengthening of the U.S. Dollar. On a constant currency basis, EMEA revenue increased by approximately $37.5 million, or 23.3%, between the comparative periods, primarily due to organic enterprise growth from new and existing customers.

Cost of goods sold

Our cost of goods sold decreased by $1.5 million, or 0.3%, from $582.9 million during the nine months ended September 30, 2014 to $581.4 million during the nine months ended September 30, 2015. Our cost of goods sold as a percentage of revenue was 76.6% and 77.4% during the nine months ended September 30, 2015 and 2014, respectively.

Gross Profit

Our gross margin was 23.4% and 22.6% during the nine months ended September 30, 2015 and 2014, respectively. This increase is due to an attrition of lower gross margin middle market accounts, improving gross margins in the Latin America segment, as well as a shift in product mix to higher margin categories during the nine months ended September 30, 2015.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.1 million, or 0.7%, from $146.4 million during the nine months ended September 30, 2014 to $145.3 million during the nine months ended September 30, 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 19.4% for the nine months ended September 30, 2014 to 19.1% for the nine months ended September 30, 2015. The decrease in selling, general and administrative expenses is primarily due to $2.1 million of restatement-related professional fees incurred during the nine months ended September 30, 2014 related to Productions Graphics. Excluding restatement-related professional fees, selling general and administrative expenses as a percentage of revenue was 19.1% and 19.2% for the nine months ended September 30, 2015 and 2014, respectively. This decrease is primarily due to improved leverage of fixed costs from higher revenues.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.1 million, or 0.7%, from $12.9 million during the nine months ended September 30, 2014 to $12.8 million during the nine months ended September 30, 2015.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $3.4 million from income of $1.7 million during the nine months ended September 30, 2014 to expense of $1.7 million during the nine months ended September 30, 2015. This increase was primarily due to the reversal of certain contingent consideration liabilities during the nine months ended September 30, 2014 which did not achieve their targets, resulting in income to the period.

Income from operations

Income from operations increased by $4.8 million from $13.0 million during the nine months ended September 30, 2014 to $17.8 million during the nine months ended September 30, 2015. As a percentage of revenue, income from operations was 2.3% and 1.7% during the nine months ended September 30, 2015 and 2014, respectively. This increase is primarily attributable to the increase in gross margin, decrease in selling, general and administrative expenses, including restatement-related professional fees, offset by the increase in expense from the change in fair value of contingent consideration discussed above.

Other expense

Other expense increased by $1.0 million, or 28.8%, from $3.4 million for the nine months ended September 30, 2014 to $4.3 million during the nine months ended September 30, 2015. This increase is primarily driven by losses on foreign currency transactions in the EMEA and Latin America segments due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $3.2 million, or 123.1%, from $2.7 million for the nine months ended September 30, 2014 to $5.9 million the nine months ended September 30, 2015. Our effective tax rate was 44.0% and 27.6% for the nine months ended September 30, 2015 and 2014, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. Excluding the impact of these transactions in each period, the effective tax rate was 39.2% and 30.7% in the nine months ended September 30, 2015 and 2014, respectively. The increase in the effective tax rate in 2015 excluding the effect of contingent consideration is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the expiration of the federal research and development tax credit at the end of 2014.

Net income

Net income increased by $0.6 million from $7.0 million during the nine months ended September 30, 2014 to $7.6 million during the nine months ended September 30, 2015. Net income as a percentage of revenue increased from 0.9% during the nine months ended September 30, 2014 to 1.0% during the nine months ended September 30, 2015. This increase is primarily attributable to the increase in gross margin, decrease in selling, general and administrative expense including restatement-related professional fees, offset by the increase in expense from the change in fair value of contingent consideration and the increase in the effective tax rate, discussed above.

Liquidity and Capital Resources

At September 30, 2015, we had $12.6 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2015 was $7.3 million and consisted of net income of $7.6 million and $21.4 million of non-cash items, offset by $36.2 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $17.6 million, an increase in inventory of $13.1 million, and an increase in prepaid expenses and other assets of $13.4 million, offset by an increase in accounts payable of $4.5 million and an increase in accrued expenses and other liabilities of $3.5 million .

Cash used in operating activities for the nine months ended September 30, 2014 was $16.0 million and consisted of net income of $7.0 million and $17.4 million of non-cash items, offset by $40.4 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $18.1 million, an increase in inventories of $14.7 million, and an increase in prepaid expenses and other assets of $11.6 million, offset by an increase in accrued expenses and other liabilities of $7.4 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2015 of $12.1 million was entirely attributable to capital expenditures.

Cash used in investing activities for the nine months ended September 30, 2014 of $11.5 million was primarily attributable to capital expenditures of $10.9 million.

Financing Activities.   Cash provided by financing activities for the nine months ended September 30, 2015 of $10.3 million was primarily attributable to net borrowings under the revolving credit facility of $23.5 million, offset by payments of contingent consideration of $8.0 million and repurchases of common stock of $4.9 million.

Cash provided by financing activities for the nine months ended September 30, 2014 of $31.7 million was primarily attributable to net borrowings under the revolving credit facility of $34.5 million and $2.7 million of net short-term secured borrowings, offset by payments of contingent consideration of $5.8 million.

Share Repurchase Program

In February 2015, we announced that our Board of Directors authorized a share repurchase program. Under the program, we are authorized to repurchase up to $20.0 million of our outstanding common stock over the course of two years. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. This share repurchase program gives us the option to capitalize on opportunities provided by the market to create additional shareholder value, while maintaining the flexibility to invest in our growth.

During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015, we repurchased 763,787 shares of our common stock for $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.25 to 1.0 for the quarter ended September 30, 2015 and 3.00 to 1.0 for each period thereafter. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We were in compliance with all debt covenants as of September 30, 2015.

At September 30, 2015, we had $21.6 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

In addition, we will continue to utilize cash, in part, to fund acquisitions and expand our operations. We believe that our available cash and cash equivalents and the availability under our revolving credit facility will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $9.4 million and $17.5 million of foreign cash and cash equivalents as of September 30, 2015 and December 31, 2014, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Obligations

We do not have any material off-balance sheet arrangements.

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

Critical Accounting Policies and Estimates

As of September 30, 2015, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2015 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso, and Chilean peso, which exposes us to foreign currency risk. For the three months ended September 30, 2015, we derived approximately 32.2% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 10 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. During the three months ended September 30, 2015, we did not repurchase any shares of our common stock under our share repurchase program.

The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2015.

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/15-7/31/15	—	$—	—	2,013,709
8/1/15-8/31/15	2,465	7.62	—	2,080,278
9/1/15-9/30/15	18,220	6.61	—	2,416,451
Total	20,685	$6.73	—

(1)	Includes 20,685 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

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

INNERWORKINGS, INC.

Date: November 6, 2015	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 6, 2015	By:	/s/ Jeffrey P. Pritchett
Jeffrey P. Pritchett
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