Form 10-K/A
period 2014-12-31
INNERWORKINGS INC
filed 2016-03-10
CIK 1350381

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the InnnerWorkings, Inc. Proxy Statement for the 2015 Annual Meeting of Stockholders (the “Proxy Statement”) are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

InnerWorkings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2015 (the “Original Form 10-K”), in response to a comment received from the SEC requesting that the Company’s independent registered public accounting firm update its report to include an opinion regarding the Company’s financial statement schedule.

In response to the SEC’s comment, this Form 10-K/A sets forth the complete text of Item 8 of Part II of the Original Form 10-K, which has been updated solely to add the following language to the report of our independent registered public accounting firm: “In our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.”

Other than the update discussed above, this Form 10-K/A speaks as of the original filing date of the Original Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements and all other sections of this Form 10-K/A that were not amended, which should be read in their historical context.

PART II

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

INNERWORKINGS, INC.
March 10, 2016
	By:	/ S / Eric D. Belcher
Eric D. Belcher
Title: Chief Executive Officer and President

EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 13, 2014.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

10.10	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto. (7)

10.11	First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party hereto. (8)

10.12	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent. (9)

Exhibit No.	Description
10.13	Employment Agreement entered into as of September 6, 2011 by and between InnerWorkings, Inc. and John Eisel.(9)†

21.1	Subsidiaries of InnerWorkings, Inc.(10)

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to 2014 Proxy Statement on Schedule 14A filed on April 24, 2014.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(10)	Incorporated by reference to Annual Report on Form 10-K filed on March 6, 2015.
†	Management contract or compensatory plan or arrangement of the Company.

