Form 10-K
period 2015-12-31
INNERWORKINGS INC
filed 2016-03-10
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30, 2015, the last business day of the registrant’s most recent completed second quarter, was $293,538,423 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of February 25, 2016, the registrant had 54,147,780 shares of common stock, par value $0.0001 per share, outstanding which includes 1,048,682 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 31, 2015. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our technology and databases of product and supplier information are designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing materials supply chain to obtain favorable pricing while delivering high-quality products and services for our clients.

Our proprietary software applications and databases create a fully-integrated solution that stores, analyzes and tracks the production capabilities of our supplier network, as well as detailed pricing data. As a result, we believe we have one of the largest independent repositories of supplier capabilities and pricing data for suppliers of marketing materials around the world. We leverage our supplier capabilities and pricing data to match our orders with suppliers that are optimally suited to meet the client’s needs at a highly competitive price.

Through our network of more than 9,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2015, we served approximately 300 enterprise clients. We have increased our annual revenue from $5.0 million in 2002 to $1.0 billion in 2015, representing a compound annual growth rate of 50.6%.

As of December 31, 2015, we operated in 67 global office locations. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA. The North America segment includes operations in the United States and Canada; the Latin America segment includes operations in Mexico, South America and Central America; and the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Industry Overview

Our business of providing marketing execution solutions primarily includes the procurement of marketing materials, branded merchandise, product packaging and retail displays. Based on external sources, including Smithers Pira, we estimate the global market for marketing materials, product packaging and retail displays, in aggregate, to be approximately $600 billion annually.

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

To become more competitive, many large corporations seek to focus on their core competencies and outsource non-core business functions, which typically include marketing execution. According to a recent report issued by Everest Group, the global business process outsourcing market for managed procurement is more than $250 billion and growing at about 12% annually.

We seek to capitalize on the trends impacting the marketing supply chain and the movement towards outsourcing of non-core business functions by leveraging our propriety technology, deep domain expertise, extensive supplier network and purchasing power.

Our Solution

Utilizing our proprietary technology and data, we provide our clients a global solution to procure and deliver marketing materials at favorable prices. Our network of more than 9,000 global suppliers offers a wide variety of products and a full range of print, fulfillment and logistics services.

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

Our proprietary technology and data streamline the procurement process for our clients by eliminating inefficiencies within the traditional marketing supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring marketing materials, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires that dedicated and experienced personnel work closely with both clients and suppliers. Our account executives and production managers perform that critical function.

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

Each client is assigned an account executive and one or more production managers, who develop contacts with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2015, we had over 650 production managers, including over 300 production managers working on-site at our clients. Although our clients fall into two categories, enterprise and transactional, the production process for each client category is substantially similar.

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

We believe our proprietary technology allows us to procure marketing materials more efficiently than traditional manual or semi-automated systems used by many manufacturers in the marketplace. Our technology includes the following features:

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

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable, and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the year ended December 31, 2015, we served approximately 300 enterprise clients through approximately 9,000 suppliers. For the years ended December 31, 2015, 2014 and 2013, our largest customer accounted for 5%, 6% and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 27%, 28% and 30% of our revenue in 2015, 2014 and 2013, respectively.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their marketing materials, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2015, 2014 and 2013, enterprise clients accounted for 85%, 79% and 77% of our revenue, respectively. We provide marketing materials to our transactional clients on an order-by-order basis. For the years ended December 31, 2015, 2014 and 2013, transactional clients accounted for 15%, 21% and 23% of our revenue, respectively.

Our Products and Services

We offer a full range of solutions to support the marketing execution needs of our clients. Our outsourced print management solution encompasses the design, sourcing and delivery of printed marketing materials such as direct mail, in-store signage and marketing collateral. We provide a similar outsourced solution for the design, sourcing, and delivery of other categories in the marketing supply chain, such as branded merchandise and product packaging. We also assist clients with the management of events and promotions spending and related procurement needs. Our retail environments solution involves the design, sourcing, and installation of point of sale displays, permanent retail fixtures, and overall store design. We also offer on-site outsourced creative studio services, as well as on-demand creative services.

We offer comprehensive fulfillment and logistics services, such as kitting and assembly inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development, and pre-media services, such as image and print-ready page processing and proofing capabilities. Our e-commerce and online collaboration technology empowers our clients with branded self-service ecommerce websites that prompt quick and easy online ordering, fulfillment, tracking and reporting.

We generally agree to provide our clients with products that conform to the industry standard of a “commercially reasonable quality” and our suppliers in turn agree to provide us with products of the same quality. The contracts we execute with our clients typically include customary provisions that limit the amount of our liability for product defects. To date, we have not experienced significant claims or liabilities relating to defective products.

Our Supplier Network

Our global network of more than 9,000 suppliers includes graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms, fulfillment and distribution centers and manufacturers of displays and promotional items.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality, delivery and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2015, our top ten suppliers accounted for approximately 10% of our cost of goods sold, and no supplier accounted for more than 2% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our account executives sell our marketing execution solutions to corporate clients. As of December 31, 2015, we had approximately 400 account executives. Our agreements with our account executives require them to market and sell our solutions on an exclusive basis and contain non-competition and non-solicitation provisions that apply during and for a specified period after the term of their service.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of experienced sales representatives globally and we believe that we will be able to identify additional qualified account executives from this pool of individuals. We also expect to augment our sales force through selective acquisitions of other businesses that offer marketing execution services, including brokers that employ experienced sales personnel with established client relationships.

We believe that we offer account executives an attractive opportunity because they can utilize our vast supplier network, proprietary pricing data and customized order management solution to sell to our clients virtually any type of marketing materials at a highly competitive price. In addition, the diverse production and service capabilities of the suppliers in our network provide our account executives the opportunity to deliver a more complete product and service offering to our clients. We believe we can better attract and retain experienced account executives than our competitors because of the breadth of products offered by our supplier network.

To date, we have been successful in attracting and retaining qualified account executives. The integration process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our intranet.

Competition

Our marketing execution solutions compete with in-house procurement departments in large marketing intensive companies and with companies in several manufacturing industries, including design, graphics art and digital imaging and fulfillment and logistics. As a result, we compete on some level with virtually every company that is involved in printing, from graphic designers to pre-press firms and fulfillment companies.

Our primary competitors are manufacturers that employ traditional methods of marketing and selling their printed materials. The manufacturers with which we compete generally own and operate their own manufacturing equipment and typically serve clients only within the specific product categories that their equipment produces.

We also compete with manufacturing management firms and brokers. These competitors generally do not own or operate printing equipment, and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, LogicSource and HH Global, offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in marketing materials procurement are price, product quality, customer service and reliability. Although we believe our business delivers products and services on competitive terms, our business and the marketing execution industry are relatively new and are evolving rapidly. The individuals responsible for purchasing marketing materials at our prospective clients may prefer to utilize the traditional services offered by the manufacturers with whom we compete. Alternatively, some of these manufacturers may elect to compete with us directly by offering procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

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

Employees

As of December 31, 2015, we had approximately 1,600 employees and independent contractors in more than 39 countries.  We consider our employee relations to be strong.

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

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “forward-looking statements” on page four of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business

Competition could substantially impair our business and our operating results

We compete with companies in the manufacturing of marketing related products, including printed materials, in-store displays, packaging materials, graphics art and digital imaging and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are manufacturers that employ traditional methods of marketing and selling their marketing materials. Many of these manufacturers, such as Quad/Graphics and R.R. Donnelley, have larger client bases and significantly more resources than we do. Buyers may prefer to utilize the traditional services offered by the manufacturers with whom we compete. Alternatively, some of these manufacturers may elect to offer outsourced print procurement services or enterprise software applications, and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of management firms and brokers. Several of these competitors, such as Williams Lea, LogicSource and HH Global, offer outsourced procurement services or enterprise software applications for the marketing industry. These competitors, or new competitors that enter the market, may also offer procurement services similar to and competitive with, or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable industry experience. If our competitors are able to offer comparable services, we could lose clients, and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business and our operating results.

If our services do not achieve widespread commercial acceptance, our business will suffer.

Most companies currently coordinate the procurement and management of their print orders with their own employees using a combination of telephone, facsimile, e-mail, their own technology platforms and the Internet. Growth in the demand for our services depends on the adoption of our outsourcing model for marketing related procurement services. We may not be able to persuade prospective clients to change their traditional procurement processes. Our business could suffer if our services are not accepted or are not perceived by the marketplace to be effective or valuable.

If our suppliers do not meet our needs or expectations, or those of our clients, our business would suffer.

The success of our business depends to a large extent on our relationships with our clients and our reputation for high quality marketing materials and marketing execution services. We do not own manufacturing equipment. Instead, we rely on third-party suppliers to deliver the products and services that we provide to our clients. As a result, we do not directly control the products manufactured or the services provided by our suppliers. If our suppliers do not meet our needs or expectations, or those of our clients, our professional reputation may be damaged, our business would be harmed and we could be subject to legal liability.

A significant portion of our revenue is derived from a relatively limited number of large clients and any loss of, or decrease in sales to, these clients could harm our results of operations.

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 27%, 28% and 30% of our revenue during the years ended December 31, 2015, 2014 and 2013, respectively.

Our largest client accounted for 5%, 6% and 5% of our revenue in 2015, 2014 and 2013, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

A significant decrease in the number of our suppliers could adversely affect our business.

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

Aggregate revenue from our Latin America and EMEA segments represented 31%, 31% and 26% of total revenue for the years ended December 31, 2015, 2014 and 2013, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions;

•	changes in and compliance with international and domestic laws and regulations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters;

•	compliance with and changes in tariffs, trade restrictions, trade agreements and taxation;

•	difficulties in managing or overseeing foreign operations;

•	limitations on the repatriation of funds because of foreign exchange controls;

•	political and economic corruption;

•	less developed and less predictable legal systems than those in the United States; and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

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

As part of our growth strategy, we seek to attract new enterprise clients and expand relationships with existing enterprise and transactional clients. If we are unable to attract new enterprise clients or expand our relationships with our existing enterprise and transactional clients, our ability to grow our business will be hindered.

Most of our clients may terminate their relationships with us on short notice and with no penalties or limited penalties.

Our transactional clients, which accounted for approximately 15%, 21% and 23% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 85%, 79% and 77% of our revenue for the years ended December 31, 2015, 2014 and 2013, respectively, that are generally for three to five year terms. Most of these contracts, however, permit the clients to terminate our engagements upon prior notice ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or procurement strategy. If a significant number of our transactional or enterprise clients elect to terminate or not to renew their engagements with us, or if the volume of their orders decreases, our business, operating results and financial condition could suffer.

We may not be able to develop or implement new systems, procedures and controls that are required to support the continued growth in our operations.

Our revenue increased from $5.0 million in 2002 to $1.0 billion in 2015, representing a compound annual growth rate of 50.6%. Between January 1, 2002 and December 31, 2015, the number of our employees and independent contractors increased from 21 to approximately 1,600. Continued growth could place a significant strain on our ability to:

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

In this Annual Report on Form 10-K, we reported that our internal control over financial reporting were effective as of December 31, 2015. See “Item 9A. Controls and Procedures.”

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

We rely heavily on our proprietary technology to procure marketing materials for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of buyers or the trends in the marketing materials industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

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

Our future success will depend to a significant extent on the continued services of Eric D. Belcher, our Chief Executive Officer, Jeffrey P. Pritchett, our Chief Financial Officer, Robert Burkart, our Chief Information Officer, and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

Our business relies on a constant supply of various raw materials, including paper and ink. Prices within the print industry are directly affected by the cost of paper, which is purchased in a price sensitive market that has historically exhibited price and demand cyclicality. Prices are also affected by the cost of ink. Our profit margin and profitability are largely a function of the rates that our suppliers charge us compared to the rates that we charge our clients. If our suppliers increase the price of our orders, and we are not able to find suitable or alternative suppliers, our profit margin may decline.

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

We take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2015, 2014 and 2013, our revenue was $1,029.4 million, $1,000.1 million and $891.0 million, respectively, and our top ten clients accounted for 27%, 28% and 30%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2015, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier and our receipt of payment from our clients varies with each job and client. In addition, a significant percentage of our revenue is subject to the discretion of our enterprise and transactional clients, who may stop using our services at any time, subject, in the case of most of our enterprise clients, to advance notice requirements. Therefore, the number, size and profitability of jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to significant variations in the market price of our stock. The factors that are likely to cause these variations include:

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

As of December 31, 2015, our executive officers, directors and stockholders of more than 10% of our common stock beneficially owned or controlled approximately 29.9% of our common stock. If these stockholders choose to act together, they may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 24 other office locations in the United States and 42 office locations in 39 other countries around the world. These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, France, Switzerland, Denmark, Czech Republic, Germany, Ireland, Russia, China, Hong Kong, Australia and various other countries, and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2015 to November 21, 2021.

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

	High	Low
2015
First Quarter	$7.86	$4.94
Second Quarter	$7.05	$5.95
Third Quarter	$8.10	$6.22
Fourth Quarter	$8.69	$6.21

2014
First Quarter	$8.62	$6.79
Second Quarter	$8.86	$6.90
Third Quarter	$8.96	$7.80
Fourth Quarter	$9.44	$6.56

Holders

As of March 10, 2016, there were 34 holders of record of our common stock. The holders of our common stock are entitled to one vote per share.

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

Recent Sales of Unregistered Securities

On October 5, 2015, we issued 182,960 unregistered shares of our common stock to the sellers of Xpando Media (Ireland) Limited, a private limited company incorporated in Ireland (“Xpando”). The shares were issued as partial consideration in connection with the acquisition of Xpando in 2013.

On June 10, 2015, we issued 55,293 unregistered shares of our common stock to the sellers of Idea Media Services, LLC, an Illinois limited liability company (“Idea Media”). The shares were issued as partial consideration in connection with the acquisition of Idea Media in 2012.

All such shares of common stock were issued in reliance upon the exemption from registration provided by Section 4a(2) of the Securities Act, as the shares were issued to the owners of a business acquired in a privately negotiated transaction not involving a public offering or solicitation.

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

During the three months ended December 31, 2015, we did not repurchase any of our common stock under our share repurchase program and purchased a small number of shares delivered by employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock. The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2015 (in thousands, except per share amounts):

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/1/15-10/31/15	—	$—	—	2,019
11/1/15-11/30/15	3	7.93	—	1,764
12/1/15-12/31/15	—	—	—	2,014
Total	3	$7.93	—

(1)	Includes 2,968 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

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

The following graph assumes $100 was invested on December 31, 2010 in the common stock of the Company, and each of the following indices and assumes reinvestment of any dividends.  The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec 31, 2010	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015
INWK	$100	$142	$210	$119	$119	$115
NASDAQ Market Index	$100	$98	$114	$157	$179	$189
Dow Jones Business Support Services Index	$100	$104	$130	$173	$178	$196

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$1,029,353	$1,000,133	$890,960	$789,585	$632,314
Cost of goods sold	789,159	770,674	688,934	612,026	484,932
Gross profit	240,194	229,459	202,026	177,559	147,382
Selling, general and administrative expenses	196,194	195,006	183,444	146,124	115,818
Depreciation and amortization	17,472	17,723	13,664	10,790	10,172
Change in fair value of contingent consideration	(270)	(37,873)	(31,331)	(27,689)	(1,702)
Preference claim settlement charge	—	—	—	1,099	950
VAT settlement charge	—	—	—	1,485	—
Goodwill impairment charge	37,539	—	37,908	—	—
Intangible asset impairment charges	202	2,710	—	—	—
Restructuring and other charges	1,053	—	4,322	—	—
Income (loss) from operations	(11,996)	51,893	(5,981)	45,750	22,144
Gain on sale of investments	—	—	—	1,196	3,948
Interest income	69	57	76	66	182
Interest expense	(4,612)	(4,428)	(2,954)	(2,438)	(2,251)
Other, net	(3,135)	(747)	(357)	94	—
Total other income (expense)	(7,678)	(5,118)	(3,235)	(1,082)	1,879
Income (loss) before income taxes	(19,673)	46,775	(9,216)	44,668	24,023
Income tax expense (benefit)	12,665	2,313	(556)	5,874	7,407
Net income (loss)	$(32,338)	$44,462	$(8,660)	$38,794	$16,616
Net income (loss) per share of common stock:
Basic	$(0.61)	$0.85	$(0.17)	$0.79	$0.36
Diluted	$(0.61)	$0.84	$(0.17)	$0.76	$0.34
Shares used in per share calculations:
Basic	52,791	52,096	50,875	48,811	46,428
Diluted	52,791	53,104	50,875	51,240	48,818

Consolidated balance sheet data:
Cash and cash equivalents	$30,755	$22,578	$18,606	$17,219	$13,219
Working capital(1)	85,873	95,160	57,766	84,489	65,815
Total assets	608,467	631,250	614,667	514,780	457,653
Revolving credit facility(2)	99,258	104,539	69,000	65,000	60,000
Capital leases	—	—	—	—	65
Total stockholders’ equity	258,027	296,147	245,442	242,952	181,725

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.

(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014 to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those in the Fortune 1000 brands, across a wide range of industries. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network, substantial procurement data, buying power and deep domain expertise to design, procure and execute branded marketing and promotional materials, signage and displays, retail experiences, events and promotions, creative services and product packaging across every major market worldwide. The items we source are generally procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our solution is designed to deliver substantial savings, shorter lead times, greater brand consistency, and more control and transparency across the marketing supply chain while delivering high-quality products and services for our clients.

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

Through our network of more than 9,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing products from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis.

As of December 31, 2015, we had approximately 1,600 employees and independent contractors in more than 39 countries. We organize our operations into three segments based on geographic regions: North America, Latin America and EMEA.   In 2015, we generated global revenue from third parties of $708.5 million in the North America segment, $95.9 million in the Latin America segment and $224.9 million in the EMEA segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $1,029.4 million, $1,000.1 million and $891.0 million in 2015, 2014 and 2013, respectively, reflecting growth rates of 2.9% and 12.3% in 2015 and 2014, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and tranactional. Enterprise clients usually order marketing materials in higher dollar amounts and volume than our transactional clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of marketing materials on a recurring basis; if the client has signed an open-ended purchase order, or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of marketing materials on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their marketing products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring marketing materials needs to us. We provide marketing materials to our transactional clients on an order-by-order basis. For the years ended December 31, 2015, 2014 and 2013, enterprise clients accounted for 85%, 79% and 77% of our revenue, respectively, while transactional clients accounted for 15%, 21% and 23% of our revenue, respectively.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of transactional clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins typically realized in our transactional business. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our transactional business on an operating profit basis because the commission expense associated with enterprise clients is generally lower.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross margins on our enterprise clients are typically lower than our gross margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for years ended December 31, 2015, 2014 and 2013 was $240.2 million, $229.5 million and $202.0 million, or 23.3%, 22.9% and 22.7% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses, and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.1%, 19.5% and 20.6% in 2015, 2014 and 2013, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $0.9 million as of December 31, 2015 from $3.0 million as of December 31, 2014.

We agree to provide our clients with marketing materials that conform to the industry standard of a “commercially reasonable quality,” and our suppliers in turn agree to provide us with products of the same quality. In addition, the quotes we execute with our clients include customary industry terms and conditions that limit the amount of our liability for product defects. Product defects have not had a material adverse effect on our results of operations to date.

We are required to make payment to our suppliers for completed jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $1.9 million, $2.0 million and $1.3 million in 2015, 2014 and 2013, respectively.

Our income (loss) from operations for 2015, 2014 and 2013 was $(12.0) million, $51.9 million and $(6.0) million, respectively.

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

We recognize revenue for creative and other services provided to our customers which may be delivered in conjunction with the procurement of manufactured materials at the time when delivery and customer acceptance occur and all other revenue recognition criteria are met. We recognize revenue for creative and other services provided on a stand-alone basis upon completion of the service. Service revenue has not been material to our overall revenue to date.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management individually reviews all accounts receivable balances and, based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivable. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2015. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

We define our three reporting units as North America, Latin America and EMEA. At October 1, 2015, we elected to perform the quantitative impairment test for each of our three reporting units. In performing this test, we determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. In the fourth quarter of 2015, we determined that our goodwill was impaired and recorded a non-cash, goodwill impairment charge of $37.5 million at the EMEA reporting unit as a result of the test. For additional information related to the goodwill impairment, see the discussion of our results of operations below.

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

Other Intangible Assets

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

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompetion agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompetion agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2015, the net balance of our intangible assets was $37.7 million.

In the fourth quarter of 2015, we recorded a non-cash, intangible asset impairment charge of $0.2 million. For additional information related to the intangible asset impairment, see the discussion of our results of operations below.

Contingent Purchase Consideration

In connection with certain of our business acquisitions accounted for under ASC 805, contingent purchase consideration is payable in cash or shares of our stock upon the achievement of certain performance measures over future periods. For these acquisitions, we have estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. We have recorded $22.2 million and $32.6 million in contingent purchase consideration obligations at December 31, 2015 and 2014, respectively. Changes in estimated fair value of the contingent purchase consideration obligations are recorded in our results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price for restricted shares. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. This valuation model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the our stock over the expected life and the expected dividend yield. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

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

We recorded $5.9 million, $5.4 million and $4.7 million in compensation expense related to stock-based compensation, for the years ended December 31, 2015, 2014 and 2013, respectively.

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

As a result of certain realization requirements of ASC 718, we have not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2015, we have $13.8 million and $11.3 million in federal and state tax deductions, respectively, related to stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), (“ASU 2015-17”), which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We evaluated the impact of adopting the new start on our consolidated financial statements and decided to apply the changes prospectively. The adoption resulted in $1.9 million of net current deferred tax assets being reclassified to non-current in our consolidated balance sheets at December 31, 2015. Adoption had no impact on our results of operations.

In September 2015, the FASB issued Accounting Standards Update 2015-15, Business Combinations (Topic 805), (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The Company does not expect ASU 2015-16 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (Topic 835), ("ASU 2015-15"). ASU 2015-15 clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, (“ASU 2015-14”) which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of adopting these standards on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. We do not expect ASU 2015-11 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-5, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASU 2015-5”). This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. We do not expect ASU 2015-5 to have a material impact on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-3, Interest – Imputation of Interest (Subtopic 835-30), (“ASU 2015-3”), which simplifies the presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. We do not expect ASU 2015-3 to have a material impact on our consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-1, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), (“ASU 2015-1”). ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted provided that guidance is applied from the beginning of the fiscal period of adoption. Companies may also apply the amendments retrospectively to all prior periods presented in the financial statements. We do not expect ASU 2015-1 to have a material impact on our consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. We do not expect ASU 2015-1 to have a material impact on our consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-8”). ASU 2014-8 provides a narrower definition of discontinued operations than currently exists under GAAP. The standard requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. We adopted ASU 2014-8 on January 1, 2015, and it did not have an effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-2”). ASU 2016-2 is aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. We are currently evaluating the impact of ASU 2016-2 on our consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2015	2014	2013
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	76.7%	77.1%	77.3%
Gross profit	23.3%	22.9%	22.7%
Operating expenses:
Selling, general and administrative expenses	19.1%	19.5%	20.6%
Depreciation and amortization	1.7%	1.8%	1.5%
Change in fair value of contingent consideration	—%	(3.8)%	(3.5)%
Goodwill impairment charge	3.6%	—%	4.3%
Intangible asset impairment charges	—%	0.3%	—%
Restructuring and other charges	0.1%	—%	0.5%
Income (loss) from operations	(1.2)%	5.2%	(0.7)%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(0.4)%	(0.4)%	(0.4)%
Other, net	(0.3)%	(0.1)%	—%
Total other expense	(0.7)%	(0.5)%	(0.4)%
Income (loss) before taxes	(1.9)%	4.7%	(1.1)%
Income tax expense (benefit)	1.2%	0.2%	(0.1)%
Net income (loss)	(3.1)%	4.4%	(1.0)%

Comparison of years ended December 31, 2015, 2014 and 2013

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
North America	$708,532	68.8%	$688,942	68.9%	$657,989	73.8%
Latin America	95,939	9.3	99,734	10.0	88,016	9.9
EMEA	224,882	21.9	211,457	21.1	144,955	16.3
Net revenues from third parties	$1,029,353	100.0%	$1,000,133	100.0%	$890,960	100.0%

2015 compared to 2014. Our revenue increased by $29.3 million, or 2.9%, from $1,000.1 million in 2014 to $1,029.4 million in 2015.

North America

North America revenue increased by $19.6 million, or 2.8%, from $688.9 million in 2014 to $708.5 million in 2015. This increase was driven primarily by organic growth from new enterprise clients added during the last 12 to 24 months, partially offset by a reduction in our transactional client activity during the year ended December 31, 2015.

Latin America

Latin America revenue decreased by $3.8 million, or 3.8%, from $99.7 million in 2014 to $95.9 million in 2015. This decrease was driven primarily by the strengthening of the U.S. Dollar. Excluding foreign currency impacts, Latin America revenue increased by approximately $20.9 million, or 20.9%, primarily due to organic growth from new and existing enterprise customers.

EMEA

EMEA revenue increased by $13.4 million, or 6.3%, from $211.5 million in 2014 to $224.9 million in 2015. This increase was driven primarily by organic growth from new and existing enterprise customers. Excluding foreign currency impacts, EMEA revenue increased by approximately $51.4 million, or 24.3%.

2014 compared to 2013. Our revenue increased by $109.2 million, or 12.3%, from $891.0 million in 2013 to $1,000.1 million in 2014.

North America

North America revenue increased by $30.9 million, or 4.7%, from $658.0 million in 2013 to $688.9 million in 2014. This increase is driven primarily by organic new enterprise account growth.

Latin America

Latin America revenue increased by $11.7 million, or 13.1%, from $88.0 million in 2013 to $99.7 million in 2014. This decrease is driven primarily by organic new enterprise account growth and existing customer growth in the region, offset by foreign currency exchange rate impact of approximately $9.1 million. Excluding foreign currency impacts, Latin America revenue growth was $20.0 million, or 22.4%.

EMEA

EMEA revenue increased by $66.5 million, or 45.9%, from $145.0 million in 2013 to $211.5 million in 2014. This increase is driven primarily by a full year of revenue from 2013 acquisitions of $42.6 million and $29.0 million, or 20%, organic growth from new enterprise and growth with existing customers. The impact of foreign currency exchange rates was immaterial for the full year.

Cost of goods sold

2015 compared to 2014.  Our cost of goods sold increased by $18.5 million, or 2.4%, from $770.7 million in 2014 to $789.2 million in 2015. The increase is a result of higher revenue in 2015. Our cost of goods sold as a percentage of revenue was 76.7% in 2015 and 77.1% in 2014.

2014 compared to 2013.  Our cost of goods sold increased by $81.7 million, or 11.9%, from $688.9 million in 2013 to $770.7 million in 2014. The increase is a result of the revenue growth in 2014. Our cost of goods sold as a percentage of revenue was 77.1% in 2014 and 77.3% in 2013.

Gross Profit

2015 compared to 2014.  Our gross profit as a percentage of revenue, which we refer to as gross margin, was 23.3% in 2015 and 22.9% in 2014. This increase was primarily driven by favorable product category mix in 2015 compared to 2014.

2014 compared to 2013. Our gross margin increased from 22.7% in 2013 to 22.9% in 2014. This increase was primarily driven by favorable product category mix in 2014 compared to 2013.

Selling, general and administrative expenses

2015 compared to 2014. Selling, general and administrative expenses increased by $1.2 million, or 0.6%, from $195.0 million in 2014 to $196.2 million in 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 19.5% in 2014 to 19.1% in 2015. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.

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

Depreciation and amortization

2015 compared to 2014. Depreciation and amortization expense decreased by $0.2 million, or 1.4%, from $17.7 million in 2014 to $17.5 million in 2015. As a percentage of revenue, depreciation and amortization expense decreased from 1.8% in 2014 to 1.7% in 2015. This decrease is primarily driven by customer list amortization which follows the economic life method and generally declines over the life of the asset.

2014 compared to 2013. Depreciation and amortization expense increased by $4.0 million, or 29.7%, from $13.7 million in 2013 to $17.7 million in 2014. This increase is due to a full year of amortization of intangibles related to 2013 acquisitions as well as additional depreciation related to the Company’s global enterprise resource planning system for which implementation began in the third quarter of 2013. As a percentage of revenue, depreciation and amortization expense increased from 1.5% in 2013 to 1.8% in 2014.

Change in fair value of contingent consideration

2015 compared to 2014. Income from the change in fair value of contingent consideration decreased by $37.6 million, or 99.3%, from $37.9 million in 2014 to $0.3 million in 2015. The decrease was primarily attributable to adjustments made to the contingent consideration liabilities related to DB Studios and Productions Graphics in 2015.

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

Goodwill impairment charge

During the years ended December 31, 2015, 2014 and 2013, we recorded goodwill impairment charges of $37.5 million, $0.0 million and $37.9 million, respectively.

2015 Goodwill Impairment Charge

We performed our annual impairment test as of October 1, 2015. In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring us to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, we compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.5 million non-cash, goodwill impairment charge which was recognized in the fourth quarter of 2015. No tax benefit is recognized on the goodwill impairment. This charge had no impact on our cash flows or compliance with debt covenants.

2013 Goodwill Impairment Charge

In the third quarter of 2013, a change in our identified reporting units along with a decline in forecasted financial performance in fiscal year 2013 compelled management to perform an interim goodwill impairment test for its reporting units as of September 30, 2013. In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

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

Intangible asset impairment charges

  In the fourth quarter of 2015, we recognized a $0.2 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations within the EMEA segment. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of December 31, 2015.

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

Restructuring and asset write down charges

During the years ended December 31, 2015, 2014 and 2013, we recorded restructuring and other charges of $1.1 million, $0.0 million and $4.3 million, respectively.

During the fourth quarter of 2015, management approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions deemed unnecessary and result in annual profit improvement of approximately $5.0 to $6.0 million once fully implemented.

During the year ended December 31, 2015, the Company recognized $1.1 million in restructuring charges related to this plan of which $0.2 million, $0.1 million and $0.8 million related to the North America, Latin America and EMEA segments, respectively. This plan is expected to be completed during 2016.

No restructuring charges were incurred during 2014.

During the third quarter of 2013, we commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of the termination of 49 employees who were provided with severance benefits in accordance with benefit plans previously communicated to the affected employee group or in accordance with local employment laws. The restructuring charges consisted of approximately $0.4 million of cash payments to the terminated employees and $2.6 million of prepaid commission balances written off. Prepaid commission balances represent cash paid to our account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes SMB account executives, we included these balances as part of the severance paid to these individuals.

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

Income (loss) from operations

2015 compared to 2014.  Income (loss) from operations decreased by $63.9 million from $51.9 million in 2014 to $(12.0) million in 2015. This decrease was primarily attributable to a decrease in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2015, all of which are discussed above.

2014 compared to 2013.  Income (loss) from operations increased by $57.9 million from $(6.0) million in 2013 to $51.9 million in 2014. As a percentage of revenue, income (loss) from operations was 5.2% and (0.7)% in 2014 and 2013, respectively. This increase is primarily attributable to an increase in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2013 which are discussed above.

 Other income and expense

2015 compared to 2014. Other expense increased by $2.6 million from $5.1 million in 2014 to $7.7 million in 2015. This increase was primarily attributable to an increase in foreign exchange loss due to a charge of $1.5 million for the remeasurement of the Company's net assets in Venezuela.

2014 compared to 2013. Other expense increased by $1.9 million from $3.2 million in 2013 to $5.1 million in 2014. The increase is primarily attributable to an increase in interest expense of $1.5 million due to higher borrowing levels and a $0.4 million increase in foreign currency losses due to a decline in exchange rates for certain assets denominated in foreign currencies.

Provision for income taxes

2015 compared to 2014. Income tax expense increased by $10.4 million from tax expense of $2.3 million in 2014 to tax expense of $12.7 million in 2015. Our effective income tax rate was (64.4)% and 4.9% in 2015 and 2014, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates for 2015 and 2014 were affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. $0.3 million and $37.1 million for the years ended December 31, 2015 and 2014, respectively, was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. This decrease was offset by the $37.5 million goodwill impairment charge in 2015 since the goodwill was not deductible and the impairment does not result in a tax benefit.

Additionally, in the fourth quarter of 2015, we recognized a $4.7 million non-cash charge to record valuation allowances on deferred tax assets of certain foreign operations affected by the global realignment which have net operating loss carryforwards and other deferred tax assets for which it is considered more likely than not that those assets will not be realized. Excluding the impact of these and other discrete factors and events during 2015, our effective tax rate was 40.2%.

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

The effective tax rates for 2013 and 2014 were also affected by the fair value changes to contingent consideration and the goodwill impairment charge, as discussed above. For the years ended December 31, 2014 and 2013, $27.1 million and $37.1 million, respectively, was recognized as income from fair value changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. This 2013 decrease was offset by the $37.9 million goodwill impairment charge since the goodwill was not deductible and the impairment does not result in a tax benefit.

Net income (loss)

2015 compared to 2014.  Net income (loss) decreased by $76.8 million from $44.5 million in 2014 to $(32.3) million in 2015. Net income (loss) as a percentage of revenue was (3.1)% and 4.4% in 2015 and 2014, respectively. This decrease was primarily attributable to a decrease in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2015, all of which are discussed above.

2014 compared to 2013.  Net income (loss) increased by $53.1 million from $(8.7) million in 2013 to $44.5 million in 2014. Net income (loss) as a percentage of revenue was 4.4% and (1.0)% in 2014 and 2013, respectively. This increase is primarily attributable to an increase in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2013 which are discussed above.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and other amounts itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income (loss) is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Year ended December 31,
	2015	% of Total	2014	% of Total	2013	% of Total
	(dollars in thousands)
North America	$64,612	124.5%	$57,662	134.6%	$51,873	192.8%
Latin America	6,380	12.3	5,273	12.3	3,098	11.5
EMEA	8,655	16.7	5,893	13.8	764	2.8
Other(1)	(27,751)	(53.5)	(25,990)	(60.7)	(28,834)	(107.1)
Adjusted EBITDA	$51,896	100.0%	$42,838	100.0%	$26,901	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2015 compared to 2014.  Adjusted EBITDA increased by $9.1 million, or 21.1%, from $42.8 million in 2014 to $51.9 million in 2015. North America Adjusted EBITDA increased by $6.9 million, or 12.1%, from $57.7 million in 2014 to $64.6 million in 2015 due to increased revenue and gross profit from organic growth of new enterprise customers. Latin America Adjusted EBITDA increased by $1.1 million, or 21.0%, from $5.3 million in 2014 to $6.4 million in 2015 primarily due to organic growth of new enterprise customers. EMEA Adjusted EBITDA increased by $2.8 million from $5.9 million in 2014 to $8.7 million in 2015 primarily due to organic growth of new enterprise customers. Other Adjusted EBITDA decreased by $1.8 million, or 6.8%, from $(26.0) million in 2014 to $(27.8) million in 2015 due to cost management and productivity gains.

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

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the years presented (in thousands):

	Year ended December 31,
	2015	2014	2013
Net income (loss)	$(32,338)	$44,462	$(8,660)
Income tax expense (benefit)	12,665	2,313	(556)
Total other expense	7,678	5,118	3,235
Depreciation and amortization	17,472	17,723	13,664
Stock-based compensation expense	5,873	5,352	4,733
Change in fair value of contingent consideration	(270)	(37,873)	(31,331)
Goodwill impairment charge	37,539	—	37,908
Intangible asset impairment charges	202	2,710	—
Restructuring and other charges	1,053	—	4,322
Payments to former owner of Productions Graphics, net of cash recovered	—	—	2,625
Legal fees in connection with patent infringement	—	—	961
Restatement-related professional fees	—	2,093	—
Secured asset reserve(1)	2,022	940	—
Adjusted EBITDA	$51,896	$42,838	$26,901
(1) The Company accrued a reserve of $2.0 million and $0.9 million in 2015 and 2014, respectively, on inventory in which it holds a security interest. The inventory was procured for a former transactional client.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net income (loss), with the addition of the change in the fair value of contingent consideration liabilities, impairment charges and other amounts itemized in the reconciliation table below, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings (loss) per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted earnings per share for each of the years presented was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(32,338)	$44,462	$(8,660)
Change in fair value of contingent consideration, net of tax	(282)	(37,571)	(29,658)
Goodwill impairment charge	37,539	—	37,908
Intangible asset impairment charges, net of tax	153	1,657	—
Restructuring and other charges, net of tax	873	—	2,615
Venezuela remeasurement charges	1,521	—	—
Secured asset reserve, net of tax(1)	1,239	568	—
Restatement-related professional fees, net of tax	—	1,266	—
Realignment-related income tax charges	4,684	—	—
Payments to former owner of Productions Graphics, net of cash recovered, net of tax	—	—	1,617
Legal fees in connection with patent infringement defense, net of tax	—	—	625
Numerator for adjusted diluted earnings per share	$13,389	$10,382	$4,447
Weighted average shares outstanding, diluted	53,515	53,104	50,875
Adjusted diluted earnings per share	$0.25	$0.20	$0.09
(1) The Company accrued a reserve of $2.0 million and $0.9 million in 2015 and 2014, respectively, on inventory in which it holds a security interest. The inventory was procured for a former transactional client.

Quarterly Results of Operations

The following table presents unaudited statement of income data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Mar 31, 2014(1)	June 30, 2014(2)	Sept 30, 2014(3)	Dec 31, 2014	Mar 31, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015
	(in thousands, except per share amounts)
Revenue	$241,490	$260,350	$251,652	$246,641	$242,095	$252,227	$264,720	$270,311
Gross profit	54,584	58,927	57,098	58,850	55,065	58,980	63,611	62,538
Net income (loss)	289	1,605	5,114	37,454	1,139	1,431	4,983	(39,891)
Earnings (loss) per share:
Basic	$0.01	$0.03	$0.10	$0.71	$0.02	$0.03	$0.09	$(0.75)
Diluted	$0.01	$0.03	$0.10	$0.69	$0.02	$0.03	$0.09	$(0.75)

Impact of Inflation

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP. In accordance with GAAP, local subsidiaries in highly inflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.

Prior to December 31, 2015, the Company translated the net assets and transactions of its Venezuelan subsidiary using the official exchange rate of 6.3 bolivars for each U.S. Dollar. In February 2015, the Venezuelan government introduced a new currency exchange system referred to as the SIMADI which is intended to be a market-driven rate and is more widely available than the official rate or the auction-based exchange system known as the SICAD. Based on the Company’s facts and circumstances as of December 31, 2015, the SIMADI rate was determined to be the most appropriate rate for reporting the operations of the Company’s Venezuelan subsidiary.

As of December 31, 2015, the SIMADI rate was approximately 198 bolivars for each U.S. Dollar. The remeasurement of the Company’s net assets from the official rate of 6.3 to the SIMADI rate resulted in a foreign exchange loss of approximately $1.5 million during the fourth quarter of 2015. This loss is included in other expense on the consolidated statement of operations. The combined value of the net monetary assets of our Venezuelan subsidiary is less than $0.1 million at December 31, 2015. Further government regulation or changes in exchange rates could result in additional impairments of these assets.

Inflation and changing prices did not have a material impact on our operations in 2014 or 2013.

Liquidity and Capital Resources

We entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 25, 2014, among us, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019, and provides us the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate. We are in compliance with all covenants contained in the Credit Agreement as of December 31, 2015.

At December 31, 2015, we had $30.8 million of cash and cash equivalents.

Operating Activities.     Cash provided by (used in) operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash provided by operating activities in 2015 was $43.4 million and primarily consisted of $73.2 million of non-cash items and $2.5 million provided by working capital, offset by $32.3 million of a net loss during the year. The most significant impact on working capital changes consisted of an increase in accounts receivable of $10.4 million, an increase in inventories of $8.2 million and an increase in prepaid expenses and other assets of $6.1 million, offset by a increase in accounts payable of $26.2 million and an increase in accrued expenses and other liabilities of $1.0 million.

Cash used in operating activities in 2014 was $12.5 million and primarily consisted of $45.8 million used to fund working capital and $11.2 million of non-cash income items, offset by $44.5 million of net income during the year. The most significant impact on working capital changes consisted of a decrease in accounts payable of $25.2 million, an increase in accounts receivable of $14.8 million and an increase in prepaid expenses and other assets of $7.3 million, offset by an increase in accrued expenses and other liabilities of $2.2 million.

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

Investing Activities.     In 2015, cash used in investing activities of $15.0 million was attributable to capital expenditures, primarily consisting of software development.

In 2014, cash used in investing activities of $14.7 million was primarily attributable to capital expenditures of $14.1 million.

In 2013, cash used in investing activities of $31.5 million was attributable to capital expenditures of $12.2 million and payments made in connection with acquisitions of $19.3 million.

Financing Activities.     In 2015, cash used in financing activities of $18.4 million was primarily attributable to $8.0 million of payments of contingent consideration, $5.3 million of net repayments under our revolving credit facility and $4.9 million to acquire treasury stock.

In 2014, cash provided by financing activities of $32.3 million was primarily attributable to $35.5 million of net borrowings under our revolving credit facility and $2.6 million of borrowings under secured borrowing arrangements of certain international subsidiaries, offset by $5.8 million of payments of contingent consideration.

In 2013, cash used in financing activities of $4.6 million was primarily attributable to $7.3 million of payments of contingent consideration and $2.6 million of excess tax benefits from stock-based award exercises, offset by $4.0 million of additional borrowings under our revolving credit facility and $2.0 million of proceeds from stock option exercises.

We will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and to expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $54.3 million available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the foreseeable future. Thereafter, we may find it necessary to obtain additional equity or debt financing.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $15.1 million and $17.5 million foreign cash and cash equivalents as of December 31, 2015 and 2014, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2015, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$170,244	$170,244	$—	$—	$—
Operating lease obligations	26,647	7,075	9,515	6,740	3,317
Due to seller	402	402	—	—	—
Secured borrowing arrangements	2,393	2,393	—	—	—
Revolving credit facility	99,258	—	—	99,258	—
Total	$298,944	$180,114	$9,515	$105,998	$3,317

This table does not include contingent consideration obligations related to any acquisitions except for those included in “Due to seller”, as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2015, the maximum payments potentially due on these contingent consideration obligations was $85.9 million. See Note 3 “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents.  The average duration of all of our investments as of December 31, 2015 was less than one year.  Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian Nuevo Sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2015, we derived approximately 31.2% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

MANAGEMENT’S REPORT ON
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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Ernst & Young LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2015, 2014 and 2013 and the Company’s internal control over financial reporting as of December 31, 2015. Their reports are presented on the following pages.

InnerWorkings, Inc.

March 10, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. and subsidiaries at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2016

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). InnerWorkings, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, InnerWorkings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015, and our report dated March 10, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 10, 2016

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenue	$1,029,353	$1,000,133	$890,960
Cost of goods sold	789,159	770,674	688,934
Gross profit	240,194	229,459	202,026
Operating expenses:
Selling, general and administrative expenses	196,194	195,006	183,444
Depreciation and amortization	17,472	17,723	13,664
Change in fair value of contingent consideration	(270)	(37,873)	(31,331)
Goodwill impairment charge	37,539	—	37,908
Intangible asset impairment charges	202	2,710	—
Restructuring and other charges	1,053	—	4,322
Income (loss) from operations	(11,996)	51,893	(5,981)
Other income (expense):
Interest income	69	57	76
Interest expense	(4,612)	(4,428)	(2,954)
Other, net	(3,135)	(747)	(357)
Total other expense	(7,678)	(5,118)	(3,235)
Income (loss) before taxes	(19,673)	46,775	(9,216)
Income tax expense (benefit)	12,665	2,313	(556)
Net income (loss)	$(32,338)	$44,462	$(8,660)

Basic earnings (loss) per share	$(0.61)	$0.85	$(0.17)
Diluted earnings (loss) per share	$(0.61)	$0.84	$(0.17)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income (loss)	$(32,338)	$44,462	$(8,660)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	(8,592)	(8,178)	2,505
Unrealized gains on marketable securities:
Unrealized holding gains arising during the period	—	—	1
Less: Reclassification adjustments for gains included in net income	—	—	(3)
Unrealized losses on marketable securities, net	—	—	(2)
Other comprehensive income (loss), before tax	(8,592)	(8,178)	2,503
Income tax benefit related to components of other comprehensive loss	—	—	1
Other comprehensive income (loss), net of tax	(8,592)	(8,178)	2,504
Comprehensive income (loss)	$(40,930)	$36,284	$(6,156)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$30,755	$22,578
Accounts receivable, net of allowance for doubtful accounts of $1,231 and $2,685, respectively	188,819	179,466
Unbilled revenue	30,758	31,699
Inventories	33,327	27,163
Prepaid expenses	14,353	12,684
Deferred income taxes	—	1,819
Other current assets	31,825	28,819
Total current assets	329,837	304,228
Property and equipment, net	32,681	29,764
Intangibles and other assets:
Goodwill	206,257	246,948
Intangible assets, net	37,715	44,920
Deferred income taxes	586	3,904
Other non-current assets	1,391	1,487
Total intangibles and other assets	245,949	297,259
Total assets	$608,467	$631,251
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$170,244	$144,045
Current portion of contingent consideration	11,387	9,078
Due to seller	402	402
Other current liabilities	31,363	30,637
Accrued expenses	11,603	9,990
Total current liabilities	224,999	194,152
Revolving credit facility	99,258	104,539
Deferred income taxes	12,898	9,967
Contingent consideration, net of current portion	10,775	23,504
Other long-term liabilities	2,510	2,942
Total liabilities	350,440	335,104
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 62,645 and 61,852 shares issued, 53,098 and 52,830 shares outstanding, respectively	6	6
Additional paid-in capital	213,566	207,429
Treasury stock at cost, 9,547 and 9,021 shares, respectively	(52,207)	(49,996)
Accumulated other comprehensive loss	(13,993)	(5,401)
Retained earnings	110,655	144,109
Total stockholders' equity	258,027	296,147
Total liabilities and stockholders' equity	$608,467	$631,251

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2012	60,736	$6	10,535	$(67,071)	$198,118	$273	$111,626	$242,952

Net loss							(8,660)	(8,660)
Total other comprehensive income						2,504		2,504
Comprehensive loss								(6,156)
Issuance of common stock upon exercise of stock awards	660	—			1,594			1,594
Issuance of treasury shares as consideration for acquisition			(422)	4,759	490		(38)	5,211
Excess tax benefit derived from stock award exercises					(2,893)			(2,893)
Stock-based compensation expense					4,733			4,733

Balance at December 31, 2013	61,396	6	10,113	(62,312)	202,042	2,777	102,928	245,441

Net income							44,462	44,462
Total other comprehensive loss						(8,178)		(8,178)
Comprehensive income								36,284
Issuance of common stock upon exercise of stock awards	456	—			182			182
Issuance of treasury shares as consideration for acquisition			(1,092)	12,316			(3,281)	9,035
Excess tax benefit derived from stock award exercises					(147)			(147)
Stock-based compensation expense					5,352			5,352

Balance at December 31, 2014	61,852	6	9,021	(49,996)	207,429	(5,401)	144,109	296,147

Net loss							(32,338)	(32,338)
Total other comprehensive loss						(8,592)		(8,592)
Comprehensive loss								(40,930)
Issuance of common stock upon exercise of stock awards	793	—			675			675
Issuance of treasury shares as consideration for acquisition			(238)	2,686			(1,116)	1,570
Acquisition of treasury shares			764	(4,897)				(4,897)
Excess tax benefit derived from stock awards					(411)			(411)
Stock-based compensation expense					5,873			5,873

Balance at December 31, 2015	62,645	$6	9,547	$(52,207)	$213,566	$(13,993)	$110,655	$258,027

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(32,338)	$44,462	$(8,660)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	17,472	17,723	13,664
Stock-based compensation expense	5,873	5,352	4,733
Deferred income taxes	7,320	(2,192)	(653)
Change in fair value of contingent consideration liability	(270)	(37,873)	(31,331)
Goodwill impairment charge	37,539	—	37,908
Intangible asset impairment charges	202	2,710	—
Bad debt provision	1,949	1,984	1,285
Secured asset reserve	2,022	940	—
Venezuela remeasurement charges	890	—	—
Reduction of prepaid commissions	—	—	3,940
Excess tax benefit from exercise of stock awards	—	(185)	2,619
Other operating activities	210	364	239
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(10,361)	(14,793)	(4,843)
Inventories	(8,188)	(635)	(1,384)
Prepaid expenses and other assets	(6,138)	(7,335)	2,332
Change in liabilities, net of acquisitions:
Accounts payable	26,199	(25,199)	29,643
Accrued expenses and other liabilities	1,021	2,162	(12,121)
Net cash provided by (used in) operating activities	43,402	(12,515)	37,371

Cash flows from investing activities
Purchases of property and equipment	(15,034)	(14,116)	(12,226)
Payments for acquisitions, net of cash acquired	—	—	(19,301)
Other investing activities	—	(594)	—
Net cash used in investing activities	(15,034)	(14,710)	(31,527)

Cash flows from financing activities
Net repayments of revolving credit facility	(5,281)	35,539	4,000
Net short-term secured borrowings (repayments)	(799)	2,618	—
Repurchases of common stock	(4,897)	—	—
Payments of contingent consideration	(8,010)	(5,769)	(7,298)
Proceeds from exercise of stock options	1,195	778	2,005
Payment of debt issuance costs	—	(696)	(325)
Excess tax benefit from exercise of stock awards	—	185	(2,619)
Other financing activities	(594)	(399)	(411)
Net cash provided by (used in) financing activities	(18,386)	32,256	(4,648)

Effect of exchange rate changes on cash and cash equivalents	(1,805)	(1,059)	191
Increase in cash and cash equivalents	8,177	3,972	1,387
Cash and cash equivalents, beginning of period	22,578	18,606	17,219
Cash and cash equivalents, end of period	$30,755	$22,578	$18,606

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

1. Description of the Business

InnerWorkings, Inc. (together with its subsidiaries, “the Company”) was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for the world's most marketing intensive companies, including those in the Fortune 1000, across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain, and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

The Company is organized and managed as three business segments, North America, Latin America and EMEA, and is viewed as three operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 19 for further information about the Company’s reportable segments.

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

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, contingencies, stock-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

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

The net realized gains (losses) on foreign currency transactions were $(3.3) million, $(0.8) million and $(0.3) million for the years ended December 31, 2015, 2014 and 2013, respectively. As further discussed later in Note 2, the net realized losses on foreign currency transactions for the year ended December 31, 2015 includes a charge of $1.5 million for the remeasurement of the Company's net assets in Venezuela.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

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

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $8.6 million, $7.2 million and $3.9 million, respectively, and is included in total depreciation expense. At December 31, 2015 and 2014, the net book value of internal-use software was $25.8 million and $23.5 million, respectively.

Goodwill

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

The Company defines its three reporting units as North America, Latin America and EMEA. At October 1, 2015, the Company elected to perform the quantitative impairment test for each of its three reporting units. In performing this test, the Company determined the fair value of the reporting units based on the income approach. Under the income approach, the fair value of a reporting unit is calculated based on the present value of estimated future cash flows. In the fourth quarter of 2015, the Company determined that its goodwill was impaired and recorded a non-cash, goodwill impairment charge of $37.5 million as a result of the test. For additional information related to the goodwill impairment, see Note 4.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Other Intangible Assets

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

In the fourth quarter of 2015, the Company recorded a non-cash, intangible asset impairment charge of $0.2 million. For additional information related to the intangible asset impairment, see Note 5.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2015, 2014 and 2013.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2015, 2014, 2013 and 2012, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2015.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $1.0 million, $0.5 million and $0.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Comprehensive Income

The components of accumulated comprehensive income (loss) included in the Consolidated Balance Sheets at December 31, 2015 and 2014 are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance at December 31, 2013	$2,777

Other comprehensive income before reclassifications	(8,178)
Amounts reclassified from AOCI	—
Net current-period other comprehensive loss	(8,178)

Balance at December 31, 2014	(5,401)

Other comprehensive income before reclassifications	(8,592)
Amounts reclassified from AOCI	—
Net current-period other comprehensive loss	(8,592)

Balance at December 31, 2015	$(13,993)

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price for restricted shares. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

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

Venezuelan Highly Inflationary Economy

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under GAAP. In accordance with GAAP, local subsidiaries in highly inflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.

Prior to December 31, 2015, the Company translated the net assets and transactions of its Venezuelan subsidiary using the official exchange rate of 6.3 bolivars for each U.S. Dollar. In February 2015, the Venezuelan government introduced a new currency exchange system referred to as the SIMADI which is intended to be a market-driven rate and is more widely available than the official rate or the auction-based exchange system known as the SICAD. Based on the Company’s facts and circumstances as of December 31, 2015, the SIMADI rate was determined to be the most appropriate rate for reporting the operations of the Company’s Venezuelan subsidiary.

As of December 31, 2015, the SIMADI rate was approximately 198 bolivars for each U.S. Dollar. The remeasurement of the Company’s net assets from the official rate of 6.3 to the SIMADI rate resulted in a foreign exchange loss of approximately $1.5 million during the fourth quarter of 2015. This loss is included in other expense on the consolidated statement of operations.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), (“ASU 2015-17”) which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company evaluated the impact of adopting the new standard on its consolidated financial statements and decided to adopt the standard at December 31, 2015 and apply the changes prospectively. The adoption resulted in $1.9 million of net current deferred tax assets reclassified to non-current liabilities in the Consolidated Balance Sheets at December 31, 2015. Adoption had no impact on the Company's results of operations.

In September 2015, the FASB issued Accounting Standards Update 2015-16, Business Combinations (Topic 805), (“ASU 2015-16”). The amendments in ASU 2015-16 require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments are to be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The Company does not expect ASU 2015-16 to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued Accounting Standards Update 2015-15, Interest- Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements – Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (Topic 835), ("ASU 2015-15"). ASU 2015-15 clarifies the treatment of debt issuance costs from line-of-credit arrangements after the adoption of ASU 2015-03. In particular, ASU 2015-15 clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company does not expect ASU 2015-15 to have a material impact on its consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), (“ASU 2014-9”) which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of adopting ASU 2015-11 on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update 2015-5, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement, (“ASU 2015-5”). This update provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. This guidance is effective for public companies for fiscal years and interim periods beginning after December 15, 2015. The new guidance is to be applied either prospectively to new cloud computing arrangements or retrospectively. The Company does not expect ASU 2015-5 to have a material impact on its consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

In April 2015, the FASB issued Accounting Standards Update 2015-3, Interest – Imputation of Interest (Subtopic 835-30), (“ASU 2015-3”), which simplifies the presentation of debt issuance costs. This guidance requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with debt discounts. The standard is effective for financial statements issued for annual and interim periods beginning after December 15, 2015. Early adoption is permitted for financial statements that have not been previously issued. The new guidance should be applied on a retrospective basis. The Company does not expect ASU 2015-3 to have a material impact on its consolidated financial statements.

In January 2015, the FASB issued Accounting Standards Update 2015-1, Income Statement – Extraordinary and Unusual Items (Subtopic 225-20), (“ASU 2015-1”). ASU 2015-1 eliminates from GAAP the concept of extraordinary items. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015. Early adoption is permitted provided that guidance is applied from the beginning of the fiscal period of adoption. The Company may also apply the amendments retrospectively to all prior periods presented in the financial statements. The Company does not expect ASU 2015-1 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern, (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company does not expect ASU 2014-15 to have a material impact on its consolidated financial statements.

In April 2014, the FASB issued Accounting Standards Update 2014-8, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, (“ASU 2014-8”). ASU 2014-8 provides a narrower definition of discontinued operations than currently exists under GAAP. The standard requires that only disposals of components of an entity (or groups of components) that represent a strategic shift that has or will have a major effect on the reporting entity’s operations are reported in the financial statements as discontinued operations. The standard also provides guidance on the financial statement presentations and disclosures of discontinued operations. The standard is effective prospectively for disposals (or classifications of businesses as held-for-sale) of components of an entity that occur in annual or interim periods beginning after December 15, 2014. The Company adopted ASU 2014-8 on January 1, 2015, and it did not have an effect on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update 2016-02, Leases (Topic 842), (“ASU 2016-2”). ASU 2016-2 is aimed at making leasing activities more transparent and comparable. The new standard requires substantially all leases be recognized by lessees on their balance sheet as a right-of-use asset and corresponding lease liability, including today’s operating leases. For public business entities, the standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted for all entities. The Company is currently evaluating the impact of ASU 2016-2 on its consolidated financial statements and related disclosures.

3. Acquisitions

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. As discussed in Note 12, the process for determining the fair value of the contingent consideration liability consists of reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. Subsequent to the acquisition date, the Company estimates the fair value of the contingent consideration liability each reporting period, and any adjustments made to the fair value are recorded in the Company’s results of operations.

The Company has recorded $22.2 million in contingent consideration at December 31, 2015 related to these arrangements. During the years ended December 31, 2015, 2014 and 2013, the Company recorded income of $0.3 million, $37.9 million and $31.3 million for changes in the fair value of contingent consideration, reflecting the net reductions in the liability for each of those periods.

For the years ended December 31, 2014 and 2013, the Company’s fair value adjustment to the contingent consideration liability includes adjustments of $7.2 million and $26.6 million, respectively, to reduce the liability relating to the Productions Graphics acquisition in 2011. See Note 9 for more information on Productions Graphics.

For the year ended December 31, 2014, the Company’s fair value adjustment to the contingent consideration liability also includes an adjustment of $30.4 million to reduce the liability relating to the DB Studios acquisition in 2013 due to a decrease in

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

forecasted results. As of December 31, 2015, the fair value of the potential remaining $44.3 million contingent consideration payments for DB Studios was estimated to be $3.3 million.

As of December 31, 2015, the potential maximum contingent consideration payments and their respective fair values are payable as follows (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2016	$39,653	$11,387
2017	46,201	10,775
Total	$85,854	$22,162

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $85.9 million, the Company estimates the fair value of the payments that will be made is $22.2 million.

Shares Issued as Consideration for Acquisitions

Purchase agreements entered by the Company for business combinations often state that the purchase price, including contingent consideration, is to be paid in shares of the Company’s common stock. The value of the shares for each issuance is determined by the closing price of the Company’s common stock on dates specified in each separate agreement. Generally, the date that determines the share value is the date of the purchase agreement, the last date in a contingent consideration measurement period, or the date of issuance to the sellers.

The following table presents the number of shares issued as consideration for acquisitions and contingent consideration and the corresponding value of those shares during the years ended December 31, 2015, 2014 and 2013 (in thousands, except per share amounts):

	Shares of Common Stock Issued	Value of Shares	Average Share Value
Year ended December 31, 2015:
Payments for acquisitions	—	$—	$—
Payments of contingent consideration	238	1,570	6.59
Total	238	$1,570	$6.59

Year ended December 31, 2014:
Payments for acquisitions	—	$—	$—
Payments of contingent consideration	1,092	9,034	8.27
Total	1,092	$9,034	$8.27

Year ended December 31, 2013:
Payments for acquisitions	223	$2,489	$11.17
Payments of contingent consideration	199	2,723	13.66
Total	422	$5,212	$12.35

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

4. Goodwill

The following is a summary of the goodwill balance for each operating segment as of December 31 (in thousands):

	North America	Latin America	EMEA	Total
Balance as of December 31, 2013	$171,095	$9,875	$70,259	$251,229
Finalization of purchase accounting for prior year acquisitions	(168)	—	693	525
Foreign exchange impact	(67)	—	(4,739)	(4,806)
Balance as of December 31, 2014	170,860	9,875	66,213	246,948
Goodwill impairment charge	—	—	(37,539)	(37,539)
Foreign exchange impact	(124)	(170)	(2,858)	(3,152)
Balance as of December 31, 2015	$170,736	$9,705	$25,816	$206,257

2015 Goodwill Impairment Charge

As discussed in Note 2, the Company performed its annual impairment test as of October 1, 2015. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.5 million non-cash, goodwill impairment charge which was recognized in the fourth quarter of 2015. No tax benefit is recognized on the goodwill impairment. This charge had no impact on the Company’s cash flows or compliance with debt covenants.

2013 Goodwill Impairment Charge

In the third quarter of 2013, a change in the Company’s identified reporting units along with a decline in forecasted financial performance in fiscal year 2013 compelled management to perform an interim goodwill impairment test for its reporting units as of September 30, 2013. In the first step of the impairment test, the Company concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values, and the second step was not necessary.

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

5. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31 (in thousands):

	2015	2014	Weighted Average Life
Customer lists	$73,759	$75,114	13.6
Noncompete agreements	988	1,077	4.0
Trade names	3,228	3,468	12.6
Patents	57	57	9.0
	78,032	79,716
Less accumulated amortization	(40,317)	(34,796)
Intangible assets, net	$37,715	$44,920

Amortization expense related to these intangible assets was $5.8 million, $7.4 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The estimated amortization expense for the next five years is as follows (in thousands):

2016	$5,553
2017	5,131
2018	4,635
2019	4,330
2020	4,276
Thereafter	13,790
$37,715

Customer List Impairment Charges

In the fourth quarter of 2015, the Company recognized a $0.2 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations in the EMEA segment. Due to the global realignment discussed in Note 6, the Company evaluated the affected markets and identified certain customer lists for which undiscounted projected cash flows of the customers in those markets did not exceed the recorded book value of the customer lists. As such, the Company recorded an impairment charge of $0.2 million to reduce the customer lists to their respective fair values.

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

6. Restructuring Activities and Other Charges

2015: On December 14, 2015, the Company approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company expects to incur total pre-tax cash restructuring charges of $3.7 million to $5.2 million, the majority of which will be recognized during 2016. These cash charges will include approximately $3.5 million to $4.9 million for employee severance and related benefits and $0.2 million to $0.3 million for lease and contract termination and other associated costs. As required by law, the Company is consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

During the year ended December 31, 2015, the Company recognized $1.1 million in restructuring charges related to this plan of which $0.2 million, $0.1 million and $0.8 million related to the North America, Latin America and EMEA segments, respectively. This plan is expected to be completed during 2016.

The following table summarizes the restructuring activities for this plan for the year ended December 31, 2015 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Total
Balance at December 31, 2014	$—	$—	$—
Charges	978	75	1,053
Cash payments	(694)	—	(694)
Balance at December 31, 2015	$284	$75	$359

2014: No restructuring activities occurred during the year ended December 31, 2014.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

2013: During the third quarter of 2013, the Company commenced various restructuring actions which resulted in charges of $3.0 million during the quarter. These actions consisted of terminating 49 employees and providing them with severance benefits in accordance with benefit plans previously communicated to the affected employee group or local employment laws.

During the year ended December 31, 2013, the Company recognized $3.0 million in restructuring charges related to this plan of which $2.7 million and $0.3 million related to the North America and EMEA segments, respectively. This plan was completed during 2013.

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

The following table summarizes the restructuring activities for this plan for the year ended December 31, 2013 (in thousands):

Employee Severance and Related Benefits
Balance at December 31, 2012	$—
Charges(1)	3,006
Cash payments	(382)
Non-cash settlements(2)	(2,624)
Balance at December 31, 2013	$—

(1)	Charges in this table exclude the $1.3 million charge recognized for the change in compensation structure of SMB employees discussed above.

(2)
Non-cash settlements consist of the write-off of prepaid commission balances. Prepaid commission balances represent cash paid to account executives in advance of commissions earned and is recorded in prepaid expenses on the balance sheet. For employees who had a balance and were affected by the restructuring actions, which primarily includes Small and Medium Business (“SMB”) account executives, the Company included these balances as part of the severance paid to these individuals.

7. Property and Equipment

Property and equipment at December 31, 2015 and 2014 consisted of the following (in thousands):

	2015	2014
Computer equipment	$8,148	$7,454
Software, including internal use software	59,718	48,731
Office equipment and furniture	4,778	4,099
Leasehold improvements	2,498	1,902
	75,142	62,186
Less accumulated depreciation	(42,461)	(32,422)
	$32,681	$29,764

Depreciation expense was $11.7 million, $10.4 million and $6.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the quarter ended December 31, 2015 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all covenants in the Credit Agreement as of December 31, 2015.

At December 31, 2015, the Company had $54.3 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of December 31, 2015.

9. Transactions Involving Former Owner of Productions Graphics

The Company removed the former owner of Productions Graphics from his role as President of the Company’s French subsidiary in October 2013 for performance-related reasons, and he is no longer an employee of the Company. This individual had served in such role since the Company’s acquisition in 2011 of Productions Graphics, a European business then owned by this individual and an organization affiliated with him (collectively, the “Seller”). As of December 31, 2015, the Company had paid to the Seller €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent earn-out consideration.

There are certain potential disputes between the former owner of Productions Graphics and the Company relating to, among other things, the termination of his employment and the Productions Graphics acquisition agreement. In connection with such disputes, the Company initiated a review of this individual’s conduct in connection with certain transactions impacting the earn-out payments made to the Seller (collectively, the “Transactions”). As a result of the review, the Company concluded it was the victim of a fraud perpetrated by the former owner of Productions Graphics. Specifically, the Company concluded that the former owner of Productions Graphics artificially inflated the financial results of Productions Graphics in order to induce the Company to make earn-out payments of €1.2 and €5.9 million (approximately $1.6 million and $7.8 million, respectively) for the 2011 and 2012 earn-out measurement periods, respectively. He inflated the results by directing the issuance of fraudulent invoices to purported third-party customers and then, indirectly or directly, funded or reimbursed the third parties’ payments in respect of such invoices. The Company estimates that he issued approximately €6.9 million (approximately $9.0 million) of fraudulent invoices in 2011 and 2012, collectively, of which €5.7 million (approximately $7.5 million) was subsequently received by the Company. The Company has accounted for these aggregate payments as a partial refund of the earn-out consideration unduly paid to the Seller.

The Company intends to seek to redress the harm caused by conduct of the former owner of Productions Graphics through appropriate legal proceedings. See Note 10 for further discussion of the legal matters relating to the former owner of Productions Graphics.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

10. Commitments and Contingencies

Lease Commitments

The Company leases many of its office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2016 through fiscal year 2021. Future minimum lease payments are presented below (in thousands):

Operating Leases
2016	$7,075
2017	5,469
2018	4,046
2019	3,597
2020	3,143
Thereafter	3,317
Total minimum lease payments	$26,647

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2015, 2014 and 2013 was $11.4 million, $10.0 million and $9.1 million, respectively, and is included in selling, general and administrative expenses in the consolidated statement of operations.

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

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately ($1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Production Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. As of December 31, 2015, the Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration for the earn-out period ending in 2015 was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt, and he currently seeks damages of approximately €0.6 million (approximately $0.8 million). The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

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

The provision for income taxes consisted of the following components for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
Federal	$—	$237	$(1,803)
State	324	197	(316)
Foreign	5,021	4,071	2,216
Total current income tax expense	5,345	4,505	97
Deferred income tax expense:
Federal	3,811	87	2,824
State	499	3	449
Foreign	3,010	(2,282)	(3,926)
Total deferred income tax expense (benefit)	7,320	(2,192)	(653)
Income tax expense (benefit)	$12,665	$2,313	$(556)

The provision for income taxes for the years ended December 31, 2015, 2014 and 2013 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) because of the effect of the following items (in thousands):

	Year Ended December 31,
	2015	2014	2013
Tax expense at U.S. federal income tax rate	(6,886)	16,371	(3,226)
State income taxes, net of federal income tax effect	541	1,465	205
Effect of non-US operations	(306)	(1,632)	(644)
Nontaxable contingent liability fair value changes and goodwill impairment	13,083	(14,334)	3,828
Research and development credit	(422)	(376)	(1,046)
Change in valuation allowances	5,173	850	607
Prior year provision to return adjustment	372	(172)	—
Write-off of deferred taxes and tax receivables	858	—	—
Nondeductible expense and other	252	141	(280)
Income tax expense (benefit)	12,665	2,313	(556)

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2015 and 2014, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Current deferred tax assets:
Reserves and allowances not currently deductible	$—	$1,858
Other	—	77
Total current deferred tax assets	—	1,935
Noncurrent deferred tax assets:
Inventory reserve	838	—
Other reserves and allowances	2,993	—
Income tax basis in excess of financial statement basis in intangible assets	4,267	5,235
Deductible stock-based compensation	4,615	4,740
Net operating loss carryforward	8,667	10,984
Tax credit carryforwards	2,099	1,338
	23,479	22,297
Valuation allowance	(6,500)	(1,604)
Total noncurrent deferred tax assets	16,979	20,693
Total deferred tax assets	16,979	22,628

Total current deferred tax liability:
Prepaid & other expenses	—	(116)
Total current deferred tax liability	—	(116)
Noncurrent deferred tax liabilities:
Prepaid & other expenses	(867)	—
Fixed assets	(6,013)	(4,931)
Intangible assets	(22,411)	(21,825)
Total noncurrent deferred tax liabilities	(29,291)	(26,756)
Total deferred tax liabilities	(29,291)	(26,872)

Net deferred tax liability	$(12,312)	$(4,244)

Net current deferred tax asset	$—	$1,819
Net noncurrent deferred tax liability	(12,312)	(6,063)
Net deferred tax liability	$(12,312)	$(4,244)

As discussed in Note 2, the Company adopted ASU 2015-17 on a prospective basis as of December 31, 2015, and the deferred tax assets and deferred tax liabilities in the table above have been reclassified as noncurrent deferred taxes on the consolidated balance sheet. Since the Company adopted the ASU on a prospective basis, the 2014 balances above have not been restated.

The realizability of deferred income tax assets is based on a more likely than not standard. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance the Company considers historical, as well as future projected, taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

For the years ended December 31, 2015 and 2014, the Company recorded net increases in its valuation allowances of $5.2 million and $0.8 million, respectively.

As of December 31, 2015, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $14.9 million and $14.0 million, respectively. The federal carryovers begin to expire in 2023, and the state carryovers begin to expire in 2022. Section 382 of the Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2015 includes $0.6 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million.

As of December 31, 2015, the Company had gross NOLs in France, Italy, Chile and Switzerland of $16.4 million, $1.6 million, $2.8 million and $1.5 million, respectively, which have an indefinite carryover period.

As of December 31, 2015, the Company had gross federal and state research and development credit carryforwards of approximately $1.6 million and $0.5 million, respectively. The federal carryovers begin to expire in 2031, and the state carryovers begin to expire in 2015.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation, the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2015, the Company has $13.8 million and $11.3 million in federal and state tax deductions, respectively, related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

The Company's intention is to indefinitely reinvest all undistributed earnings of its foreign subsidiaries in accordance with ASC 740.  Deferred income taxes were not calculated on undistributed earnings of foreign subsidiaries, which were $26.1 million and $8.9 million at December 31, 2015 and 2014, respectively. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered indefinitely reinvested is not practicable.  If the undistributed earnings were to be remitted to the Company, foreign tax credits would be available to reduce any U.S. tax due upon repatriation.

The Company's income (loss) before taxes on foreign operations was $(29.5) million, $15.4 million and $(13.8) million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2015 and 2014.  The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate.  Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100%,

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are determined by applying a risk premium to a risk-free interest rate. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.3 million.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2015 and 2014, respectively (in thousands):

At December 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(22,162)	$—	$—	$(22,162)

At December 31, 2014	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(32,582)	$—	$—	$(32,582)

(1)	Included in cash and cash equivalents on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2013	$(87,333)
Contingent consideration payments paid in cash	5,769
Contingent consideration payments paid in stock	9,133
Change in fair value(1)	37,874
Reclass to Due to seller	402
Foreign exchange impact(2)	1,573

Balance at December 31, 2014	(32,582)
Contingent consideration payments paid in cash	8,010
Contingent consideration payments paid in stock	1,570
Change in fair value(1)	270
Foreign exchange impact(2)	570

Balance at December 31, 2015	$(22,162)

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

13. Earnings Per Share

Basic earnings per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and vesting of restricted common shares and other contingently issuable shares. For the years ended December 31, 2015, 2014 and 2013, respectively, 3.2 million, 2.4 million and 4.3 million options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator:
Net income (loss)	$(32,338)	$44,462	$(8,660)

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	52,791	52,096	50,875
Effect of dilutive securities:
Employee stock options and restricted common shares	—	924	—
Contingently issuable shares	—	84	—
Denominator for diluted earnings per share	52,791	53,104	50,875

Basic earnings (loss) per share	$(0.61)	$0.85	$(0.17)
Diluted earnings (loss) per share	$(0.61)	$0.84	$(0.17)

14. Share Repurchase Program

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

During the year ended December 31, 2015, the Company repurchased 763,787 shares of its common stock for an aggregate amount of $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

15. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the "Plan"). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2014 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 2,200,000, from 5,650,000 to 7,850,000. The Company’s policy is to issue shares resulting from the exercise of stock options and conversion of restricted stock as new shares.

The Company recorded $5.9 million, $5.4 million and $4.7 million in compensation expense related to stock-based compensation for the years ended December 31, 2015, 2014 and 2013, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2015 ranged from 7.0% to 8.0% for various types of employees. The Company recorded $1.0 million, $0.5 million and $0.5 million of additional stock-based compensation expense for the years ended December 31, 2015, 2014 and 2013, respectively, for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

Stock Options

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four to five year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the share price on the grant date. The Company measures the compensation cost based on the Black-Scholes option valuation model at the grant date. The stock-based compensation expense related to stock options for the years ended December 31, 2015, 2014 and 2013 was $2.4 million, $1.7 million and $2.1 million, respectively.

A summary of stock option activity for the years ended December 31, 2015, 2014 and 2013 is as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,921	$5.07	$28,048
Granted	227	14.60	—
Exercised	(415)	4.83	3,190
Forfeited	(179)	8.97	—

Outstanding at December 31, 2013	3,554	8.52	4,779
Granted	779	7.23	—
Exercised	(162)	4.82	3,302
Forfeited	(125)	4.11	—

Outstanding at December 31, 2014	4,046	8.35	4,725
Granted	975	6.87	—
Exercised	(405)	2.95	1,604
Forfeited	(556)	9.58	—

Outstanding at December 31, 2015	4,060	$8.37	$2,760

Options vested and exercisable at December 31, 2015	2,467	$8.80	$2,026

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2015, 2014 and 2013, which vest ratably from one to five years, are as follows (in thousands, except per share amounts):

	Options Granted	Weighted-Average Fair Value	Exercise Prices
2013	227	$5.58	$10.76 - $15.05
2014	779	3.57	$7.18 - $8.72
2015	975	3.39	$6.21 - $8.20

Vested options totaled 2.5 million, 2.7 million and 2.6 million as of December 31, 2015, 2014 and 2013, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2015, 2014 and 2013, respectively. These amounts change based on the fair market value of the Company’s stock which was $7.50, $7.79 and $7.79 on the last business day of the years ended December 31, 2015, 2014 and 2013, respectively.

The following assumptions were utilized in the Black-Scholes valuation model for options granted in 2015, 2014 and 2013:

	2015	2014	2013
Dividend yield	—	—	—
Risk-free interest rate	1.92%-2.12%	1.32%-2.17%	1.32%-1.41%
Expected life	6 years	6 years	6 years
Volatility	50.0%	38.0%-50.0%	38.0%

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

There was $5.6 million, $5.8 million and $2.9 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2015, 2014 and 2013, respectively. This cost is expected to be recognized over a weighted average period of 2.8, 2.4 and 2.6 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2015 (share amounts in thousands):

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted-Average Life Remaining (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.36 - $4.92	264	1.07	$4.48	264	$4.48
$5.19 - $7.95	2,366	7.04	6.69	998	6.29
$8.07 - $11.97	588	5.56	9.38	511	9.36
$12.10 - $16.41	842	4.46	13.61	694	13.65
	4,060		$8.37	2,467	$8.80

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense related to restricted common shares for the years ended December 31, 2015, 2014 and 2013 was $3.5 million, $3.6 million and $2.6 million, respectively.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

A summary of restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding Restricted Common Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Common shares at December 31, 2012	692	$8.95
Granted	448	11.46
Vested and transferred to unrestricted common stock	(278)	9.22
Forfeited	(127)	8.56

Nonvested Restricted Common shares at December 31, 2013	735	10.45
Granted	736	7.59
Vested and transferred to unrestricted common stock	(362)	8.90
Forfeited	(19)	8.02

Nonvested Restricted Common shares at December 31, 2014	1,090	8.92
Granted	688	6.90
Vested and transferred to unrestricted common stock	(465)	8.40
Forfeited	(356)	8.19
Nonvested Restricted Common shares at December 31, 2015	957	$7.66

There was $6.9 million, $8.9 million $4.5 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2015, 2014 and 2013, respectively. This cost is expected to be recognized over a weighted average period of 2.7, 2.4 and 2.9 years, as of December 31, 2015, 2014 and 2013, respectively.

16. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 90 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2015, 2014 and 2013, total costs incurred from the Company’s contributions to the 401(k) plan were $1.0 million, $1.0 million and $0.1 million, respectively.

17. Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors since August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such procurement services during the years ended December 31, 2015, 2014 and 2013 was $1.7 million, $1.7 million and $0.7 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Co. billed the Company $0.6 million, $0.6 million and $0.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. The net amounts receivable from Arthur J. Gallagher & Co. as of December 31, 2015 was $0.2 million and were immaterial as of December 31, 2014 and 2013.

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid for:
Interest	$4,306	$3,790	$2,415
Income taxes	3,863	6,855	811
	$8,169	$10,645	$3,226

Noncash investing and financing activities:
Shares issued as payments for acquisitions	$—	$—	$2,489
Shares issued as payment of contingent consideration	1,570	9,034	2,723
	$1,570	$9,034	$5,212

19. Business Segments

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	Latin America	EMEA	Other	Total
Fiscal 2015:
Net revenues from third parties	$708,532	$95,939	$224,882	$—	$1,029,353
Net revenues from other segments	7	1,422	7,269	(8,698)	—
Total net revenues	708,539	97,361	232,151	(8,698)	1,029,353
Adjusted EBITDA(1)	64,612	6,380	8,655	(27,751)	51,896
Total assets	390,739	45,053	150,007	22,668	608,467
Fiscal 2014:
Net revenues from third parties	688,942	99,734	211,457	—	1,000,133
Net revenues from other segments	48	429	5,160	(5,637)	—
Total net revenues	688,990	100,163	216,617	(5,637)	1,000,133
Adjusted EBITDA(1)	57,662	5,273	5,893	(25,990)	42,838
Total assets	443,530	30,488	135,257	21,976	631,251
Fiscal 2013:
Net revenues from third parties	657,989	88,016	144,955	—	890,960
Net revenues from other segments	33	1,270	75	(1,378)	—
Total net revenues	658,022	89,286	145,030	(1,378)	890,960
Adjusted EBITDA(1)	51,873	3,098	764	(28,834)	26,901
Total assets	431,562	29,841	119,531	33,733	614,667

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill and intangible asset impairment charges, restructuring and other charges, secured assets reserves and legal fees from patent infringement defense, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to consolidated income before income taxes (in thousands):

	Year Ended December 31,
	2015	2014	2013
Adjusted EBITDA	$51,896	$42,838	$26,901
Depreciation and amortization	(17,472)	(17,723)	(13,664)
Stock-based compensation	(5,873)	(5,352)	(4,733)
Change in fair value of contingent consideration	270	37,873	31,331
Goodwill impairment charge	(37,539)	—	(37,908)
Intangible asset impairment charges	(202)	(2,710)	—
Restructuring and other charges	(1,053)	—	(4,322)
Secured asset reserve(1)	(2,022)	(940)	—
Restatement-related professional fees	—	(2,093)	—
Payments to former owner of Productions Graphics, net of cash recovered	—	—	(2,625)
Legal fees in connection with patent infringement	—	—	(961)
Total other expense	(7,678)	(5,118)	(3,235)
Income (loss) before income taxes	$(19,673)	$46,775	$(9,216)

(1)
The Company accrued a reserve of $2.0 million and $0.9 million in 2015 and 2014, respectively, on inventory in which it holds a security interest. The inventory was procured for a former transactional client.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The Company had long-lived assets, consisting of net property and equipment, in the United States of $22.1 million, $21.5 million and $18.1 million at December 31, 2015, 2014 and 2013, respectively.  Long-lived assets in foreign countries were $10.6 million, $8.3 million and $5.6 million at December 31, 2015, 2014 and 2013, respectively.

The Company does not record revenue for financial reporting purposes by product and service category, and therefore, it is impracticable for the Company to report revenue in such manner.

20. Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of operations and quarterly earnings per share data for the years ended December 31, 2015 and 2014 (in thousands, except per share data):

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$242,095	$252,227	$264,720	$270,311
Gross profit	55,065	58,980	63,611	62,538
Net income (loss)	1,139	1,431	4,983	(39,891)
Net income (loss) per share:
Basic	$0.02	$0.03	$0.09	$(0.75)
Diluted	$0.02	$0.03	$0.09	$(0.75)

(1)	The results for the fourth quarter of 2015 include a goodwill impairment charge of $37.5 million. For additional information related to the goodwill impairment, see Note 4.

	Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$241,490	$260,350	$251,652	$246,641
Gross profit	54,584	58,927	57,098	58,850
Net income (loss)	289	1,605	5,114	37,454
Net income (loss) per share:
Basic	$0.01	$0.03	$0.10	$0.71
Diluted	$0.01	$0.03	$0.10	$0.69

(1)
The results for the fourth quarter of 2014 include income of $36.1 million relating to changes in the fair value of contingent consideration. This amount primarily consists of $31.0 million and $5.6 million to reduce the liabilities relating to the DB Studios and Productions Graphics acquisitions, respectively, because changes in the forecasted results of each business resulted in a decreased likelihood that the applicable performance targets would be achieved and that contingent consideration would be paid.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Other	Balance at End of Period
Fiscal year ended December 31, 2015 Allowance for doubtful accounts	$2,685	$1,949	$(3,403)	$—	$1,231
Fiscal year ended December 31, 2014 Allowance for doubtful accounts	$2,129	$1,984	$(1,427)	$—	$2,685
Fiscal year ended December 31, 2013 Allowance for doubtful accounts	$1,554	$1,285	$(710)	$—	$2,129

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015 based on criteria in Internal Control –Integrated Framework issued by the COSO.

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

There have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2015 (in thousands, except.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,060	$8.37	677	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	4,060	$8.37	677

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein from our 2016 proxy statement to be filed with the SEC not later than 120 days after the close of our fiscal year ended December 31, 2015.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2016 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2015.

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
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric D. Belcher and Jeffrey P. Pritchett, and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / ERIC D. BELCHER	President, Chief Executive Officer and Director	March 10, 2016
Eric D. Belcher	(principal executive officer)

/ S / JEFFREY P. PRITCHETT	Chief Financial Officer (principal financial and accounting officer)	March 10, 2016
Jeffrey P. Pritchett

/ S / JACK M. GREENBERG	Chairman of the Board	March 10, 2016
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	March 10, 2016
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 10, 2016
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	March 10, 2016
Julie M. Howard

/ S / DAVID FISHER	Director	March 10, 2016
David Fisher

/ S / J. PATRICK GALLAGHER	Director	March 10, 2016
J. Patrick Gallagher

/ S / DANIEL M. FRIEDBERG	Director	March 10, 2016
Daniel M. Friedberg

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 13, 2014.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

10.10
Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party thereto.(7)

10.11
First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent, and the other lenders party hereto.(8)

10.12	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(9)

10.13	Amended and Restated Employment Agreement effective as of April 11, 2014 by and between John Eisel and InnerWorkings, Inc.(10)†

10.14	Employee Agreement entered into as of June 30, 2015 by and between InnerWorkings, Inc. and Jeffrey P. Pritchett.(11)†

10.15	Employee Agreement entered into as of August 23, 2012 by and between InnerWorkings, Inc. and Ronald Provenzano.†

10.16	Transition Agreement dated as of January 19, 2015 by and between InnerWorkings, Inc. and Joseph Busky and InnerWorkings, Inc.(12)†

Exhibit No.	Description

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-133950).
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to 2014 Proxy Statement on Schedule 14A filed on April 24, 2014.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(10)	Incorporated by reference to Current Report on Form 8-K filed on April 14, 2014.
(11)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2015.
(12)	Incorporated by reference to Current Report on Form 8-K filed on January 20, 2015.
†	Management contract or compensatory plan or arrangement of the Company.