Form 10-Q
period 2016-03-31
INNERWORKINGS INC
filed 2016-05-10
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

As of May 6, 2016, the Registrant had 54,334,058 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 1,011,679 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue	$271,073	$242,095
Cost of goods sold	209,127	187,031
Gross profit	61,946	55,064
Operating expenses:
Selling, general and administrative expenses	50,627	47,647
Depreciation and amortization	4,596	4,091
Change in fair value of contingent consideration	1,911	313
Restructuring and other charges	3,344	—
Income from operations	1,468	3,013
Other income (expense):
Interest income	14	21
Interest expense	(1,077)	(1,145)
Other, net	(161)	84
Total other expense	(1,224)	(1,040)
Income before income taxes	244	1,973
Income tax expense	2,393	834
Net income (loss)	$(2,149)	$1,139

Basic earnings (loss) per share	$(0.04)	$0.02
Diluted earnings (loss) per share	$(0.04)	$0.02

Comprehensive loss	$(2,619)	$(5,303)

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,929	$30,755
Accounts receivable, net of allowance for doubtful accounts of $1,759 and $1,231, respectively	200,629	188,819
Unbilled revenue	34,548	30,758
Inventories	34,715	33,327
Prepaid expenses	12,957	14,353
Other current assets	16,707	31,825
Total current assets	320,485	329,837
Property and equipment, net	33,208	32,681
Intangibles and other assets:
Goodwill	206,069	206,257
Intangible assets, net	36,577	37,715
Deferred income taxes	788	586
Other non-current assets	1,469	1,391
Total intangibles and other assets	244,903	245,949
Total assets	$598,596	$608,467
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$130,048	$170,244
Current portion of contingent consideration	11,131	11,387
Due to seller	3,604	402
Accrued expenses	17,129	11,603
Other current liabilities	35,376	31,363
Total current liabilities	197,288	224,999
Revolving credit facility	118,615	99,258
Deferred income taxes	13,168	12,898
Contingent consideration, net of current portion	9,187	10,775
Other non-current liabilities	2,773	2,510
Total liabilities	341,031	350,440
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 62,867 and 62,645 shares issued, 53,321 and 53,098 shares outstanding, respectively	6	6
Additional paid-in capital	215,723	213,566
Treasury stock at cost, 9,547 shares	(52,207)	(52,207)
Accumulated other comprehensive loss	(14,463)	(13,993)
Retained earnings	108,506	110,655
Total stockholders' equity	257,565	258,027
Total liabilities and stockholders' equity	$598,596	$608,467

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$(2,149)	$1,139
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,596	4,091
Stock-based compensation expense	1,241	2,061
Deferred income taxes	(68)	(7)
Bad debt provision	656	875
Change in fair value of contingent consideration	1,911	313
Other operating activities	52	52
Change in assets:
Accounts receivable and unbilled revenue	(16,256)	(3,952)
Inventories	(1,388)	(6,489)
Prepaid expenses and other assets	16,382	3,100
Change in liabilities:
Accounts payable	(40,196)	(3,850)
Accrued expenses and other liabilities	10,653	(3,608)
Net cash used in operating activities	(24,566)	(6,275)

Cash flows from investing activities
Purchases of property and equipment	(3,987)	(3,719)
Net cash used in investing activities	(3,987)	(3,719)

Cash flows from financing activities
Net borrowings from revolving credit facility	19,358	5,580
Net short-term secured borrowings (repayments)	(1,803)	89
Repurchases of common stock	—	(3,500)
Payments of contingent consideration	(525)	(438)
Proceeds from exercise of stock options	984	39
Other financing activities	382	(99)
Net cash provided by financing activities	18,396	1,671

Effect of exchange rate changes on cash and cash equivalents	331	(849)
Decrease in cash and cash equivalents	(9,826)	(9,172)
Cash and cash equivalents, beginning of period	30,755	22,578
Cash and cash equivalents, end of period	$20,929	$13,406

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.

Description of the Business

InnerWorkings, Inc. (together with its subsidiaries, the "Company”) was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for the world's most marketing intensive companies, including those in the Fortune 1000, across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain, and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

The Company is organized and managed as two business segments, North America and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 14 for further information about the Company’s reportable segments.

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
Three Months Ended March 31, 2016

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

The Company recorded $1.2 million and $2.1 million in stock-based compensation expense for the three months ended March 31, 2016 and 2015, respectively. During the first quarter of 2015, $0.4 million of stock-based compensation expense was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

 Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share - Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606) Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ("ASU 2016-08") and in April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), both of which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02") which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. The update is to be applied using a modified retrospective method and is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740), (“ASU 2015-17”) which simplifies the presentation of deferred income taxes. ASU 2015-17 provides presentation requirements to classify deferred tax assets and liabilities as noncurrent in the Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company adopted the standard as of December 31, 2015 and applied the changes prospectively. The adoption resulted in $1.9 million of net current deferred tax assets reclassified to non-current liabilities in the Consolidated Balance Sheets at December 31, 2015. Adoption had no impact on the Company's results of operations.

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

2. Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. As discussed in Note 10, the process for determining the fair value of the contingent consideration liability consists of reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. Subsequent to the acquisition date, the Company estimates the fair value of the contingent

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

consideration liability each reporting period, and any adjustments made to the fair value are recorded in the Company’s results of operations. If an acquisition reaches the required performance measures within the reporting period, the fair value of the contingent consideration liability is increased to 100%, the maximum potential payment, and reclassified to Due to Seller.

The Company has recorded $20.3 million in contingent consideration at March 31, 2016 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended March 31, 2016 and 2015, the Company recorded expense of $1.9 million and $0.3 million, respectively.

As of March 31, 2016, the potential maximum contingent payments, excluding the amounts recorded in Due to seller which are currently payable, would be due as follows if all performance measures are achieved (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2016	$12,733	$9,112
2017	69,269	11,206
	$82,002	$20,318

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $82.0 million, the Company estimates that the fair value of the payments that will be made is $20.3 million.

3. Goodwill

The following is a summary of the goodwill balance for each operating segment as of March 31, 2016 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2015	$170,735	$35,522	$206,257
Foreign exchange impact	42	(230)	(188)
Net goodwill as of March 31, 2016	$170,777	$35,292	$206,069

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

The fair value estimates used in the goodwill impairment analysis require significant judgment. The Company's fair value estimates for purposes of performing the analysis are considered Level 3 fair value measurements. The fair value estimates were based on assumptions that management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

The Company reviews for potential impairment indicators each reporting period and does not believe that goodwill is impaired as of March 31, 2016.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

	March 31, 2016	December 31, 2015	Weighted Average Life
Customer lists	$74,114	$73,759	13.6
Noncompete agreements	981	988	4.0
Trade names	3,208	3,228	12.6
Patents	57	57	9.0
	78,360	78,032
Less accumulated amortization	(41,783)	(40,317)
Intangible assets, net	$36,577	$37,715

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

Amortization expense related to these intangible assets was $1.4 million and $1.4 million for the three months ended March 31, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter is as follows (in thousands):

Remainder of 2016	$4,119
2017	5,157
2018	4,644
2019	4,353
2020	4,292
Thereafter	14,012
$36,577

5. Restructuring Activities and Other Charges

2016: On December 14, 2015, the Company approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. In connection with these actions, the Company expects to incur total pre-tax cash restructuring charges of $4.5 million to $6.0 million, the majority of which will be recognized during 2016. These cash charges will include approximately $3.5 million to $4.9 million for employee severance and related benefits and $1.0 million to $1.1 million for lease and contract termination and other associated costs. As required by law, the Company is consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of March 31, 2016, the Company has recognized $4.4 million in restructuring charges related to this plan, of which $0.3 million, $3.3 million and $0.8 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2016 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Total
Balance at December 31, 2015	$284	$75	$359
Charges	2,545	799	3,344
Cash payments	(609)	—	(609)
Balance at March 31, 2016	$2,220	$874	$3,094

2015: No restructuring activities occurred during the three months ended March 31, 2015.

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s effective income tax rate was 979.9% and 42.3% for the three months ended March 31, 2016 and 2015, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended March 31, 2016 and 2015, $1.9 million and $0.3 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements.

7. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended March 31, 2016 and 2015, an aggregate of 3.4 million and 2.7 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for the three months ended March 31, 2016 and 2015 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2016	2015
Numerator:
Net income (loss)	$(2,149)	$1,139

Denominator:
Weighted-average shares outstanding – basic	53,145	52,754
Effect of dilutive securities:
Employee and director stock options and restricted common shares	—	937
Contingently issuable shares	—	188
Weighted-average shares outstanding – diluted	53,145	53,879

Basic earnings (loss) per share	$(0.04)	$0.02
Diluted earnings (loss) per share	$(0.04)	$0.02

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
	Foreign currency	Foreign currency
Balance, beginning of period	$(13,993)	$(5,401)
Other comprehensive loss before reclassifications	(470)	(6,442)
Net current-period other comprehensive loss	(470)	(6,442)
Balance, end of period	$(14,463)	$(11,843)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2016 and 2015 was $0.4 million and $0.4 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.1 million for the three months ended March 31, 2016 and 2015, respectively. The net amount receivable from Arthur J. Gallagher & Co. at March 31, 2016 was $0.2 million.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of March 31, 2016 and December 31, 2015. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rates. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and reclassified to Due to Seller, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.2 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2016 and December 31, 2015 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

At March 31, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(20,318)	$—	$—	$(20,318)

At December 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(22,162)	$—	$—	$(22,162)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2015	$(22,162)
Contingent consideration payments paid in cash	525
Change in fair value(1)	(1,911)
Reclassification to Due to seller	3,201
Foreign exchange impact(2)	29
Balance as of March 31, 2016	$(20,318)

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

11. Commitments and Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately ($1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Production Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

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

In February 2014, shortly following the Company’s announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim. On September 30, 2015, the Court granted in part and denied in part the motion to dismiss, resulting in the dismissal with prejudice of all claims relating to the inside sales initiative. On March 18, 2016, the parties reached an agreement in principle to settle the litigation. The settlement, which remains subject to Court approval, provides for payment to the class of $6.0 million, including plaintiff’s attorneys’ fees, in exchange for a full and final release; the settlement also includes a denial of liability or any wrongdoing by the Company and the individual defendants. The settlement payment will be fully paid by the Company’s insurance carrier. On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The demand letter has been forwarded to the Company’s Board of Directors for its review and handling, and a Committee of three independent directors of the Board of Directors is reviewing and evaluating the matters raised in the letter.

In March 2016, Capgemini America, Inc. (“Capgemini”) filed a complaint against the Company in the United States District Court for the Northern District of Illinois, alleging breach of contract and unjust enrichment in connection with the Company’s termination of Capgemini’s services under an agreement requiring Capgemini to provide certain business process outsourcing services to the Company. The complaint seeks damages of $2.4 million, interest, costs, and attorney’s fees. The Company disputes the claims and intends to vigorously defend the matter. In April 2016, the Company filed an answer, affirmative defenses and counterclaims against Capgemini. The Company’s counterclaims allege fraud in the inducement, Illinois Consumer Fraud Act liability, and breach of contract, and seek compensatory and punitive damages, costs, and attorney’s fees in an amount to be determined.

12. Revolving Credit Facility

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.00 to 1.0 for the quarter ended March 31, 2016 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of March 31, 2016.

At March 31, 2016, the Company had $32.7 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The fair value of the debt under this Credit Agreement is not materially different from its book value as of March 31, 2016.

13. Share Repurchase Program

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock. During the three months ended March 31, 2015, the Company repurchased 544,624 shares of its common stock for $3.5 million in the aggregate at an average cost of $6.43 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

14. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. In fiscal year 2015, segments were organized and managed by the CODM as three business segments: North America, including the United States and Canada; EMEA, including operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia; and LATAM, including operations in Mexico, South America and Central America. Effective in the first fiscal quarter of 2016, the Company implemented changes to the organizational structure of the Latin America and EMEA segments which included combining the two segments under single management and managing those businesses as one segment. In conjunction with this change, the CODM now manages the results of the Company as two business segments: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes all other operations across Europe, Asia, Mexico, Central America and South America; Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for the Company’s reportable segments and Other for the three month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended March 31, 2016:
Net revenue from third parties	$190,004	$81,069	$—	$271,073
Net revenue from other segments	—	3,767	(3,767)	—
Total net revenues	190,004	84,836	(3,767)	271,073
Adjusted EBITDA (1)	16,346	4,102	(7,888)	12,560

Three Months Ended March 31, 2015:
Net revenue from third parties	$170,801	$71,294	$—	$242,095
Net revenue from other segments	—	186	(186)	—
Total net revenues	170,801	71,480	(186)	242,095
Adjusted EBITDA (1)	15,664	1,247	(7,433)	9,478

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2016

	Three Months Ended March 31,
	2016	2015
Adjusted EBITDA	$12,560	$9,478
Depreciation and amortization	(4,596)	(4,091)
Stock-based compensation expense	(1,241)	(2,061)
Change in fair value of contingent consideration	(1,911)	(313)
Restructuring and other charges	(3,344)	—
Income from operations	1,468	3,013
Total other expense	(1,224)	(1,040)
Income before income taxes	$244	$1,973

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including Fortune 1000 brands, across a wide range of industries. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network, substantial procurement data, buying power and deep domain expertise to design, procure and execute branded marketing and promotional materials, signage and displays, retail experiences, events and promotions, creative services and product packaging across every major market worldwide. The items we source are generally procured through the marketing supply chain, and we refer to these items collectively as marketing materials. Our solution is designed to deliver substantial savings, shorter lead times, greater brand consistency, and more control and transparency across the marketing supply chain while delivering high-quality products and services for our clients.

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

 We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. We have increased our annual revenue from $5.0 million in 2002 to $1,029.4 million in 2015, representing a compound annual growth rate of 50.6%.

Our corporate headquarters are located in Chicago, Illinois. As of March 31, 2016, we operated in 67 global office locations in more than 39 countries. Effective in the first fiscal quarter of 2016, we organize our operations into two segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia.

Revenue

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis. During the three months ended March 31, 2016, enterprise clients accounted for 85% of our revenue, while transactional clients accounted for 15% of our revenue.

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

Our revenue from enterprise clients tends to generate lower gross profit as a percentage of revenue, which we refer to as gross profit margins, than our revenue from transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower than the gross profit margins typically realized in our transactional business.

Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our transactional business on an operating profit basis because the commission expense associated with enterprise clients is generally lower.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit margins on our enterprise clients are typically lower than our gross profit margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for the three months ended March 31, 2016 and 2015 was $61.9 million and $55.1 million, or 22.9% and 22.7% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.7% and 19.7% for the three months ended March 31, 2016 and 2015, respectively.

 We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $0.8 million as of March 31, 2016 from $0.9 million as of December 31, 2015.

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

Comparison of three months ended March 31, 2016 and 2015

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$190,004	70.1%	$170,801	70.6%
International	81,069	29.9%	71,294	29.4%
Net revenues from third parties	$271,073	100.0%	$242,095	100.0%

North America

North America revenue increased by $19.2 million, or 11.2%, from $170.8 million during the three months ended March 31, 2015 to $190.0 million during the three months ended March 31, 2016. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $9.8 million, or 13.7%, from $71.3 million during the three months ended March 31, 2015 to $81.1 million during the three months ended March 31, 2016. This increase is primarily driven by organic growth from new and existing customers, offset by the strengthening of the U.S. Dollar.

Cost of goods sold

Our cost of goods sold increased by $22.1 million, or 11.8%, from $187.0 million during the three months ended March 31, 2015 to $209.1 million during the three months ended March 31, 2016. The increase is a result of increased revenue during the three months ended March 31, 2016 as described above. Our cost of goods sold as a percentage of revenue was 77.1% and 77.3% during the three months ended March 31, 2016 and 2015, respectively.

Gross profit margin

Our gross profit margin was 22.9% and 22.7% during the three months ended March 31, 2016 and 2015, respectively. This increase is due to a shift in revenue mix to higher margin categories during the three months ended March 31, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.0 million, or 6.3%, from $47.6 million during the three months ended March 31, 2015 to $50.6 million during the three months ended March 31, 2016. As a percentage of revenue, selling, general and administrative expenses decreased from 19.7% for the three months ended March 31, 2015 to 18.7% for the three months ended March 31, 2016. This decrease is primarily due to improved leverage of fixed costs from higher revenues.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million, or 12.3%, from $4.1 million during the three months ended March 31, 2015 to $4.6 million during the three months ended March 31, 2016. This increase is driven by additional depreciation expense from additional capital expenditures, including internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $1.6 million from $0.3 million during the three months ended March 31, 2015 to $1.9 million during the three months ended March 31, 2016. This increase was primarily due to previously acquired entities achieving applicable financial targets during the three months ended March 31, 2016, resulting in an increase to the fair value of the related liability.

Restructuring and asset write down charges

During the three months ended March 31, 2016, we recorded restructuring and other charges of $3.3 million. During the fourth quarter of 2015, the Company approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. As required by law, the Company is consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of March 31, 2016, the Company has recognized $4.4 million in restructuring charges related to this plan of which $0.3 million, $3.3 million and $0.8 million is related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

No restructuring activities occurred during the three months ended March 31, 2015.

Income from operations

Income from operations decreased by $1.5 million, or 51.3%, from $3.0 million during the three months ended March 31, 2015 to $1.5 million during the three months ended March 31, 2016. As a percentage of revenue, income from operations was 0.5% and 1.2% during the three months ended March 31, 2016 and 2015, respectively. This decrease is primarily attributable to the restructuring charges discussed above, partially offset by higher gross profit margin and lower selling, general and administrative expenses as a percentage of revenue.

Other expense

Other expense increased by $0.2 million from $1.0 million during the three months ended March 31, 2015 to $1.2 million during the three months ended March 31, 2016. This increase is primarily driven by losses on foreign currency transactions in the International segment due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $1.6 million from $0.8 million during the three months ended March 31, 2015 to $2.4 million during the three months ended March 31, 2016. Our effective tax rate was 979.9% and 42.3% for the three months ended March 31, 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended March 31, 2016 and 2015, $1.9 million and $0.3 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of these transactions in each period, the effective tax rate was 43.2% and 36.6% in the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate in 2016 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the effect of valuation allowances on the tax losses of certain entities.

Net income (loss)

Net income (loss) decreased by $3.3 million, or 288.7%, from $1.1 million during the three months ended March 31, 2015 to $(2.1) million during the three months ended March 31, 2016. This decrease is primarily due to restructuring charges discussed above, increased other expense and a higher income tax expense discussed above. Net income as a percentage of revenue was (0.8)% and 0.5% during the three months ended March 31, 2016 and 2015, respectively.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and other amounts itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income (loss) is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows (in thousands):

	Three Months Ended March 31,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$16,346	130.1%	$15,664	165.3%
International	4,102	32.7	1,247	13.2
Other(1)	(7,888)	(62.8)	(7,433)	(78.4)
Adjusted EBITDA	$12,560	100.0%	$9,478	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2016 compared to 2015.  Adjusted EBITDA increased by $3.1 million, or 32.5%, from $9.5 million in 2015 to $12.6 million in 2016. North America Adjusted EBITDA increased by $0.7 million, or 4.4%, from $15.7 million in 2015 to $16.3 million in 2016 due to increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $2.9 million, or 229.0%, from $1.2 million in 2015 to $4.1 million in 2016 primarily due to organic growth of new enterprise customers and improved profitability associated with the global realignment plan discussed above. Other Adjusted EBITDA decreased by $0.5 million, or 6.1%, from $(7.4) million in 2015 to $(7.9) million in 2016.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(2,149)	$1,139
Income tax expense	2,393	834
Total other expense	1,224	1,040
Depreciation and amortization	4,596	4,091
Stock-based compensation expense	1,241	2,061
Change in fair value of contingent consideration	1,911	313
Restructuring and other charges	3,344	—
Non-GAAP Adjusted EBITDA	$12,560	$9,478

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

	Three Months Ended March 31,
	2016	2015
Net income (loss)	$(2,149)	$1,139
Change in fair value of contingent consideration, net of tax	1,911	311
Restructuring and other charges, net of tax	2,964	—
Realignment-related income tax charges	397	—
Adjusted net income	$3,123	$1,450
Weighted average shares outstanding, diluted	54,688	53,879
Non-GAAP Diluted Earnings Per Share	$0.06	$0.03

Liquidity and Capital Resources

At March 31, 2016, we had $20.9 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2016 was $24.6 million and consisted of a net loss of $2.1 million and $8.4 million of non-cash items, offset by $30.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $16.3 million, an increase in inventory of $1.4 million and a decrease in accounts payable of $40.2 million, offset by and a decrease in prepaid expenses and other assets of $16.4 million and an increase in accrued expenses and other liabilities of $10.7 million.

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

Investing Activities. Cash used in investing activities for the three months ended March 31, 2016 of $4.0 million was entirely attributable to capital expenditures.

Cash used in investing activities for the three months ended March 31, 2015 of $3.7 million was primarily attributable to capital expenditures of $3.7 million.

Financing Activities.   Cash provided by financing activities for the three months ended March 31, 2016 of $18.4 million was primarily attributable to net borrowings under the revolving credit facility of $19.4 million, offset by payments of contingent consideration of $0.5 million and net short-term secured repayments of $1.8 million.

Cash provided by financing activities for the three months ended March 31, 2015 of $1.7 million was primarily attributable to net borrowings under the revolving credit facility of $5.6 million, offset by repurchases of common stock of $3.5 million and payments of contingent consideration of $0.4 million.

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

During the three months ended March 31, 2016, the Company did not repurchase any shares of its common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We were in compliance with all debt covenants as of March 31, 2016.

At March 31, 2016, we had $32.7 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $17.5 million and $15.1 million of foreign cash and cash equivalents as of March 31, 2016 and December 31, 2015, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of March 31, 2016, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2016 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2016, we derived approximately 30.1% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. During the three months ended March 31, 2016, we did not repurchase any shares of our common stock under our share repurchase program.

The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2016 (in thousands, except per share amounts).

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
1/1/16-1/31/16	—	$—	—	2,139
2/1/16-2/29/16	74	7.01	—	2,195
3/1/16-3/31/16	9,080	7.39	—	1,900
Total	9,154	$7.39	—

(1)	Includes 9,154 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $20 million of our common stock, of which 1.9 million remains available under the plan.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

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

INNERWORKINGS, INC.

Date: May 10, 2016	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: May 10, 2016	By:	/s/ Jeffrey P. Pritchett
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