Form 10-Q
period 2016-06-30
INNERWORKINGS INC
filed 2016-08-15
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

As of August 8, 2016, the Registrant had 54,764,676 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 1,169,103 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(as revised)[1]		(as revised)[1]
Revenue	$269,220	$252,227	$540,292	$494,323
Cost of goods sold	204,126	193,248	413,253	380,278
Gross profit	65,094	58,979	127,039	114,045
Operating expenses:
Selling, general and administrative expenses	51,418	47,134	102,910	96,049
Depreciation and amortization	4,721	4,266	9,316	8,357
Change in fair value of contingent consideration	7,276	676	9,187	990
Restructuring and other charges	623	—	3,967	—
Income from operations	1,056	6,903	1,659	8,649
Other income (expense):
Interest income	24	27	38	48
Interest expense	(985)	(1,105)	(2,062)	(2,251)
Other, net	291	13	130	97
Total other expense	(670)	(1,065)	(1,894)	(2,106)
Income (loss) before income taxes	386	5,838	(235)	6,543
Income tax expense	2,710	2,183	4,782	2,613
Net income (loss)	$(2,324)	$3,655	$(5,017)	$3,930

Basic earnings (loss) per share	$(0.04)	$0.07	$(0.09)	$0.07
Diluted earnings (loss) per share	$(0.04)	$0.07	$(0.09)	$0.07

Comprehensive income (loss)	$(3,714)	$5,753	$(6,877)	$(414)
1 See Note 15 – Revision to Correct Immaterial Error in Previously Issued Financial Statements.

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	June 30, 2016	December 31, 2015
	(unaudited)	(as revised)
Assets
Current assets:
Cash and cash equivalents	$31,606	$30,755
Accounts receivable, net of allowance for doubtful accounts of $1,609 and $1,231, respectively	193,297	188,819
Unbilled revenue	27,857	30,758
Inventories	35,901	33,327
Prepaid expenses	12,145	14,353
Other current assets	17,647	31,825
Total current assets	318,453	329,837
Property and equipment, net	33,089	32,681
Intangibles and other assets:
Goodwill	204,897	206,257
Intangible assets, net	34,831	37,715
Deferred income taxes	882	586
Other non-current assets	1,415	1,391
Total intangibles and other assets	242,025	245,949
Total assets	$593,567	$608,467
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$136,260	$170,244
Current portion of contingent consideration	3,862	11,387
Due to seller	8,527	402
Accrued expenses	17,818	17,866
Other current liabilities	35,993	31,363
Total current liabilities	202,460	231,262
Revolving credit facility	111,566	99,258
Deferred income taxes	11,620	10,526
Contingent consideration, net of current portion	14,699	10,775
Other non-current liabilities	2,639	2,510
Total liabilities	342,984	354,331
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,086 and 62,645 shares issued, 53,583 and 53,098 shares outstanding, respectively	6	6
Additional paid-in capital	216,540	213,566
Treasury stock at cost, 9,503 and 9,547 shares, respectively	(51,724)	(52,207)
Accumulated other comprehensive loss	(15,853)	(13,993)
Retained earnings	101,614	106,764
Total stockholders' equity	250,583	254,136
Total liabilities and stockholders' equity	$593,567	$608,467

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
		(as revised)
Cash flows from operating activities
Net income (loss)	$(5,017)	$3,930
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,316	8,357
Stock-based compensation expense	2,358	3,628
Deferred income taxes	450	1,366
Bad debt provision	789	1,049
Change in fair value of contingent consideration	9,187	990
Other operating activities	105	104
Change in assets:
Accounts receivable and unbilled revenue	(2,366)	(10,311)
Inventories	(2,573)	(10,845)
Prepaid expenses and other assets	16,255	720
Change in liabilities:
Accounts payable	(33,984)	5,973
Accrued expenses and other liabilities	4,632	(3,974)
Net cash provided by (used in) operating activities	(848)	987

Cash flows from investing activities
Purchases of property and equipment	(7,445)	(8,656)
Net cash used in investing activities	(7,445)	(8,656)

Cash flows from financing activities
Net borrowings from revolving credit facilities	12,553	7,396
Net short-term secured borrowings	104	669
Repurchases of common stock	—	(4,897)
Payments of contingent consideration	(4,144)	(2,177)
Proceeds from exercise of stock options	1,090	599
Other financing activities	(474)	(179)
Net cash provided by financing activities	9,129	1,411

Effect of exchange rate changes on cash and cash equivalents	15	(754)
Increase (decrease) in cash and cash equivalents	851	(7,012)
Cash and cash equivalents, beginning of period	30,755	22,578
Cash and cash equivalents, end of period	$31,606	$15,566

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

1. Summary of Significant Accounting Policies

Revision

The Company has revised herein its audited consolidated financial statements for the annual periods ended December 31, 2013, December 31, 2014 and December 31, 2015 and its unaudited condensed consolidated interim periods ended March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016. See Note 15 – Revision to Correct Immaterial Error in Previously Issued Financial Statements for additional information.

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.

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

Preparation of Financial Statements and Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

Foreign Currency Translation

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

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

The Company recorded $1.1 million and $1.6 million in stock-based compensation expense for the three months ended June 30, 2016 and 2015, respectively, and $2.4 million and $3.6 million in stock-based compensation expense for the six months ended June 30, 2016 and 2015, respectively. During the first quarter of 2015, $0.4 million of stock-based compensation expense was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

 Recent Accounting Pronouncements

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016 and interim periods beginning on or after December 15, 2016. The Company does not expect ASU 2014-15 to have a material impact on its consolidated financial statements.

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

The Company has recorded $18.6 million in contingent consideration at June 30, 2016 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended June 30, 2016 and 2015, the Company recorded expense

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

of $7.3 million and $0.7 million, respectively. During the six months ended June 30, 2016 and 2015, the Company recorded expense of $9.2 million and $1.0 million, respectively.

For the three and six months ended June 30, 2016, the Company's fair value adjustment to the contingent consideration liability includes an adjustment of $7.4 million and $8.1 million, respectively, of expense to increase the liability relating to the Eyelevel acquisition due to strong financial performance in recent periods and an increase in forecasted results. This improved performance was primarily driven by significant expansion within its existing customer base in the first half of 2016. As a result of this growth and the increase in forecast, the probability of Eyelevel achieving the target threshold for the final earnout measurement period increased from less than probable to highly probable. This probability change was the primary driver of the increase in the fair value of the contingent consideration liability. The large increase in fair value resulting from the probability change also takes in to account the acquisition agreement's earnout payment structure for the final measurement period, which begins funding at $12.0 million based on cumulative EBITDA of $30.0 million but pays nothing below that threshold.

As of June 30, 2016, the potential maximum contingent payments, excluding the amounts recorded in Due to seller which are currently payable, would be due as follows if all performance measures are achieved (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2016	$1,153	$66
2017	70,553	18,494
	$71,706	$18,560

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $71.7 million, the Company estimates that the fair value of the payments that will be made is $18.6 million.

3. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of June 30, 2016 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2015	$170,735	$35,522	$206,257
Foreign exchange impact	43	(1,403)	(1,360)
Net goodwill as of June 30, 2016	$170,778	$34,119	$204,897

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

The Company reviews for potential impairment indicators each reporting period and does not believe that goodwill is impaired as of June 30, 2016.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	June 30, 2016	December 31, 2015	Weighted Average Life
Customer lists	$73,590	$73,759	13.6
Noncompete agreements	962	988	4.1
Trade names	3,160	3,228	12.6
Patents	57	57	9.0
	77,769	78,032
Less accumulated amortization	(42,938)	(40,317)
Intangible assets, net	$34,831	$37,715

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

Amortization expense related to these intangible assets was $1.4 million and $1.4 million for the three months ended June 30, 2016 and 2015, respectively, and $2.7 million and $2.9 million for the six months ended June 30, 2016 and 2015, respectively.

The estimated amortization expense for the remainder of 2016 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2016	$2,682
2017	5,098
2018	4,607
2019	4,316
2020	4,239
Thereafter	13,889
$34,831

5. Restructuring Activities and Other Charges

2016: On December 14, 2015, the Company approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. In connection with these actions, the Company expects to incur total pre-tax cash restructuring charges of $5.5 million to $5.9 million, the majority of which will be recognized during 2016. These cash charges will include approximately $4.5 million to $4.7 million for employee severance and related benefits and $1.0 million to $1.2 million for lease and contract termination and other associated costs. As required by law, the Company is consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of June 30, 2016, the Company has recognized $5.0 million in restructuring charges related to this plan, of which $0.3 million, $3.9 million and $0.8 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2016 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Total
Balance at December 31, 2015	$284	$75	$359
Charges	3,105	862	3,967
Cash payments	(2,282)	(63)	(2,345)
Balance at June 30, 2016	$1,107	$874	$1,981

2015: No restructuring activities occurred during the six months ended June 30, 2015.

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 702.0% and 37.4% for the three months ended June 30, 2016 and 2015, respectively, and (2,038.9)% and 39.9% for the six months ended June 30, 2016 and 2015, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended June 30, 2016 and 2015, $7.3 million and $0.7 million, respectively, was recognized as expense from fair value changes to contingent consideration, and in the six months ended June 30, 2016 and 2015, $9.2 million and $1.0 million, respectively, was recognized as expense from fair value changes to contingent consideration, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements.

7. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended June 30, 2016 and 2015, an aggregate of 4.2 million and 3.1 million options and restricted common shares, respectively, and during the six months ended June 30, 2016 and 2015, an aggregate of 4.2 million and 3.3 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for three and six months ended June 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(as revised)		(as revised)
Numerator:
Net income (loss)	$(2,324)	$3,655	$(5,017)	$3,930

Denominator:
Weighted-average shares outstanding – basic	53,411	52,588	53,278	52,651
Effect of dilutive securities:
Employee and director stock options and restricted common shares	—	632	—	768
Contingently issuable shares	—	992	—	496
Weighted-average shares outstanding – diluted	53,411	54,212	53,278	53,915

Basic earnings (loss) per share	$(0.04)	$0.07	$(0.09)	$0.07
Diluted earnings (loss) per share	$(0.04)	$0.07	$(0.09)	$0.07

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,
	2016	2015
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(14,463)	$(11,843)
Other comprehensive income (loss) before reclassifications	(1,390)	2,098
Net current-period other comprehensive income (loss)	(1,390)	2,098
Balance, end of period	$(15,853)	$(9,745)
	Six Months Ended June 30,
	2016	2015
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(13,993)	$(5,401)
Other comprehensive loss before reclassifications	(1,860)	(4,344)
Net current-period other comprehensive loss	(1,860)	(4,344)
Balance, end of period	$(15,853)	$(9,745)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended June 30, 2016 and 2015 was $0.5 million and $0.5 million, respectively, and $1.0 million and $0.9 million during the six months ended June 30, 2016 and 2015, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.1 million for the three months ended June 30, 2016 and 2015, respectively, and $0.2 million and $0.1 million during the six months ended June 30, 2016 and 2015, respectively. The net amount receivable from Arthur J. Gallagher & Co. at June 30, 2016 was $0.5 million.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of June 30, 2016 and December 31, 2015. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rates. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and reclassified to Due to seller, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.2 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2016 and December 31, 2015 (in thousands):

At June 30, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$—	$—	$—	$—
Liabilities:
Contingent consideration	$(18,560)	$—	$—	$(18,560)

At December 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(22,162)	$—	$—	$(22,162)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2015	$(22,162)
Contingent consideration payments paid in cash	4,144
Change in fair value(1)	(9,187)
Reclassification to Due to seller	8,124
Contingent consideration payments paid in stock	350
Foreign exchange impact(2)	171
Balance as of June 30, 2016	$(18,560)

(1)
Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements. These changes are recognized within operating expenses on the condensed consolidated statement of comprehensive income (loss).

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive loss.

11. Commitments and Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

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

In February 2014, shortly following the Company’s announcement of its intention to revise certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim. On September 30, 2015, the Court granted in part and denied in part the motion to dismiss, resulting in the dismissal with prejudice of all claims relating to the inside sales initiative. On March 18, 2016, the parties reached an agreement in principle to settle the litigation. The settlement, which remains subject to final Court approval, provides for payment to the class of $6.0 million, including plaintiff’s attorneys’ fees, in exchange for a full and final release, and includes a denial of liability or any wrongdoing by the Company and the individual defendants. The settlement payment will be fully paid by the Company’s insurance carrier. On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s revisement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The demand letter has been forwarded to the Company’s Board of Directors for its review and handling, and a Committee of independent directors of the Board of Directors is reviewing and evaluating the matters raised in the letter.

In March 2016, Capgemini America, Inc. (“Capgemini”) filed a complaint against the Company in the United States District Court for the Northern District of Illinois, alleging breach of contract and unjust enrichment in connection with the Company’s termination of Capgemini’s services under an agreement requiring Capgemini to provide certain business process outsourcing services to the Company. The complaint seeks damages of $2.4 million, interest, costs, and attorney’s fees. The Company disputes the claims and intends to vigorously defend the matter. In April 2016, the Company filed an answer, affirmative defenses and counterclaims against Capgemini. The Company’s counterclaims allege fraud in the inducement, Illinois Consumer Fraud Act liability, and breach of contract, and seek compensatory and punitive damages, costs, and attorney’s fees in an amount to be determined. In June 2016, the parties entered into a confidential settlement agreement in which the parties mutually released each other from all claims and the lawsuit was dismissed with prejudice. The settlement did not have a material impact on the Company’s financial position or results of operations.

12. Revolving Credit Facilities

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.00 to 1.0 for the quarter ended June 30, 2016 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of June 30, 2016.

At June 30, 2016, the Company had $40.3 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of June 30, 2016 as the interest rate on the loan is in line with current market rates.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2016, the Company had $4.7 million of unused availability under the Facility.

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

During the three and six months ended June 30, 2016, the Company did not repurchase any shares of its common stock. During the three months ended June 30, 2015, the Company repurchased 219,163 shares of its common stock for $1.4 million in the aggregate at an average cost of $6.38 per share. During the six months ended June 30, 2015, the Company repurchased 763,787 shares of its common stock for $4.9 million in the aggregate at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

14. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. In fiscal year 2015, segments were organized and managed by the CODM as three business segments: North America, including the United States and Canada; EMEA, including operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia; and LATAM, including operations in Mexico, South America and Central America. Effective in the first fiscal quarter of 2016, the Company implemented changes to the organizational structure of the Latin America and EMEA segments which included combining the two segments under single management and managing those businesses as one segment. In conjunction with this change, the CODM now manages the results of the Company as two business segments: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes all other operations across Europe, Asia, Mexico, Central America and South America; Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other. Prior period amounts have been restated to reflect this change.

Management evaluates the performance of its operating segments based on revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities and other items as described below. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable segments and Other for the three and six month periods noted (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	North America	International	Other	Total
Three Months Ended June 30, 2016:
Revenue from third parties	$177,006	$92,214	$—	$269,220
Revenue from other segments	—	3,742	(3,742)	—
Total revenue	177,006	95,956	(3,742)	269,220
Adjusted EBITDA(1)	15,793	6,103	(7,103)	14,793

Three Months Ended June 30, 2015 (as revised):
Revenue from third parties	$168,936	$83,291	$—	$252,227
Revenue from other segments	—	3,256	(3,256)	—
Total revenue	168,936	86,547	(3,256)	252,227
Adjusted EBITDA(1)	14,762	4,873	(6,223)	13,412

	North America	International	Other	Total
Six Months Ended June 30, 2016:
Revenue from third parties	$367,009	$173,283	$—	$540,292
Revenue from other segments	—	7,509	(7,509)	—
Total revenue	367,009	180,792	(7,509)	540,292
Adjusted EBITDA(1)	31,799	10,038	(15,350)	26,487

Six Months Ended June 30, 2015 (as revised):
Revenue from third parties	$339,737	$154,586	$—	$494,323
Revenue from other segments	—	5,453	(5,453)	—
Total revenue	339,737	160,039	(5,453)	494,323
Adjusted EBITDA(1)	29,696	5,951	(14,023)	21,624

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
		(as revised)		(as revised)
Adjusted EBITDA	$14,793	$13,412	$26,487	$21,624
Depreciation and amortization	(4,721)	(4,266)	(9,316)	(8,357)
Stock-based compensation expense	(1,117)	(1,567)	(2,358)	(3,628)
Change in fair value of contingent consideration	(7,276)	(676)	(9,187)	(990)
Restructuring and other charges	(623)	—	(3,967)	—
Income from operations	1,056	6,903	1,659	8,649
Total other expense	(670)	(1,065)	(1,894)	(2,106)
Income (loss) before income taxes	$386	$5,838	$(235)	$6,543

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

The table below presents total assets for the Company’s reportable segments and Other as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
	(unaudited)	(as revised)
North America	$351,768	$390,739
International	221,185	195,060
Other	20,614	22,668
Total assets	$593,567	$608,467

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

15. Revision to Correct Immaterial Error in Previously Issued Financial Statements

During the financial statement close for the period ended June 30, 2016, the Company identified errors that affect the current and prior years related to the recognition of non-executive bonus compensation expense under the Company's bonus plan. Historically, the Company has recorded the expense for non-executive bonuses during the quarter of payment, usually the second quarter following the service year, rather than over the course of the relevant service year. The Company now will accrue non-executive bonus expense during the course of the relevant service year when the amount is estimable and probable.

The Company has evaluated the effects of this correction in accounting for non-executive bonuses on its historical financial statements and concluded that none of the periods in the previously issued financial statements are materially misstated. Nonetheless, because correcting for the cumulative effect of the historical errors in the current period would have been material to the current period, the Company has revised its historical consolidated financial statements for the annual periods ended December 31, 2013, December 31, 2014 and December 31, 2015 and interim periods ended March 31, 2014, June 30, 2014, September 30, 2014, December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015, December 31, 2015 and March 31, 2016 to reflect the correction of this immaterial error in this Form 10-Q.

The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding revised amounts.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

Reconciliation of revised financial statement amounts

Revised consolidated statements of income amounts (in thousands)

	Year Ended December 31, 2015
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$196,194	$1,097	$197,291
Loss from operations	(11,996)	(1,097)	(13,093)
Loss before taxes	(19,673)	(1,097)	(20,771)
Income tax expense	12,665	(373)	12,292
Net loss	(32,338)	(724)	(33,063)
Basic loss per share	(0.61)	(0.02)	(0.63)
Diluted loss per share	(0.61)	(0.02)	(0.63)
Comprehensive loss	(40,930)	(724)	(41,654)

	Year Ended December 31, 2014
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$195,006	$1,184	$196,190
Income from operations	51,893	(1,184)	50,709
Income before taxes	46,775	(1,184)	45,591
Income tax expense	2,313	(458)	1,855
Net income	44,462	(726)	43,736
Basic earnings per share	0.85	(0.01)	0.84
Diluted earnings per share	0.84	(0.02)	0.82
Comprehensive income	36,284	(726)	35,558

	Year Ended December 31, 2013
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$183,443	$157	$183,600
Loss from operations	(5,981)	(157)	(6,137)
Loss before taxes	(9,216)	(157)	(9,372)
Income tax benefit	(556)	(56)	(612)
Net loss	(8,660)	(101)	(8,760)
Basic loss per share	(0.17)	—	(0.17)
Diluted loss per share	(0.17)	—	(0.17)
Comprehensive loss	(6,156)	(101)	(6,257)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

Revised consolidated balance sheet amounts (in thousands)

	As of December 31, 2015
	As Reported	Adjustments	As Revised
Accrued expenses	$11,603	$6,263	$17,866
Total current liabilities	224,999	6,263	231,262
Deferred income taxes	12,898	(2,372)	10,526
Total liabilities	350,440	3,891	354,331
Retained earnings	110,655	(3,891)	106,764
Total stockholders' equity	258,027	(3,891)	254,136

	As of December 31, 2014
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,819	$1,999	$3,818
Total current assets	304,228	1,999	306,227
Total assets	631,251	1,999	633,250
Accrued expenses	9,990	5,166	15,156
Total current liabilities	194,152	5,166	199,318
Total liabilities	335,104	5,166	340,270
Retained earnings	144,109	(3,167)	140,942
Total stockholders' equity	296,147	(3,167)	292,980
Total liabilities and stockholders' equity	631,251	1,999	633,250

	As of December 31, 2013
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,119	$1,541	$2,660
Total current assets	279,671	1,541	281,212
Total assets	614,667	1,541	616,208
Accrued expenses	17,118	3,982	21,100
Total current liabilities	218,899	3,982	222,881
Total liabilities	369,226	3,982	373,208
Retained earnings	102,928	(2,441)	100,487
Total stockholders' equity	245,441	(2,441)	243,000
Total liabilities and stockholders' equity	614,667	1,541	616,208

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

Revised consolidated statements of cash flows amounts (in thousands)

	Year Ended December 31, 2015
	As Reported	Adjustments	As Revised
Net loss	$(32,338)	$(724)	$(33,063)
Deferred income taxes	7,320	(373)	6,947
Accrued expenses and other liabilities	1,021	1,097	2,118
Net cash provided by operating activities	43,402	—	43,402

	Year Ended December 31, 2014
	As Reported	Adjustments	As Revised
Net income	$44,462	$(726)	$43,736
Deferred income taxes	(2,192)	(457)	(2,649)
Accrued expenses and other liabilities	2,162	1,183	3,345
Net cash used in operating activities	(12,515)	—	(12,515)

	Year Ended December 31, 2013
	As Reported	Adjustments	As Revised
Net loss	$(8,660)	$(101)	$(8,760)
Deferred income taxes	(653)	(55)	(708)
Accrued expenses and other liabilities	(12,121)	156	(11,965)
Net cash provided by operating activities	37,371	—	37,371

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

Reconciliation of revised quarterly financial statement amounts (unaudited)

Revised consolidated statements of income amounts (unaudited) (in thousands)

	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$50,627	$865	$51,492
Income from operations	1,468	(865)	603
Income (loss) before taxes	244	(865)	(621)
Income tax expense	2,393	(321)	2,072
Net loss	(2,149)	(544)	(2,693)
Basic loss per share	(0.04)	(0.01)	(0.05)
Diluted loss per share	(0.04)	(0.01)	(0.05)
Comprehensive loss	(2,619)	(544)	(3,163)

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$47,647	$1,268	$48,915
Income from operations	3,013	(1,268)	1,745
Income before taxes	1,973	(1,268)	705
Income tax expense	834	(405)	430
Net income	1,139	(864)	275
Basic earnings per share	0.02	(0.01)	0.01
Diluted earnings per share	0.02	(0.01)	0.01
Comprehensive loss	(5,303)	(864)	(6,167)

	Three Months Ended March 31, 2014
	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$49,571	$736	$50,307
Income from operations	1,537	(736)	802
Income before taxes	422	(736)	(314)
Income tax expense	132	(231)	(98)
Net income (loss)	290	(505)	(216)
Basic earnings per share	0.01	(0.01)	—
Diluted earnings per share	0.01	(0.01)	—
Comprehensive income	605	(505)	100

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$50,437	$(3,303)	$47,134	$50,634	$(2,134)	$48,500
Income from operations	3,600	3,303	6,903	3,397	2,134	5,531
Income before taxes	2,535	3,303	5,838	2,340	2,134	4,474
Income tax expense	1,104	1,079	2,183	733	670	1,403
Net income	1,431	2,224	3,655	1,605	1,465	3,071
Basic earnings per share	0.03	0.04	0.07	0.03	0.03	0.06
Diluted earnings per share	0.03	0.04	0.07	0.03	0.03	0.06
Comprehensive income	3,529	2,224	5,753	2,113	1,465	3,578

	Six Months Ended June 30, 2015			Six Months Ended June 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$98,084	$(2,035)	$96,049	$100,206	$(1,399)	$98,807
Income from operations	6,614	2,035	8,649	4,934	1,399	6,333
Income before taxes	4,508	2,035	6,543	2,761	1,399	4,160
Income tax expense	1,939	674	2,613	865	439	1,304
Net income	2,570	1,360	3,930	1,896	960	2,856
Basic earnings per share	0.05	0.02	0.07	0.04	0.02	0.06
Diluted earnings per share	0.05	0.02	0.07	0.04	0.01	0.05
Comprehensive income (loss)	(1,774)	1,360	(414)	2,718	960	3,679

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$47,221	$1,566	$48,787	$46,187	$1,291	$47,478
Income from operations	11,204	(1,566)	9,638	8,094	(1,291)	6,803
Income before taxes	8,989	(1,566)	7,423	6,913	(1,291)	5,622
Income tax expense	4,007	(520)	3,487	1,799	(404)	1,395
Net income	4,982	(1,046)	3,936	5,114	(887)	4,227
Basic earnings per share	0.09	(0.02)	0.07	0.10	(0.02)	0.08
Diluted earnings per share	0.09	(0.02)	0.07	0.10	(0.02)	0.08
Comprehensive (loss) income	3,118	(1,046)	2,072	525	(887)	(362)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$145,305	$(469)	$144,836	$146,393	$(107)	$146,286
Income from operations	17,818	469	18,287	13,029	107	13,136
Income before taxes	13,499	469	13,968	9,674	107	9,781
Income tax expense	5,946	154	6,100	2,665	35	2,700
Net income	7,553	314	7,868	7,009	73	7,081
Basic earnings per share	0.14	0.01	0.15	0.13	0.01	0.14
Diluted earnings per share	0.14	0.01	0.15	0.13	—	0.13
Comprehensive income	1,344	314	1,658	3,244	73	3,317

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Selling, general and administrative expenses	$50,890	$1,566	$52,456	$48,613	$1,291	$49,904
Income (loss) from operations	(29,813)	(1,566)	(31,379)	38,864	(1,291)	37,573
Income (loss) before taxes	(33,172)	(1,566)	(34,738)	37,101	(1,291)	35,810
Income tax expense (benefit)	6,720	(528)	6,192	(351)	(493)	(844)
Net income (loss)	(39,891)	(1,038)	(40,929)	37,454	(799)	36,655
Basic earnings (loss) per share	(0.75)	(0.02)	(0.77)	0.71	(0.02)	0.69
Diluted earnings (loss) per share	(0.75)	(0.02)	(0.77)	0.69	(0.01)	0.68
Comprehensive (loss) income	(42,274)	(1,038)	(43,312)	33,040	(799)	32,241

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

Revised consolidated balance sheet amounts (unaudited) (in thousands)

	As of March 31, 2016
	As Reported	Adjustments	As Revised
Accrued expenses	$17,129	$7,128	$24,257
Total current liabilities	197,288	7,128	204,416
Deferred income taxes	13,168	(2,692)	10,476
Total liabilities	341,031	4,435	345,466
Retained earnings	108,506	(4,435)	104,071
Total stockholders' equity	257,565	(4,435)	253,130

	As of March 31, 2015
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,850	$2,404	$4,254
Total current assets	301,178	2,404	303,582
Total assets	624,028	2,404	626,432
Accrued expenses	10,762	6,434	17,196
Total current liabilities	190,583	6,434	197,017
Total liabilities	334,460	6,434	340,894
Retained earnings	145,247	(4,030)	141,217
Total stockholders' equity	289,568	(4,030)	285,538
Total liabilities and stockholders' equity	624,029	2,404	626,432

	As of June 30, 2015
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,861	$1,325	$3,186
Total current assets	316,208	1,325	317,533
Total assets	641,678	1,325	643,003
Accrued expenses	9,710	3,131	12,843
Total current liabilities	203,404	3,131	206,535
Total liabilities	347,747	3,131	350,878
Retained earnings	146,405	(1,807)	144,598
Total stockholders' equity	293,932	(1,807)	292,125
Total liabilities and stockholders' equity	641,678	1,325	643,003

	As of September, 2015
	As Reported	Adjustments	As Revised
Deferred income taxes	$2,082	$1,844	$3,926
Total current assets	335,804	1,844	337,648
Total assets	660,669	1,844	662,513
Accrued expenses	10,887	4,697	15,584
Total current liabilities	208,395	4,697	213,092
Total liabilities	362,479	4,697	367,176
Retained earnings	151,389	(2,853)	148,536
Total stockholders' equity	298,190	(2,853)	295,337
Total liabilities and stockholders' equity	660,669	1,844	662,513

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	As of March 31, 2014
	As Reported	Adjustments	As Revised
Deferred income taxes	$987	$1,772	$2,759
Total current assets	300,077	1,772	301,849
Total assets	637,723	1,772	639,495
Accrued expenses	17,203	4,717	21,920
Total current liabilities	236,440	4,717	241,157
Total liabilities	390,510	4,717	395,227
Retained earnings	103,218	(2,946)	100,272
Total stockholders' equity	247,214	(2,946)	244,268
Total liabilities and stockholders' equity	637,724	1,771	639,495

	As of June 30, 2014
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,105	$1,102	$2,207
Total current assets	311,444	1,102	312,546
Total assets	648,590	1,102	649,692
Accrued expenses	11,915	2,583	14,498
Total current liabilities	245,671	2,583	248,254
Total liabilities	396,106	2,583	398,689
Retained earnings	103,768	(1,481)	102,287
Total stockholders' equity	252,484	(1,481)	251,003
Total liabilities and stockholders' equity	648,590	1,102	649,692

	As of September, 2014
	As Reported	Adjustments	As Revised
Deferred income taxes	$1,207	$1,506	$2,713
Total current assets	327,251	1,506	328,757
Total assets	659,592	1,506	661,098
Accrued expenses	16,258	3,874	20,132
Total current liabilities	231,800	3,874	235,674
Total liabilities	397,797	3,874	401,671
Retained earnings	106,655	(2,368)	104,287
Total stockholders' equity	261,795	(2,368)	259,427
Total liabilities and stockholders' equity	659,592	1,506	661,098

Consolidated statements of cash flows amounts (unaudited) (in thousands)

	Three Months Ended March 31, 2016
	As Reported	Adjustments	As Revised
Net loss	$(2,149)	$(544)	$(2,693)
Deferred income taxes	(68)	(321)	(389)
Accrued expenses and other liabilities	10,653	865	11,518
Net cash used in operating activities	(24,566)	—	(24,566)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2016

	Three Months Ended March 31, 2015
	As Reported	Adjustments	As Revised

Net income	$1,139	$(864)	$275
Deferred income taxes	(7)	(405)	(412)
Accrued expenses and other liabilities	(3,608)	1,269	(2,339)
Net cash used in operating activities	(6,275)	—	(6,275)

	Three Months Ended March 31, 2014
	As Reported	Adjustments	As Revised
Net income (loss)	$290	$(505)	$(216)
Deferred income taxes	53	(231)	(178)
Accrued expenses and other liabilities	3,371	737	4,108
Net cash used in operating activities	(8,408)	—	(8,408)

	Six Months Ended June 30, 2015
	As Reported	Adjustments	As Revised
Net income	$2,570	$1,360	$3,930
Deferred income taxes	692	674	1,366
Accrued expenses and other liabilities	(1,940)	(2,034)	(3,974)
Net cash provided by operating activities	988	—	988

	Six Months Ended June 30, 2014
	As Reported	Adjustments	As Revised
Net income	$1,896	$960	$2,856
Deferred income taxes	414	439	853
Accrued expenses and other liabilities	5,026	(1,399)	3,627
Net cash used in operating activities	(4,188)	—	(4,188)

	Nine Months Ended September 30, 2015
	As Reported	Adjustments	As Revised
Net income	$7,553	$314	$7,868
Deferred income taxes	613	155	768
Accrued expenses and other liabilities	3,459	(470)	2,989
Net cash used in operating activities	(7,257)	—	(7,257)

	Nine Months Ended September 30, 2014
	As Reported	Adjustments	As Revised
Net income	$7,009	$73	$7,081
Deferred income taxes	1,209	35	1,244
Accrued expenses and other liabilities	7,404	(107)	7,297
Net cash used in operating activities	(16,038)	—	(16,038)
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

Our corporate headquarters are located in Chicago, Illinois. As of June 30, 2016, we operated in 67 global office locations in more than 39 countries. Effective in the first fiscal quarter of 2016, we organize our operations into two segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia.

Revenue

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis. During the three and six months ended June 30, 2016, enterprise clients accounted for 84% of our revenue, while transactional clients accounted for 16% of our revenue.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit margins on our enterprise clients are typically lower than our gross profit margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for the three months ended June 30, 2016 and 2015 was $65.1 million and $59.0 million, or 24.2% and 23.4% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.1% and 18.7% for the three months ended June 30, 2016 and 2015, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, remained constant at $0.9 million as of June 30, 2016 and December 31, 2015.

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

Comparison of three months ended June 30, 2016 and 2015

Revenue

Our revenue by segment for each of the periods presented was as follows (in thousands):

	Three Months Ended June 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$177,006	65.7%	$168,936	67.0%
International	92,214	34.3%	83,291	33.0%
Revenues from third parties	$269,220	100.0%	$252,227	100.0%

North America

North America revenue increased by $8.1 million, or 4.8%, from $168.9 million during the three months ended June 30, 2015 to $177.0 million during the three months ended June 30, 2016. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $8.9 million, or 10.7%, from $83.3 million during the three months ended June 30, 2015 to $92.2 million during the three months ended June 30, 2016. This increase is primarily driven by organic growth from new and existing customers, partially offset by the strengthening of the U.S. Dollar.

Cost of goods sold

Our cost of goods sold increased by $10.9 million, or 5.6%, from $193.2 million during the three months ended June 30, 2015 to $204.1 million during the three months ended June 30, 2016. The increase is a result of increased revenue during the three months ended June 30, 2016 as described above. Our cost of goods sold as a percentage of revenue was 75.8% and 76.6% during the three months ended June 30, 2016 and 2015, respectively.

Gross profit margin

Our gross profit margin was 24.2% and 23.4% during the three months ended June 30, 2016 and 2015, respectively. This increase is due to a shift in revenue mix to higher margin categories during the three months ended June 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $4.3 million, or 9.1%, from $47.1 million during the three months ended June 30, 2015 to $51.4 million during the three months ended June 30, 2016. This increase is primarily driven by the increase in revenue described above. As a percentage of revenue, selling, general and administrative expenses remained relatively consistent at 19.1% for the three months ended June 30, 2016 and 18.7% for the three months ended June 30, 2015.

Depreciation and amortization

Depreciation and amortization expense increased by $0.4 million, or 10.6%, from $4.3 million during the three months ended June 30, 2015 to $4.7 million during the three months ended June 30, 2016. This increase is driven by additional depreciation expense from additional capital expenditures, including internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $6.6 million from $0.7 million during the three months ended June 30, 2015 to $7.3 million during the three months ended June 30, 2016. The expense for the three months ended June 30, 2016 includes an adjustment of $7.4 million of expense to increase the liability relating to the Eyelevel acquisition due to strong financial performance in recent periods and an increase in forecasted results.

Restructuring and other charges

During the three months ended June 30, 2016, we recorded restructuring and other charges of $0.6 million. During the fourth quarter of 2015, we approved a global realignment plan that is expected to allow us to more efficiently meet client needs across our international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. As required by law, we are consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of June 30, 2016, the Company has recognized $5.0 million in restructuring charges related to this plan, of which $0.3 million, $3.9 million and $0.8 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

No restructuring activities occurred during the six months ended June 30, 2015.

Income (loss) from operations

Income (loss) from operations decreased by $5.8 million, or 84.7%, from income of $6.9 million during the three months ended June 30, 2015 to income of $1.1 million during the three months ended June 30, 2016. As a percentage of revenue, income (loss) from operations was 0.4% and 2.7% during the three months ended June 30, 2016 and 2015, respectively. This decrease is primarily attributable to the restructuring charges and changes in fair values of contingent consideration as discussed above, partially offset by higher gross profit margin.

Other expense

Other expense decreased by $0.4 million from $1.1 million during the three months ended June 30, 2015 to $0.7 million during the three months ended June 30, 2016. This decrease is primarily driven by gains on foreign currency transactions in the International segment due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $0.5 million from $2.2 million during the three months ended June 30, 2015 to $2.7 million during the three months ended June 30, 2016. Our effective tax rate was 702.0% and 37.4% for the three months ended June 30, 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended June 30, 2016 and 2015, $7.3 million and $0.7 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of these transactions in each period, the effective tax rate was 29.9% and 33.6% in the three months ended June 30, 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the effect of valuation allowances on the tax losses of certain entities.

Net income (loss)

Net income decreased by $6.0 million, or 163.6%, from income of $3.7 million during the three months ended June 30, 2015 to a loss of $2.3 million during the three months ended June 30, 2016. Net income (loss) as a percentage of revenue was (0.9)% and 1.4% during the three months ended June 30, 2016 and 2015, respectively. This decrease is primarily due to restructuring charges and changes in fair values of contingent consideration, partially offset by higher gross profit margin, each as discussed above.

Diluted earnings (loss) per share

	Three Months Ended June 30,
	2016	2015
(in thousands, except per share data)		(as revised)
Net income (loss)	$(2,324)	$3,655
Denominator for dilutive earnings per share	53,411	54,212
Diluted earnings (loss) per share	$(0.04)	$0.07

Diluted earnings per share decreased by $0.11 from diluted earnings per share of $0.07 during the three months ended June 30, 2015 to a diluted loss per share of $0.04 during the three months ended June 30, 2016. This decrease is primarily due to the decrease in net income discussed above.

Comparison of six months ended June 30, 2016 and 2015

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Six Months Ended June 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$367,009	67.9%	$339,737	68.7%
International	173,283	32.1%	154,586	31.3%
Revenues from third parties	$540,292	100.0%	$494,323	100.0%

North America

North America revenue increased by $27.3 million, or 8.0%, from $339.7 million during the six months ended June 30, 2015 to $367.0 million during the six months ended June 30, 2016. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $18.7 million, or 12.1%, from $154.6 million during the six months ended June 30, 2015 to $173.3 million during the six months ended June 30, 2016. This increase is primarily driven by organic growth from new and existing customers, offset by the strengthening of the U.S. Dollar.

Cost of goods sold

Our cost of goods sold increased by $33.0 million, or 8.7%, from $380.3 million during the six months ended June 30, 2015 to $413.3 million during the six months ended June 30, 2016. The increase is a result of increased revenue during the six months ended June 30, 2016 as described above. Our cost of goods sold as a percentage of revenue was 76.5% and 76.9% during the six months ended June 30, 2016 and 2015, respectively.

Gross profit margin

Our gross profit margin was 23.5% and 23.1% during the six months ended June 30, 2016 and 2015, respectively. This increase is due to a shift in revenue mix to higher margin categories during the six months ended June 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $6.9 million, or 7.1%, from $96.0 million during the six months ended June 30, 2015 to $102.9 million during the six months ended June 30, 2016. As a percentage of revenue, selling, general and administrative expenses decreased from 19.4% for the six months ended June 30, 2015 to 19.0% for the six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense increased by $0.9 million, or 11.5%, from $8.4 million during the six months ended June 30, 2015 to $9.3 million during the six months ended June 30, 2016. This increase is driven by additional depreciation expense from additional capital expenditures, including internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $8.2 million from $1.0 million during the six months ended June 30, 2015 to $9.2 million during the six months ended June 30, 2016. The expense for the six months ended June 30, 2016 includes an adjustment of $8.1 million of expense to increase the liability relating to the Eyelevel acquisition due to strong financial performance in recent periods and an increase in forecasted results.

Restructuring and other charges

During the six months ended June 30, 2016, we recorded restructuring and other charges of $4.0 million. During the fourth quarter of 2015, we approved a global realignment plan that is expected to allow us to more efficiently meet client needs across our international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. As required by law, we are consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of June 30, 2016, the Company has recognized $5.0 million in restructuring charges related to this plan, of which $0.3 million, $3.9 million and $0.8 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

No restructuring activities occurred during the six months ended June 30, 2015.

Income (loss) from operations

Income (loss) from operations decreased by $6.9 million, or 80.8%, from $8.6 million during the six months ended June 30, 2015 to $1.7 million during the six months ended June 30, 2016. As a percentage of revenue, income (loss) from operations was 0.3% and 1.7% during the six months ended June 30, 2016 and 2015, respectively. This decrease is primarily attributable to the restructuring charges and changes in fair values of contingent consideration discussed above, partially offset by higher gross profit margin and lower selling, general and administrative expenses as a percentage of revenue.

Other expense

Other expense decreased by $0.2 million from $2.1 million during the six months ended June 30, 2015 to $1.9 million during the six months ended June 30, 2016. This decrease is primarily driven by gains on foreign currency transactions in the International segment due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $2.2 million from $2.6 million during the six months ended June 30, 2015 to $4.8 million during the six months ended June 30, 2016. Our effective tax rate was (2,038.9)% and 39.9% for the six months ended June 30, 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the six months ended June 30, 2016 and 2015, $9.2 million and $1.0 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of these transactions in each period, the effective tax rate was 35.1% and 34.8% in the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate in 2016 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the effect of valuation allowances on the tax losses of certain entities.

Net income (loss)

Net income (loss) decreased by $8.9 million, or 227.7%, from income of $3.9 million during the six months ended June 30, 2015 to a loss of $5.0 million during the six months ended June 30, 2016. Net income (loss) as a percentage of revenue was (0.9)% and 0.8% during the six months ended June 30, 2016 and 2015, respectively. This decrease is primarily due to restructuring charges and changes in fair values of contingent consideration discussed above, increased other expense and a higher income tax expense discussed above, partially offset by higher gross profit margin.

Diluted earnings (loss) per share

	Six Months Ended June 30,
	2016	2015
(in thousands, except per share data)		(as revised)
Net income (loss)	$(5,017)	$3,930
Denominator for dilutive earnings per share	53,278	53,915
Diluted earnings (loss) per share	$(0.09)	$0.07

Diluted earnings per share decreased by $0.16 from diluted earnings per share of $0.07 during the six months ended June 30, 2015 to a diluted loss per share of $0.09 during the six months ended June 30, 2016. This decrease is primarily due to the decrease in net income discussed above.

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

	Three Months Ended June 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$15,793	106.8%	$14,762	110.1%
International	6,103	41.2	4,873	36.3
Other(1)	(7,103)	(48.0)	(6,223)	(46.4)
Adjusted EBITDA	$14,793	100.0%	$13,412	100.0%

	Six Months Ended June 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$31,799	120.1%	$29,696	137.3%
International	10,038	37.9	5,951	27.5
Other(1)	(15,350)	(58.0)	(14,023)	(64.8)
Adjusted EBITDA	$26,487	100.0%	$21,624	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended June 30, 2016 and 2015.  Adjusted EBITDA increased by $1.4 million, or 10.3%, from $13.4 million during the three months ended June 30, 2015 to $14.8 million during the three months ended June 30, 2016. North America Adjusted EBITDA increased by $1.0 million, or 7.0%, from $14.8 million during the three months ended June 30, 2015 to $15.8 million during the three months ended June 30, 2016 due to increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $1.2 million, or 25.2%, from $4.9 million during the three months ended June 30, 2015 to $6.1 million during the three months ended June 30, 2016 primarily due to organic growth of new enterprise customers, improved operating leverage and higher gross profit margin discussed above. Other Adjusted EBITDA decreased by $0.9 million, or 14.1%, from $(6.2) million during the three months ended June 30, 2015 to $(7.1) million during the three months ended June 30, 2016.

Comparison of six months ended June 30, 2016 and 2015.  Adjusted EBITDA increased by $4.9 million, or 22.5%, from $21.6 million during the six months ended June 30, 2015 to $26.5 million during the six months ended June 30, 2016. North America Adjusted EBITDA increased by $2.1 million, or 7.1%, from $29.7 million during the six months ended June 30, 2015 to $31.8 million during the six months ended June 30, 2016 due to increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $4.0 million, or 68.7%, from $6.0 million during the six months ended June 30, 2015 to $10.0 million during the six months ended June 30, 2016 primarily due to organic growth of new enterprise customers, improved operating leverage and higher gross margin discussed above. Other Adjusted EBITDA decreased by $1.3 million, or 9.5%, from $(14.0) million during the six months ended June 30, 2015 to $(15.3) million during the six months ended June 30, 2016.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(2,324)	$3,655	$(5,017)	$3,930
Income tax expense	2,710	2,183	4,782	2,613
Total other expense	670	1,065	1,894	2,106
Depreciation and amortization	4,721	4,266	9,316	8,357
Stock-based compensation expense	1,117	1,567	2,358	3,628
Change in fair value of contingent consideration	7,276	676	9,187	990
Restructuring and other charges	623	—	3,967	—
Non-GAAP Adjusted EBITDA	$14,793	$13,412	$26,487	$21,624

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(2,324)	$3,655	$(5,017)	$3,930
Change in fair value of contingent consideration	7,276	669	9,187	979
Restructuring and other charges, net of tax	618	—	3,582	—
Realignment-related income tax charges	238	—	635	—
Adjusted net income	$5,808	$4,324	$8,387	$4,909
Weighted-average shares outstanding, diluted	54,297	54,212	54,139	53,915
Non-GAAP Diluted Earnings Per Share	$0.11	$0.08	$0.15	$0.09

Liquidity and Capital Resources

At June 30, 2016, we had $31.6 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2016 was $0.8 million and consisted of a net loss of $5.0 million and $22.2 million of non-cash items, offset by $18.0 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $2.4 million, an increase in inventory of $2.6 million and a decrease in accounts payable of $34.0 million, offset by and a decrease in prepaid expenses and other assets of $16.3 million and an increase in accrued expenses and other liabilities of $4.6 million.

Cash provided by operating activities for the six months ended June 30, 2015 was $1.0 million and consisted of net income of $3.9 million and $15.5 million of non-cash items, offset by $18.4 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in inventory of $10.8 million, an increase in accounts receivable and unbilled revenue of $10.3 million and a decrease in accrued expenses and other liabilities of $4.0 million, offset by an increase in accounts payable of $6.0 million.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2016 of $7.4 million was entirely attributable to capital expenditures.

Cash used in investing activities for the six months ended June 30, 2015 of $8.7 million was entirely attributable to capital expenditures.

Financing Activities.   Cash provided by financing activities for the six months ended June 30, 2016 of $9.1 million was primarily attributable to net borrowings under the revolving credit facility of $12.6 million, offset by payments of contingent consideration of $4.1 million and net short-term secured repayments of $0.1 million.

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

During the three and six months ended June 30, 2016, we did not repurchase any shares of our common stock. During the three months ended June 30, 2015, we repurchased 219,163 shares of our common stock for $1.4 million in the aggregate at an average cost of $6.38 per share. During the six months ended June 30, 2015, we repurchased 763,787 shares of our common stock for $4.9 million in the aggregate at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

Revolving Credit Facilities

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We were in compliance with all debt covenants as of June 30, 2016.

At June 30, 2016, we had $40.3 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At June 30, 2016, we had $4.7 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $25.2 million and $15.1 million of foreign cash and cash equivalents as of June 30, 2016 and December 31, 2015, respectively, which are generally denominated in the local currency where the funds are held.

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

Critical Accounting Policies and Estimates

As of June 30, 2016, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Commodity Risk

We are dependent upon the availability of paper, and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depend on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. We believe a 10% increase in the price of paper would not have a significant effect on our condensed consolidated statements of income or cash flows, as these costs are generally passed through to our clients.

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $175.0 million revolving credit facility was fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.75 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2016 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the six months ended June 30, 2016, we derived approximately 32.1% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016 (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the Evaluation Date such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as of the Evaluation Date and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-Q does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Quarterly Report and (ii) the unaudited consolidated financial statements, and other financial information, included in this Quarterly Report fairly present in all material respects in accordance with generally accepted accounting principles (“GAAP”) our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Material Weakness and Related Remediation Efforts

During the financial statement close for the period ended June 30, 2016, management identified the following material weakness:

Material Weakness

We identified a material weakness in our internal control over financial reporting relating to the recognition of non-executive bonus compensation expense. Specifically, the Company did not have a control within the financial statement close process that is designed to detect the incorrect accounting related to the accrual of non-executive bonus compensation expense.

Remediation Efforts

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. The Company now will accrue non-executive bonus expense during the course of the relevant service year when the amount is estimable and probable, which will result in the Company using the same method of accounting for non-executive bonuses as it applies to executive bonuses.

In addition, the Company has initiated a plan to remediate the material weakness noted above by adopting controls within the financial statement close process as follows: (1) implement a process to ensure accounting policies and procedures related to non-executive bonuses are reviewed on a regular basis and updated for any changes in the related bonus plans; (2) analyze and modify checklists and forms to aid in application of the Company’s principal accounting policies and procedures related to non-executive bonuses; and (3) implement additional review procedures over the calculation of the non-executive bonus expense to ensure proper application of the accounting policies and procedures and accuracy of the recorded amounts.

We will continue to seek to actively identify, develop and implement additional measures designed to materially improve and strengthen our internal control over financial reporting.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. During the three months ended June 30, 2016, we did not repurchase any shares of our common stock under our share repurchase program.

The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2016 (in thousands, except per share amounts).

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/16-4/30/16	1,066	$8.17	—	1,849
5/1/16-5/31/16	1,369	8.50	—	1,752
6/1/16-6/30/16	46,461	8.31	—	1,826
Total	48,896	$8.31	—

(1)	Includes 48,896 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $20 million of our common stock, of which 1.8 million shares remain available under the plan.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

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

INNERWORKINGS, INC.

Date: August 15, 2016	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: August 15, 2016	By:	/s/ Jeffrey P. Pritchett
Jeffrey P. Pritchett
Chief Financial Officer

Three Months Ended March 31, 2015

EXHIBIT INDEX

Number	Description
10.1
InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 6, 2016 (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 filed on June 6, 2016).

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