Form 10-Q
period 2016-09-30
INNERWORKINGS INC
filed 2016-11-08
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

As of October 31, 2016, the Registrant had 54,860,531 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 1,088,057 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$279,993	$264,720	$820,286	$759,043
Cost of goods sold	212,212	201,109	625,465	581,387
Gross profit	67,781	63,611	194,821	177,656
Operating expenses:
Selling, general and administrative expenses	52,601	48,787	155,511	144,836
Depreciation and amortization	5,066	4,485	14,382	12,842
Change in fair value of contingent consideration	788	701	9,975	1,691
Restructuring and other charges	466	—	4,433	—
Income from operations	8,860	9,638	10,520	18,287
Other income (expense):
Interest income	26	6	63	55
Interest expense	(1,191)	(1,132)	(3,252)	(3,382)
Other, net	(114)	(1,089)	16	(992)
Total other expense	(1,279)	(2,215)	(3,173)	(4,319)
Income before income taxes	7,581	7,423	7,347	13,968
Income tax expense	3,240	3,487	8,023	6,100
Net income (loss)	$4,341	$3,936	$(676)	$7,868

Basic earnings (loss) per share	$0.08	$0.07	$(0.01)	$0.15
Diluted earnings (loss) per share	$0.08	$0.07	$(0.01)	$0.15

Comprehensive income (loss)	$4,676	$2,072	$(2,201)	$1,658

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,787	$30,755
Accounts receivable, net of allowance for doubtful accounts of $2,218 and $1,231, respectively	190,438	188,819
Unbilled revenue	40,505	30,758
Inventories	45,377	33,327
Prepaid expenses	11,984	14,353
Other current assets	30,528	31,825
Total current assets	339,619	329,837
Property and equipment, net	32,279	32,681
Intangibles and other assets:
Goodwill	204,978	206,257
Intangible assets, net	33,476	37,715
Deferred income taxes	1,123	586
Other non-current assets	1,426	1,391
Total intangibles and other assets	241,003	245,949
Total assets	$612,901	$608,467
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$129,980	$170,244
Current portion of contingent consideration	19,320	11,387
Due to seller	1,683	402
Accrued expenses	21,037	17,866
Other current liabilities	35,515	31,363
Total current liabilities	207,535	231,262
Revolving credit facility	133,734	99,258
Deferred income taxes	11,594	10,526
Contingent consideration, net of current portion	—	10,775
Other non-current liabilities	2,235	2,510
Total liabilities	355,098	354,331
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,274 and 62,645 shares issued, and 53,770 and 53,098 shares outstanding, respectively	6	6
Additional paid-in capital	219,085	213,566
Treasury stock at cost, 9,504 and 9,547 shares, respectively	(51,724)	(52,207)
Accumulated other comprehensive loss	(15,518)	(13,993)
Retained earnings	105,954	106,764
Total stockholders' equity	257,803	254,136
Total liabilities and stockholders' equity	$612,901	$608,467

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities
Net income (loss)	$(676)	$7,868
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	14,382	12,842
Stock-based compensation expense	4,097	4,854
Deferred income taxes	677	768
Bad debt provision	1,433	1,214
Change in fair value of contingent consideration	9,975	1,691
Other operating activities	157	157
Change in assets:
Accounts receivable and unbilled revenue	(12,798)	(17,558)
Inventories	(12,050)	(13,116)
Prepaid expenses and other assets	3,574	(13,436)
Change in liabilities:
Accounts payable	(40,264)	4,471
Accrued expenses and other liabilities	7,861	2,989
Net cash used in operating activities	(23,632)	(7,256)

Cash flows from investing activities
Purchases of property and equipment	(10,502)	(12,126)
Net cash used in investing activities	(10,502)	(12,126)

Cash flows from financing activities
Net borrowings from revolving credit facilities	34,722	23,489
Net short-term secured borrowings	(820)	(551)
Repurchases of common stock	—	(4,897)
Payments of contingent consideration	(11,008)	(8,010)
Proceeds from exercise of stock options	2,002	650
Other financing activities	(680)	(426)
Net cash provided by financing activities	24,216	10,255

Effect of exchange rate changes on cash and cash equivalents	(50)	(813)
Decrease in cash and cash equivalents	(9,968)	(9,940)
Cash and cash equivalents, beginning of period	30,755	22,578
Cash and cash equivalents, end of period	$20,787	$12,638

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2016.

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
Three and Nine Months Ended September 30, 2016

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

The Company recorded $1.7 million and $1.2 million in stock-based compensation expense for the three months ended September 30, 2016 and 2015, respectively, and $4.1 million and $4.9 million in stock-based compensation expense for the nine months ended September 30, 2016 and 2015, respectively. During 2015, $0.4 million of stock-based compensation expense was recognized related to the modification of a former executive’s award agreements in connection with his transition agreement.

 Recent Accounting Pronouncements

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and expects to adopt this standard in the first quarter of 2017.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ("ASU 2016-08") and in April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing ("ASU 2016-10"), both of which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements, including possible transition elections and expects to adopt these standards in 2018.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which amends the existing accounting standards for revenue recognition. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. In August 2015, the FASB issued Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”) which defers the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of adopting these standards on its consolidated financial statements and expects to adopt these standards in 2018.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company does not expect ASU 2015-11 to have a material impact on its consolidated financial statements and expects to adopt this standard in the fourth quarter of 2016.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern (“ASU 2014-15”). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual periods ending after December 15, 2016 and interim periods beginning on or after December 15, 2016. The Company does not expect ASU 2014-15 to have a material impact on its consolidated financial statements and expects to adopt this standard in the fourth quarter of 2016.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017, and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

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

The Company has recorded $19.3 million in contingent consideration at September 30, 2016 related to these arrangements. Any adjustments made to the fair value of the contingent consideration liability subsequent to the acquisition date will be recorded in the Company’s results of operations. During the three months ended September 30, 2016 and 2015, the Company recorded expense of $0.8 million and $0.7 million, respectively, to increase its contingent liability related to these arrangements. During

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

the nine months ended September 30, 2016 and 2015, the Company recorded expense of $10.0 million and $1.7 million, respectively, to increase its contingent liability related to these arrangements.

For the three and nine months ended September 30, 2016, the Company's fair value adjustment to the contingent consideration liability includes an adjustment of $1.3 million and $9.4 million, respectively, of expense to increase the liability relating to the Eyelevel acquisition due to strong financial performance in recent periods and an improvement in forecasted results. This improved performance was primarily driven by significant expansion within Eyelevel's existing customer base during 2016. As a result of this growth and the increase in forecast, the probability of Eyelevel achieving the target threshold for the final earnout measurement period increased from less than probable to highly probable as of June 30, 2016, and further increased in probability as of September 30, 2016. These probability changes were the primary drivers of the increases in the fair value of the contingent consideration liability in these periods. The large year-to-date increase in fair value resulting from these probability changes also takes in to account the acquisition agreement's earnout payment structure for the final measurement period, which begins funding at $12.0 million based on cumulative EBITDA of $30.0 million but pays nothing below that threshold and up to a maximum payout of $24 million if cumulative EBITDA of $40.0 million is achieved. This increase to the contingent consideration liability for Eyelevel was partially offset by decreases in the fair value of other earnout agreements of $0.5 million and $0.6 million for the three and nine months ended September 30, 2016, respectively.

As of September 30, 2016, the potential maximum contingent payments, excluding the amounts recorded in Due to seller which are currently payable, would be due as follows if all performance measures are achieved (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2016	$—	$—
2017	69,490	19,320
	$69,490	$19,320

If the performance measures required by the applicable purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $69.5 million, the Company estimates that the fair value of the payments that will be made is $19.3 million based on expected performance and the result in payouts.

3. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of September 30, 2016 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2015	$170,735	$35,522	$206,257
Foreign exchange impact	38	(1,317)	(1,279)
Net goodwill as of September 30, 2016	$170,773	$34,205	$204,978

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

The Company reviews for potential impairment indicators each reporting period and does not believe that goodwill is impaired as of September 30, 2016.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

	September 30, 2016	December 31, 2015	Weighted Average Life
Customer lists	$73,635	$73,759	13.6
Noncompete agreements	955	988	4.1
Trade names	3,141	3,228	12.6
Patents	57	57	9.0
	77,788	78,032
Less accumulated amortization	(44,312)	(40,317)
Intangible assets, net	$33,476	$37,715

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

Amortization expense related to these intangible assets was $1.4 million and $1.5 million for the three months ended September 30, 2016 and 2015, respectively, and $4.2 million and $4.4 million for the nine months ended September 30, 2016 and 2015, respectively.

The estimated amortization expense for the remainder of 2016 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2016	$1,342
2017	5,086
2018	4,611
2019	4,316
2020	4,193
Thereafter	13,928
$33,476

5. Restructuring Activities and Other Charges

2016: On December 14, 2015, the Company approved a global realignment plan that is expected to allow the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. In connection with these actions, the Company expects to incur total pre-tax cash restructuring charges of $6.4 million to $6.7 million, the majority of which will be recognized during 2016. These cash charges will include approximately $5.4 million to $5.7 million for employee severance and related benefits and $1.0 million for lease and contract termination and other associated costs. The remainder of these charges will be incurred by the end of 2016 with payouts of the charges also in 2017. As required by law, the Company is consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of September 30, 2016, the Company has recognized $5.5 million in restructuring charges related to this plan, of which $0.3 million, $4.2 million and $1.0 million related to the North America, International and Other segments, respectively. This plan is expected to be completed by the end of 2016.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2016 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Total
Balance at December 31, 2015	$284	$75	$359
Charges	3,571	862	4,433
Cash payments	(2,991)	(863)	(3,854)
Balance at September 30, 2016	$864	$74	$938

2015: No restructuring activities occurred during the nine months ended September 30, 2015.

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 42.7% and 47.0% for the three months ended September 30, 2016 and 2015, respectively, and 109.2% and 43.7% for the nine months ended September 30, 2016 and 2015, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended September 30, 2016 and 2015, $0.8 million and $0.7 million, respectively, was recognized as expense from fair value changes to contingent consideration, and in the nine months ended September 30, 2016 and 2015, $10.0 million and $1.7 million, respectively, was recognized as expense from fair value changes to contingent consideration, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements.

7. Earnings Per Share

Basic earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options, vesting of restricted common shares, and contingently issuable shares in connection with the Company’s acquisitions. During the three months ended September 30, 2016 and 2015, an aggregate of 2.5 million and 4.0 million options and restricted common shares, respectively, and during the nine months ended September 30, 2016 and 2015, an aggregate of 4.0 million and 4.1 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings per common share for three and nine months ended September 30, 2016 and 2015 are as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Numerator:
Net income (loss)	$4,341	$3,936	$(676)	$7,868

Denominator:
Weighted-average shares outstanding – basic	53,818	52,973	53,536	52,759
Effect of dilutive securities:
Employee and director stock options and restricted common shares	817	376	—	698
Contingently issuable shares	137	—	—	—
Weighted-average shares outstanding – diluted	54,772	53,349	53,536	53,457

Basic earnings (loss) per share	$0.08	$0.07	$(0.01)	$0.15
Diluted earnings (loss) per share	$0.08	$0.07	$(0.01)	$0.15

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,
	2016	2015
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(15,853)	$(9,745)
Other comprehensive loss before reclassifications	335	(1,865)
Net current-period other comprehensive loss	335	(1,865)
Balance, end of period	$(15,518)	$(11,610)
	Nine Months Ended September 30,
	2016	2015
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(13,993)	$(5,401)
Other comprehensive loss before reclassifications	(1,525)	(6,209)
Net current-period other comprehensive loss	(1,525)	(6,209)
Balance, end of period	$(15,518)	$(11,610)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended September 30, 2016 and 2015 was $0.4 million and $0.5 million, respectively, and $1.3 million and $1.4 million during the nine months ended September 30, 2016 and 2015, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.0 million and $0.3 million for the three months ended September 30, 2016 and 2015,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

respectively, and $0.2 million and $0.5 million during the nine months ended September 30, 2016 and 2015, respectively. The net amount receivable from Arthur J. Gallagher & Co. at September 30, 2016 was $0.3 million.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of September 30, 2016 and December 31, 2015. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the applicable purchase agreements and the associated discount rates. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and reclassified to Due to seller, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are estimated by using the local government bond yields plus the Company’s credit spread. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.1 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2016 and December 31, 2015 (in thousands):

At September 30, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$—	$—	$—	$—
Liabilities:
Contingent consideration	$(19,320)	$—	$—	$(19,320)

At December 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$(22,162)	$—	$—	$(22,162)

(1)	Included in cash and cash equivalents on the balance sheet.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2015	$(22,162)
Contingent consideration payments paid in cash	11,008
Change in fair value(1)	(9,975)
Reclassification to Due to seller	1,281
Contingent consideration payments paid in stock	350
Foreign exchange impact(2)	178
Balance as of September 30, 2016	$(19,320)

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

In February 2014, shortly following the Company’s announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions, and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim. On September 30, 2015, the Court granted in part and denied in part the motion to dismiss, resulting in the dismissal with prejudice of all claims relating to the inside sales initiative. On March 18, 2016, the parties reached an agreement in principle to settle the litigation. The settlement provides for payment to the class of $6.0 million, including plaintiff’s attorneys’ fees, in exchange for a full and final release, and includes a denial of liability or any wrongdoing by the Company and the individual defendants. The settlement payment will be fully paid by the Company’s insurance carrier. On November 2, 2016, the Court issued an order approving the settlement and dismissing the action with prejudice.

On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action, and (v) typographical errors in the 2013 Form 10-K. The Company's Board of Directors formed a Committee of independent directors to review the matters raised in the letter. The Committee, with assistance from the Committee's independent legal adviser, reviewed, investigated, and evaluated the matters raised in the letter. Following the completion of its review, the Committee concluded that pursuit of the derivative claims was not in the best interests of the Company’s stockholders and recommended to the Board of Directors that it reject Turberg’s demand to pursue such claims. On November 2, 2016, the Board of Directors considered and accepted this recommendation.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.00 to 1.0 for the trailing twelve months ended September 30, 2016 and 3.00 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. The Company is in compliance with all debt covenants as of September 30, 2016.

At September 30, 2016, the Company had $24.0 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of September 30, 2016 as the debt is considered short-term in nature and the interest rates are in line with current market rates.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At September 30, 2016, the Company had $4.8 million of unused availability under the Facility.

13. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program. The Company now expects the program to run through February 12, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015, the Company repurchased 763,787 shares of its common stock for $4.9 million in the aggregate at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

Management evaluates the performance of its operating segments based on revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities and restructuring and other charges. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable segments and Other for the three and nine month periods noted (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

	North America	International	Other	Total
Three Months Ended September 30, 2016:
Revenue from third parties	$185,199	$94,794	$—	$279,993
Revenue from other segments	3,401	9,065	(12,466)	—
Total revenue	188,600	103,859	(12,466)	279,993
Adjusted EBITDA(1)	16,411	7,444	(6,935)	16,920

Three Months Ended September 30, 2015:
Revenue from third parties	$179,990	$84,730	$—	$264,720
Revenue from other segments	—	2,874	(2,874)	—
Total revenue	179,990	87,604	(2,874)	264,720
Adjusted EBITDA(1)	17,050	5,710	(6,710)	16,050

	North America	International	Other	Total
Nine Months Ended September 30, 2016:
Revenue from third parties	$550,561	$269,725	$—	$820,286
Revenue from other segments	5,048	16,573	(21,621)	—
Total revenue	555,609	286,298	(21,621)	820,286
Adjusted EBITDA(1)	48,209	17,482	(22,284)	43,407

Nine Months Ended September 30, 2015:
Revenue from third parties	$519,727	$239,316	$—	$759,043
Revenue from other segments	—	8,328	(8,328)	—
Total revenue	519,727	247,644	(8,328)	759,043
Adjusted EBITDA(1)	46,746	11,661	(20,733)	37,674

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and certain legal settlements, restructuring and other charges, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Adjusted EBITDA	$16,920	$16,050	$43,407	$37,674
Depreciation and amortization	(5,066)	(4,485)	(14,382)	(12,842)
Stock-based compensation expense	(1,740)	(1,226)	(4,097)	(4,854)
Change in fair value of contingent consideration	(788)	(701)	(9,975)	(1,691)
Restructuring and other charges	(466)	—	(4,433)	—
Income from operations	8,860	9,638	10,520	18,287
Total other expense	(1,279)	(2,215)	(3,173)	(4,319)
Income before income taxes	$7,581	$7,423	$7,347	$13,968

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2016

The table below presents total assets for the Company’s reportable segments and Other as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
	(unaudited)
North America	$387,634	$390,739
International	204,106	195,060
Other	21,161	22,668
Total assets	$612,901	$608,467

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

Our corporate headquarters are located in Chicago, Illinois. As of September 30, 2016, we operated in 67 global office locations in more than 39 countries. Effective in the first fiscal quarter of 2016, we organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia.

Revenue

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable, and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some, or substantially all, of their marketing materials, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis. During the three and nine months ended September 30, 2016, enterprise clients accounted for 84% and 85% of our revenue, respectively, while transactional clients accounted for 16% and 15% of our revenue, respectively.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager given predetermined parameters. Our gross profit margins on our enterprise clients are typically lower than our gross profit margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for the three months ended September 30, 2016 and 2015 was $67.8 million and $63.6 million, or 24.2% and 24.0% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 18.8% and 18.4% for the three months ended September 30, 2016 and 2015, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $1.1 million as of September 30, 2016 from $0.9 million as of December 31, 2015.

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

Comparison of three months ended September 30, 2016 and 2015

Revenue

Our revenue by segment for each of the periods presented was as follows :

	Three Months Ended September 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$185,199	66.1%	$179,990	68.0%
International	94,794	33.9%	84,730	32.0%
Revenues from third parties	$279,993	100.0%	$264,720	100.0%

North America

North America revenue increased by $5.2 million, or 2.9%, from $180.0 million during the three months ended September 30, 2015 to $185.2 million during the three months ended September 30, 2016. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $10.1 million, or 11.9%, from $84.7 million during the three months ended September 30, 2015 to $94.8 million during the three months ended September 30, 2016. This increase is primarily driven by organic growth from new and existing customers, partially offset by the strengthening of the U.S. Dollar.

Cost of goods sold

Our cost of goods sold increased by $11.1 million, or 5.5%, from $201.1 million during the three months ended September 30, 2015 to $212.2 million during the three months ended September 30, 2016. The increase is a result of increased revenue during the three months ended September 30, 2016 as described above. Our cost of goods sold as a percentage of revenue was 75.8% and 76.0% during the three months ended September 30, 2016 and 2015, respectively.

Gross profit margin

Our gross profit margin was 24.2% and 24.0% during the three months ended September 30, 2016 and 2015, respectively. This increase is due to a shift in revenue mix to higher margin categories during the three months ended September 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.8 million, or 7.8%, from $48.8 million during the three months ended September 30, 2015 to $52.6 million during the three months ended September 30, 2016. This increase is primarily driven by the increase in revenue described above. As a percentage of revenue, selling, general and administrative expenses remained relatively consistent at 18.8% for the three months ended September 30, 2016 and 18.4% for the three months ended September 30, 2015.

Depreciation and amortization

Depreciation and amortization expense increased by $0.6 million, or 12.9%, from $4.5 million during the three months ended September 30, 2015 to $5.1 million during the three months ended September 30, 2016. This increase is driven by additional depreciation expense from the timing of capital expenditures, including internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $0.1 million from $0.7 million during the three months ended September 30, 2015 to $0.8 million during the three months ended September 30, 2016.

Restructuring and other charges

During the three months ended September 30, 2016, we recorded restructuring and other charges of $0.5 million. During the fourth quarter of 2015, we approved a global realignment plan that is expected to allow us to more efficiently meet client needs across our international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. As required by law, we are consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of September 30, 2016, the Company has recognized $5.5 million in restructuring charges related to this plan, of which $0.3 million, $4.2 million and $1.0 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

No restructuring activities occurred during the three months ended September 30, 2015.

Income from operations

Income from operations decreased by $0.7 million, or 8.1%, from $9.6 million during the three months ended September 30, 2015 to $8.9 million during the three months ended September 30, 2016. As a percentage of revenue, income from operations was 3.2% and 3.6% during the three months ended September 30, 2016 and 2015, respectively. This decrease is primarily attributable to the restructuring charges and changes in fair values of contingent consideration as discussed above, partially offset by higher gross profit margin.

Other expense

Other expense decreased by $0.9 million from $2.2 million during the three months ended September 30, 2015 to $1.3 million during the three months ended September 30, 2016. This decrease is primarily driven by losses on foreign currency transactions in the International segment in the prior year due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense decreased by $0.3 million from $3.5 million during the three months ended September 30, 2015 to $3.2 million during the three months ended September 30, 2016. Our effective tax rate was 42.7% and 47.0% for the three months ended September 30, 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended September 30, 2016 and 2015, $0.8 million and $0.7 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of these transactions in each period, the effective tax rate was 34.6% and 42.9% in the three months ended September 30, 2016 and 2015, respectively. The decrease in the effective tax rate in 2016 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the effect of valuation allowances on the tax losses of certain entities.

Net income

Net income increased by $0.4 million, or 10.2%, from $3.9 million during the three months ended September 30, 2015 to $4.3 million during the three months ended September 30, 2016. Net income as a percentage of revenue was 1.6% and 1.5% during the three months ended September 30, 2016 and 2015, respectively.

Diluted earnings per share

	Three Months Ended September 30,
	2016	2015
(in thousands, except per share data)
Net income	$4,341	$3,936
Denominator for dilutive earnings per share	54,772	53,349
Diluted earnings per share	$0.08	$0.07

Diluted earnings per share increased by $0.01 from $0.07 during the three months ended September 30, 2015 to $0.08 during the three months ended September 30, 2016.

Comparison of nine months ended September 30, 2016 and 2015

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Nine Months Ended September 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$550,561	67.1%	$519,727	68.5%
International	269,725	32.9%	239,316	31.5%
Revenues from third parties	$820,286	100.0%	$759,043	100.0%

North America

North America revenue increased by $30.8 million, or 5.9%, from $519.7 million during the nine months ended September 30, 2015 to $550.6 million during the nine months ended September 30, 2016. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $30.4 million, or 12.7%, from $239.3 million during the nine months ended September 30, 2015 to $269.7 million during the nine months ended September 30, 2016. This increase is primarily driven by organic growth from new and existing customers, offset by the strengthening of the U.S. Dollar.

Cost of goods sold

Our cost of goods sold increased by $44.1 million, or 7.6%, from $581.4 million during the nine months ended September 30, 2015 to $625.5 million during the nine months ended September 30, 2016. The increase is a result of increased revenue during the nine months ended September 30, 2016 as described above. Our cost of goods sold as a percentage of revenue was 76.2% and 76.6% during the nine months ended September 30, 2016 and 2015, respectively.

Gross profit margin

Our gross profit margin was 23.8% and 23.4% during the nine months ended September 30, 2016 and 2015, respectively. This increase is due to a shift in revenue mix to higher margin categories during the nine months ended September 30, 2016.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $10.7 million, or 7.4%, from $144.8 million during the nine months ended September 30, 2015 to $155.5 million during the nine months ended September 30, 2016. Our selling, general and administrative expenses as a percentage of revenue remained relatively consistent at 19.1% for the nine months ended September 30, 2015 to 19.0% for the nine months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense increased by $1.6 million, or 12.0%, from $12.8 million during the nine months ended September 30, 2015 to $14.4 million during the nine months ended September 30, 2016. This increase is driven by additional depreciation expense from the timing of capital expenditures, including internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration increased by $8.3 million from $1.7 million during the nine months ended September 30, 2015 to $10.0 million during the nine months ended September 30, 2016. The expense for the nine months ended September 30, 2016 includes an adjustment of $9.4 million of expense to increase the liability relating to the Eyelevel acquisition due to strong financial performance in recent periods and an increase in forecasted results.

Restructuring and other charges

During the nine months ended September 30, 2016, we recorded restructuring and other charges of $4.4 million. During the fourth quarter of 2015, we approved a global realignment plan that is expected to allow us to more efficiently meet client needs across our international platform. Through improved integration of global resources, the plan will create back office and other efficiencies and allow for the elimination of approximately 100 positions. As required by law, we are consulting with each of the affected countries’ local Works Councils throughout implementation of this plan.

As of September 30, 2016, the Company has recognized $5.5 million in restructuring charges related to this plan, of which $0.3 million, $4.2 million and $1.0 million related to the North America, International and Other segments, respectively. This plan is expected to be completed during 2016.

No restructuring activities occurred during the nine months ended September 30, 2015.

Income from operations

Income from operations decreased by $7.8 million, or 42.5%, from $18.3 million during the nine months ended September 30, 2015 to $10.5 million during the nine months ended September 30, 2016. As a percentage of revenue, income from operations was 1.3% and 2.4% during the nine months ended September 30, 2016 and 2015, respectively. This decrease is primarily attributable to the restructuring charges and changes in fair values of contingent consideration discussed above, partially offset by higher gross profit margin and lower selling, general and administrative expenses as a percentage of revenue.

Other expense

Other expense decreased by $1.1 million from $4.3 million during the nine months ended September 30, 2015 to $3.2 million during the nine months ended September 30, 2016. This decrease is primarily driven by losses on foreign currency transactions in the International segment in the prior year due to exchange rate fluctuations across multiple currencies.

Income tax expense

Income tax expense increased by $1.9 million from $6.1 million during the nine months ended September 30, 2015 to $8.0 million during the nine months ended September 30, 2016. Our effective tax rate was 109.2% and 43.7% for the nine months ended September 30, 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the nine months ended September 30, 2016 and 2015, $10.0 million and $1.7 million was recognized as expense from fair value changes to contingent consideration, respectively, which did not result in recognition of a deferred tax asset, therefore, increasing the effective tax rate for these periods. Additionally, the global realignment plan resulted in restructuring and other charges in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of these transactions in each period, the effective tax rate was 34.9% and 39.0% in the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rate in 2016 is primarily due to forecasted changes in pre-tax income mix by jurisdiction and the effect of valuation allowances on the tax losses of certain entities.

Net income (loss)

Net income decreased by $8.6 million, or 108.6%, from $7.9 million during the nine months ended September 30, 2015 to a loss of $0.7 million during the nine months ended September 30, 2016. Net income as a percentage of revenue was (0.1)% and 1.0% during the nine months ended September 30, 2016 and 2015, respectively. This decrease is primarily due to restructuring charges and changes in fair values of contingent consideration discussed above, increased other expense and a higher income tax expense discussed above, partially offset by higher gross profit margin.

Diluted earnings per share

	Nine Months Ended September 30,
	2016	2015
(in thousands, except per share data)
Net income (loss)	$(676)	$7,868
Denominator for dilutive earnings per share	53,536	53,457
Diluted earnings (loss) per share	$(0.01)	$0.15

Diluted earnings per share decreased by $0.16 from earnings per shares of $0.15 during the nine months ended September 30, 2015 to loss per share of $0.01 during the nine months ended September 30, 2016. This decrease is primarily due to the decrease in net income discussed above.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and restructuring charges itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows:

	Three Months Ended September 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$16,411	97.0%	$17,050	106.2%
International	7,444	44.0	5,710	35.6
Other(1)	(6,935)	(41.0)	(6,710)	(41.8)
Adjusted EBITDA	$16,920	100.0%	$16,050	100.0%

	Nine Months Ended September 30,
	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$48,209	111.1%	$46,746	124.0%
International	17,482	40.3	11,661	31.0
Other(1)	(22,284)	(51.2)	(20,733)	(55.0)
Adjusted EBITDA	$43,407	100.0%	$37,674	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended September 30, 2016 and 2015.  Adjusted EBITDA increased by $0.8 million, or 5.4%, from $16.1 million during the three months ended September 30, 2015 to $16.9 million during the three months ended September 30, 2016. North America Adjusted EBITDA decreased by $0.7 million, or 3.7%, from $17.1 million during the three months ended September 30, 2015 to $16.4 million during the three months ended September 30, 2016 due to increased selling, general and administrative expenses described above, offset by increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $1.7 million, or 30.4%, from $5.7 million during the three months ended September 30, 2015 to $7.4 million during the three months ended September 30, 2016 primarily due to organic growth of new enterprise customers, improved operating leverage and higher gross profit margin discussed above. Other Adjusted EBITDA decreased by $0.2 million, or 3.4%, from $(6.7) million during the three months ended September 30, 2015 to $(6.9) million during the three months ended September 30, 2016.

Comparison of nine months ended September 30, 2016 and 2015.  Adjusted EBITDA increased by $5.7 million, or 15.2%, from $37.7 million during the nine months ended September 30, 2015 to $43.4 million during the nine months ended September 30, 2016. North America Adjusted EBITDA increased by $1.5 million, or 3.1%, from $46.7 million during the nine months ended September 30, 2015 to $48.2 million during the nine months ended September 30, 2016 due to increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $5.8 million, or 49.9%, from $11.7 million during the nine months ended September 30, 2015 to $17.5 million during the nine months ended September 30, 2016 primarily due to organic growth of new enterprise customers, improved operating leverage and higher gross margin discussed above. Other Adjusted EBITDA decreased by $1.6 million, or 7.5%, from $(20.7) million during the nine months ended September 30, 2015 to $(22.3) million during the nine months ended September 30, 2016.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,341	$3,936	$(676)	$7,868
Income tax expense	3,240	3,487	8,023	6,100
Total other expense	1,279	2,215	3,173	4,319
Depreciation and amortization	5,066	4,485	14,382	12,842
Stock-based compensation expense	1,740	1,226	4,097	4,854
Change in fair value of contingent consideration	788	701	9,975	1,691
Restructuring and other charges	466	—	4,433	—
Non-GAAP Adjusted EBITDA	$16,920	$16,050	$43,407	$37,674

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net income (loss), with the addition of the change in the fair value of contingent consideration liabilities, impairment charges and other amounts itemized in the reconciliation table below, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted earnings per share for each of the years presented was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$4,341	$3,936	$(676)	$7,868
Change in fair value of contingent consideration	788	700	9,975	1,680
Restructuring and other charges, net of tax	382	—	3,964	—
Realignment-related income tax charges	263	—	898	—
Adjusted net income	$5,774	$4,636	$14,161	$9,548
Weighted-average shares outstanding, diluted	54,772	53,349	54,359	53,457
Non-GAAP Diluted Earnings Per Share	$0.11	$0.09	$0.26	$0.18

Liquidity and Capital Resources

At September 30, 2016, we had $20.8 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2016 was $23.6 million and consisted of a net loss of $0.7 million and $30.7 million of non-cash items, offset by $53.7 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $12.8 million, an increase in inventory of $12.0 million and a decrease in accounts payable of $40.3 million, offset by and a decrease in prepaid expenses and other assets of $3.6 million and an increase in accrued expenses and other liabilities of $7.9 million.

Cash used in operating activities for the nine months ended September 30, 2015 was $7.3 million and consisted of net income of $7.9 million and $21.5 million of non-cash items, offset by $36.7 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in inventory of $13.1 million, an increase in accounts receivable and unbilled revenue of $17.6 million and an increase in accrued expenses and other liabilities of $3.0 million, offset by an increase in accounts payable of $4.5 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2016 of $10.5 million was entirely attributable to capital expenditures.

Cash used in investing activities for the nine months ended September 30, 2015 of $12.1 million was entirely attributable to capital expenditures.

Financing Activities.   Cash provided by financing activities for the nine months ended September 30, 2016 of $24.2 million was primarily attributable to net borrowings under the revolving credit facility of $34.7 million, offset by payments of contingent consideration of $11.0 million and net short-term secured repayments of $0.8 million.

Cash provided by financing activities for the nine months ended September 30, 2015 of $10.3 million was primarily attributable to net borrowings under the revolving credit facility of $23.5 million, offset by repurchases of common stock of $4.9 million and payments of contingent consideration of $8.0 million.

Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program. The Company now expects the program to run through February 12, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its common stock. During the three months ended September 30, 2015, the Company did not repurchase any shares of its common stock. During the nine months ended September 30, 2015, the Company repurchased 763,787 shares of its common stock for $4.9 million in the aggregate at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.00 to 1.0. We were in compliance with all debt covenants as of September 30, 2016.

At September 30, 2016, we had $24.0 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At September 30, 2016, the Company had $4.8 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $18.1 million and $15.1 million of foreign cash and cash equivalents as of September 30, 2016 and December 31, 2015, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our historical business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

As of September 30, 2016, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2016 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2016, we derived approximately 32.9% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016 (the "Evaluation Date"). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of the Evaluation Date such that the information relating to the Company, including its consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Material Weakness and Related Remediation Efforts

As previously disclosed, during the financial statement close for the period ended June 30, 2016, management identified the following material weakness:

Material Weakness

We identified a material weakness in our internal control over financial reporting relating to the recognition of non-executive bonus compensation expense. Specifically, the Company did not have a control within the financial statement close process that is designed to detect the incorrect accounting related to the accrual of non-executive bonus compensation expense.

Remediation Efforts

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively. The Company is now accruing non-executive bonus expense during the course of the relevant service year when the amount is estimable and probable, which results in the Company using the same method of accounting for non-executive bonuses as it applies to executive bonuses.

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

Changes in Internal Control Over Financial Reporting

We continue to implement a new global enterprise resource planning system which includes the implementation of shared service centers in some regions. This multi-year initiative will be conducted in phases and will include modifications to the design and operation of internal controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. During the three months ended September 30, 2016, we did not repurchase any shares of our common stock under our share repurchase program.

The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2016 (in thousands, except per share amounts).

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/16-7/31/16	897	$8.51	—	1,775
8/1/16-8/31/16	7,582	8.62	—	1,703
9/1/16-9/30/16	15,306	8.84	—	1,603
Total	23,785	$8.84	—

(1)	Includes 23,785 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $20 million of our common stock, of which 1.6 million shares remain available under the plan.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

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

INNERWORKINGS, INC.

Date: November 8, 2016	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 8, 2016	By:	/s/ Jeffrey P. Pritchett
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