Form 10-K
period 2016-12-31
INNERWORKINGS INC
filed 2017-03-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30th, 2016 the last business day of the registrant’s most recent completed second quarter, was $377,408,819 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 1, 2017, the registrant had 55,114,978 shares of common stock, par value $0.0001 per share, outstanding which includes 989,898 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2016. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Unless otherwise indicated or the context otherwise requires, references in this Annual Report on Form 10-K to “InnerWorkings, Inc.,” “InnerWorkings,” the "Company” “we,” “us” or “our” are to InnerWorkings, Inc., a Delaware corporation and its subsidiaries.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in Part I, Item 1A entitled “Risk Factors” and Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. Investors are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof. Except as expressly required by federal securities laws, we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or changed circumstances.

Item 1.	Business

Our Company

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of more than 8,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

We use our supplier capability and pricing data to match orders with suppliers that are optimally suited to meet the client's needs at a highly competitive price. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all, of their marketing materials for certain categories and/or geographies and/or campaigns, typically on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis.

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2016, our annual revenues were $1.1 billion and we operated in 66 global office locations.

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

Our Solution

Utilizing our proprietary technology and data, we provide our clients a global solution to procure and deliver marketing materials at favorable prices. Our network of more than 8,000 global suppliers offers a wide variety of products and a full range of print, fulfillment and logistics services.

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

Each client is assigned an account executive and one or more production managers, who develop relationships with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client's offices. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2016, we had approximately 450 production managers, including over 250 production managers working on-site at our client's offices. Although our clients fall into two categories, enterprise and transactional, the production process for each client category is substantially similar.

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

We have created customized e-commerce stores on our client and third party platforms to order pre-selected products, such as personalized stationery, marketing brochures and promotional products. Automated order processes can send requests to our vendors for fulfillment or printing of variable print on demand products.

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the years ended December 31, 2016, 2015 and 2014, our largest customer accounted for 5%, 5% and 6% of our revenue, respectively. Revenue from our top ten clients accounted for 27%, 27% and 28% of our revenue in 2016, 2015 and 2014, respectively.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all of their marketing materials for certain categories and/or geographies and/or campaigns, typically on a recurring basis. Our contracts with our enterprise clients are generally for a three to five year term with a termination right upon advance notice ranging from 90 days to twelve months. For the years ended December 31, 2016, 2015 and 2014, enterprise clients accounted for 85%, 85% and 79% of our revenue, respectively. We provide marketing materials to our transactional clients on an order-by-order basis. For the years ended December 31, 2016, 2015 and 2014, transactional clients accounted for 15%, 15% and 21% of our revenue, respectively.

Our Products and Services

We offer a full range of solutions to support the marketing execution needs of our clients. Our outsourced print management solution encompasses the design, sourcing and delivery of printed marketing materials such as direct mail, in-store signage and marketing collateral. We provide a similar outsourced solution for the design, sourcing and delivery of other categories in the marketing supply chain, such as branded merchandise and product packaging. We also assist clients with the management of events and promotions spending and related procurement needs. Our retail environments solution involves the design, sourcing and installation of point of sale displays, permanent retail fixtures and overall store design. We also offer on-site outsourced creative studio services, digital marketing services, as well as on-demand creative services.

We offer comprehensive fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development and pre-media services, such as image and print-ready page processing and proofing capabilities. Our e-commerce and online collaboration technology empowers our clients with branded self-service ecommerce websites that prompt quick and easy online ordering, fulfillment, tracking and reporting.

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

Our Supplier Network

Our global network of more than 8,000 suppliers includes graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms, fulfillment and distribution centers and manufacturers of displays and promotional items.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality, delivery and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2016, our top ten suppliers accounted for approximately 10% of our cost of goods sold and no supplier accounted for more than 2% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our account executives sell our marketing execution solutions to corporate clients. As of December 31, 2016, we had approximately 300 account executives. Our agreements with our account executives require them to market and sell our solutions on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

We believe that we offer account executives an attractive opportunity because they can utilize our vast supplier network, proprietary pricing data and customized order management solution to sell virtually any type of marketing materials at a highly competitive price. In addition, the diverse production and service capabilities of the suppliers in our network provide our account executives the opportunity to deliver a more complete product and service offering to our clients. We believe we can better attract and retain experienced account executives than our competitors because of the breadth of products offered by our supplier network.

To date, we have been successful in attracting and retaining qualified account executives. The on-boarding process consists of training with our sales management, as well as access to a variety of sales and educational resources that are available on our intranet.

Competition

Our marketing execution solutions compete with in-house procurement departments in large marketing intensive companies, creative agencies that purchase marketing materials on behalf of their clients in connection with the agencies’ marketing campaign and brand strategy services and companies in several manufacturing industries, including design, graphics art, digital imaging and fulfillment and logistics. As a result, we compete on some level with virtually every company that is involved in printing, from graphic designers to pre-press firms and fulfillment companies.

Our primary competitors are manufacturers that employ traditional methods of marketing and selling their printed materials. The manufacturers with which we compete generally own and operate their own manufacturing equipment and typically serve clients only within the specific product categories that their equipment produces.

We also compete with manufacturing management firms and brokers. These competitors generally do not own or operate printing equipment and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors, such as Williams Lea, LogicSource and HH Global, offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in marketing materials procurement are price, product quality, customer service and reliability. Although we believe our business delivers products and services on competitive terms, our business and the marketing execution industry are relatively new and are evolving rapidly. The individuals responsible for purchasing marketing materials at our prospective clients may prefer to utilize the traditional services offered by the manufacturers with whom we compete. Alternatively, some of these manufacturers may elect to compete with us directly by offering procurement services or enterprise software applications and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

Intellectual Property

We rely primarily on a combination of copyright, patent, trademark and trade secret laws to protect our intellectual property rights. We also protect our proprietary technology through confidentiality and non-disclosure agreements with our employees and independent contractors.

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

Employees

As of December 31, 2016, we had approximately 1,800 employees and independent contractors in more than 26 countries. We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities Exchange Commission ("SEC"). We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with or the furnishing of them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us to the SEC.

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

Risks Related to Our Business

Competition could substantially impair our business and our operating results

We compete with companies in the manufacturing of marketing related products, including printed materials, in-store displays, packaging materials, graphics art and digital imaging and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are manufacturers that employ traditional methods of marketing and selling their marketing materials. Many of these manufacturers, such as Quad/Graphics and R.R. Donnelley, have larger client bases and significantly more resources than we do. Buyers may prefer to utilize the traditional services offered by the manufacturers with whom we compete. Alternatively, some of these manufacturers may elect to offer outsourced print procurement services or enterprise software applications and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of management firms and brokers. Several of these competitors, such as Williams Lea, LogicSource and HH Global, offer outsourced procurement services or enterprise software applications for the marketing industry. These competitors or new competitors that enter the market, may also offer procurement services similar to and competitive with or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable industry experience. If our competitors are able to offer comparable services, we could lose clients and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business and our operating results.

If our services do not achieve widespread commercial acceptance, our business will suffer.

Most companies currently coordinate the procurement and management of their marketing materials with their own employees using a combination of telephone, facsimile, e-mail, their own technology platforms and the Internet. Growth in the demand for our services depends on the adoption of our outsourcing model for marketing related procurement services. We may not be able to persuade prospective clients to change their traditional procurement processes. Our business could suffer if our services are not accepted or are not perceived by the marketplace to be effective or valuable.

If our suppliers do not meet our needs or expectations or those of our clients, our business would suffer.

The success of our business depends to a large extent on our relationships with our clients and our reputation for high quality marketing materials and marketing execution services. We do not own manufacturing equipment. Instead, we rely on third-party suppliers to deliver the products and services that we provide to our clients. As a result, we do not directly control the products manufactured or the services provided by our suppliers. If our suppliers do not meet our needs or expectations or those of our clients, our professional reputation may be damaged, our business would be harmed and we could be subject to legal liability.

A significant portion of our revenue is derived from a relatively limited number of large clients and any loss or decrease in sales to these clients could harm our results of operations.

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 27%, 27% and 28% of our revenue during the years ended December 31, 2016, 2015 and 2014, respectively. Our largest client accounted for 5%, 5% and 6% of our revenue in 2016, 2015 and 2014, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large enterprise clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

A significant or prolonged economic downturn or a dramatic decline in the demand for marketing materials, could adversely affect our revenue and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Continued economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the number of marketing materials that our clients order from us. Reduced demand from one of these industries or markets could negatively affect our revenues, operating income and profitability.

A significant decrease in the number of our suppliers could adversely affect our business.

Our suppliers are not contractually required to continue to accept orders from us. If production capacity at a significant number of our suppliers becomes unavailable, we will be required to use fewer suppliers, which could significantly limit our ability to serve our clients on competitive terms. In addition, we rely on price bids provided by our suppliers to populate our database. If the number of our suppliers decreases significantly, we may not be able to obtain sufficient pricing information for our database, which could adversely affect our ability to obtain favorable pricing for our clients and negatively impact our operating income and profitability.

We may face difficulties as we expand our operations into countries in which we have limited operating experience.

Aggregate revenue from our International segment represented 33%, 31% and 31% of total revenue for the years ended December 31, 2016, 2015 and 2014, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

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

As we expand our business in foreign countries, we will become exposed to increased risk of loss from foreign currency fluctuations and exchange controls, particularly the strengthening of the U.S. dollar against major currencies, as well as longer accounts receivable payment cycles. We have limited control over these risks and if we do not correctly anticipate changes in international economic and political conditions, we may not alter our business practices in time to avoid adverse effects.

The European economy continues to experience overall weakness as a result of lingering high unemployment, sovereign debt issues and tightening of government budgets. Continued weak economic conditions in Europe could adversely affect our results of operations in the European countries in which we conduct business. Additionally, concerns persist regarding the debt burden of certain of the countries that have adopted the Euro currency (the “Euro zone”) and their ability to meet future financial obligations, as well as concerns regarding the overall stability of the Euro to function as a single currency among the diverse economic, social and political circumstances within the Euro zone. We conduct a portion of our business in Euro. Although it remains uncertain whether significant changes in the utilization of the Euro will occur or what the potential impact of such changes in the Euro zone or globally might be, a material shift in circulation of the Euro could result in disruptions to our business and negatively impact our results of operations.

If we are unable to retain and expand the number of our account executives or if a significant number of our account executives leave InnerWorkings, our ability to increase our revenues could be negatively impacted.

Our ability to expand our business will depend largely on our ability to attract and retain account executives with established client relationships. Competition for qualified account executives can be challenging and we may be unable to hire such individuals. Any difficulties we experience in expanding or retaining the number of our account executives could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.

In addition, we must properly incentivize our account executives to obtain new clients and maintain existing client relationships. If a significant number of our account executives leave InnerWorkings and take their clients with them, our revenue could be negatively impacted. Although we have entered into non-competition agreements with our account executives, we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current account executives could also increase our recruiting costs and decrease our operating efficiency and productivity, which could lead to a decline in the demand for our services.

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

Most of our clients may terminate their relationships with us on short notice with no or limited penalties.

Our transactional clients, which accounted for approximately 15%, 15% and 21% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, typically use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into contracts with our enterprise clients, which accounted for approximately 85%, 85% and 79% of our revenue for the years ended December 31, 2016, 2015 and 2014, respectively, that are generally for three to five year terms. Most of these contracts, however, permit the clients to terminate our engagements upon prior notice ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or procurement strategy. If a significant number of our transactional or enterprise clients elect to terminate or not to renew their engagements with us or if the volume of their orders decreases, our business, operating results and financial condition could suffer.

We may not be able to develop or implement new systems, procedures and controls that are required to support the continued growth in our operations.

Our business continues to grow in size and complexity, and continued growth could place a significant strain on our ability to:

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

Our business and stock price may be adversely affected if our internal controls over financial reporting are not effective.

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

In this Annual Report on Form 10-K, we reported that our internal controls over financial reporting were effective as of December 31, 2016. See “Item 9A. Controls and Procedures.”

However, we cannot assure that we will not discover other material weaknesses in the future. The existence of one or more material weaknesses could result in errors to our financial statements and substantial costs and resources may be required to correct and remediate internal control deficiencies and to defend litigation. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business and financial results could deteriorate.

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

The secure and uninterrupted operation of our information technology systems is critical to our business. These systems host our own confidential information as well as third-party data, which may be targeted by sophisticated cyber attacks or other attempted intrusions. If we are the victim of a significant data security breach or if our clients perceive that we are unable to protect the security of their confidential information, we could suffer harm to our reputation with clients, be exposed to liability and incur significant remediation costs, which could have a material adverse effect on our business, financial position and results of operations.

A decrease in levels of excess capacity in the commercial print industry could have an adverse impact on our business.

We believe that for the past several years the U.S. commercial print industry has experienced significant levels of excess capacity. Our business seeks to capitalize on imbalances between supply and demand in the print industry by obtaining favorable pricing terms from suppliers in our network with excess capacity. Reduced excess capacity in the print industry generally and in our supplier network specifically, could have an adverse impact on our ability to execute our business strategy and on our business results and growth prospects.

Our inability to protect our intellectual property rights may impair our competitive position.

If we fail to protect our intellectual property rights adequately, our competitors could replicate our proprietary technology and processes and offer similar services, which would harm our competitive position. We rely primarily on a combination of copyright, patent, trademark and trade secret laws and confidentiality and nondisclosure agreements to protect our proprietary technology. We cannot be certain that the steps we have taken to protect our intellectual property rights will be adequate or that third parties will not infringe or misappropriate our rights or imitate or duplicate our services and methodologies. We may need to litigate to enforce our intellectual property rights or determine the validity and scope of the rights of others. Any such litigation could be time-consuming and costly.

If we are unable to maintain our proprietary technology, demand for our services and therefore our revenue could decrease.

We rely heavily on our proprietary technology to procure marketing materials for our clients. To keep pace with changing technologies and client demands, we must correctly interpret and address market trends and enhance the features and functionality of our technology in response to these trends, which may lead to significant research and development costs. We may be unable to accurately determine the needs of buyers or the trends in the marketing industry or to design and implement the appropriate features and functionality of our technology in a timely and cost-effective manner, which could result in decreased demand for our services and a corresponding decrease in our revenue.

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

Our future success will depend to a significant extent on the continued services of Eric D. Belcher, our Chief Executive Officer, Jeffrey P. Pritchett, our Chief Financial Officer, Robert Burkart, our Chief Information Officer and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

We have used and expect to continue to use, shares of our common stock to pay for all or a portion of our acquisitions. If the owners of potential acquisition candidates are not willing to receive our common stock in exchange for their businesses, our acquisition prospects could be limited. Future acquisitions could also result in accounting charges, potentially dilutive issuances of equity securities and increased debt and contingent liabilities, including liabilities related to unknown or undisclosed circumstances, any of which could have a material adverse effect on our business and the market price of our common stock.

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

Our business relies on a constant supply of various raw materials, including paper and ink. Prices within the print industry are directly affected by the cost of paper, which is purchased in a price sensitive market that has historically exhibited price and demand cyclicality. Prices are also affected by the cost of ink. Our profit margin and profitability are largely a function of the rates that our suppliers charge us compared to the rates that we charge our clients. If our suppliers increase the price of our orders and we are not able to find suitable or alternative suppliers, our profit margin may decline.

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

In general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2016, 2015 and 2014, our revenue was $1,090.7 million, $1,029.4 million and $1,000.1 million, respectively and our top ten clients accounted for 27%, 27% and 28%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

Our ability to raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. Such financing may not be available on acceptable terms or at all and our failure to raise capital when needed could harm our business. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve restrictive covenants and could reduce our profitability. If we cannot raise funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been and may continue to be volatile.

The trading prices of many small, mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2016, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

In addition, if the stock market experiences a loss of investor confidence, then the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that could be costly to defend and a distraction to management. As a result, you could lose all of part of your investment.

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

As of December 31, 2016, our executive officers, directors and stockholders of more than 10% of our common stock beneficially owned or controlled approximately 16.4% of our common stock. If these stockholders choose to act together, they may be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors, any amendments to our certificate of incorporation and significant corporate transactions. Without the consent of these stockholders, we could be delayed or prevented from entering into transactions (including the acquisition of our company by third parties) that may be viewed as beneficial to us or our other stockholders. In addition, this significant concentration of stock ownership may adversely affect the trading price of our common stock if investors perceive disadvantages in owning stock in a company with controlling stockholders.

We do not currently intend to pay dividends, which may limit the return on your investment.

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

Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series and to establish the preferred stock’s voting powers, preferences and other rights and qualifications without any further vote or action by the stockholders. The issuance of preferred stock could adversely affect the voting power and dividend liquidation rights of the holders of common stock. In addition, the issuance of preferred stock could have the effect of making it more difficult for a third party to acquire or discouraging a third party from acquiring, a majority of our outstanding voting stock or otherwise adversely affect the market price of our common stock. It is possible that we may need to raise capital through the sale of preferred stock in the future.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

Our principal executive offices are located in Chicago, Illinois. We have 28 other office locations in the United States and 37 office locations in 26 other countries around the world. These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, France, Czech Republic, Germany, Ireland, Russia, China, Hong Kong, Japan, Australia and various other countries and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2016 to December 22, 2026.

Item 3.	Legal Proceedings

For information on our legal proceedings, see Note 9 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol “INWK”. The following table sets forth the high and low sales prices for our common stock as reported by the Nasdaq Global Select Market for each of the periods listed.

	High	Low
2016
First Quarter	$8.02	$6.06
Second Quarter	$8.87	$7.59
Third Quarter	$10.08	$8.08
Fourth Quarter	$10.08	$8.07

2015
First Quarter	$7.86	$4.94
Second Quarter	$7.05	$5.95
Third Quarter	$8.10	$6.22
Fourth Quarter	$8.69	$6.21

Holders

As of March 9, 2017, there were 29 holders of record of our common stock, which does not include stockholders who held their shares through brokers or other nominees in "street name." The holders of our common stock are entitled to one vote per share.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20.0 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension of the share repurchase program. The Company now expects the program to run through February 12, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three months ended December 31, 2016, we did not repurchase any of our common stock under our share repurchase program and purchased a small number of shares delivered by employees to satisfy minimum tax withholding requirements upon the vesting of restricted stock. The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2016 (in thousands, except per share amounts) to satisfy minimum tax withholding requirements upon the vesting of restricted stock:

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/16-10/31/16	1	$8.80	—	1,714
11/1/16-11/30/16	19	8.58	—	1,633
12/1/16-12/31/16	1	9.85	—	1,533
Total	21	$9.85	—

(1)
The share repurchase plan authorized by the Board of Directors allows repurchases of up to $20 million of our common stock. The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that, the Company specifically incorporates it by reference.

The following graph assumes $100 was invested on December 31, 2011 in the common stock of the Company and each of the following indices and assumes reinvestment of any dividends. The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec 31, 2011	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016
INWK	$100	$148	$84	$84	$81	$106
NASDAQ Market Index	$100	$116	$160	$182	$192	$207
Dow Jones Business Support Services Index	$100	$126	$167	$172	$189	$213

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$1,090,704	$1,029,353	$1,000,133	$890,960	$789,585
Cost of goods sold	827,156	789,159	770,674	688,934	612,026
Gross profit	263,548	240,194	229,459	202,026	177,559
Selling, general and administrative expenses	209,967	197,291	196,190	183,600	147,106
Depreciation and amortization	17,916	17,472	17,723	13,664	10,790
Change in fair value of contingent consideration	10,417	(270)	(37,873)	(31,331)	(27,689)
Preference claim settlement charge	—	—		—	1,099
VAT settlement charge	—	—		—	1,485
Goodwill impairment charge	—	37,539	—	37,908	—
Intangible asset impairment charges	70	202	2,710	—	—
Restructuring charges	5,615	1,053	—	4,322	—
Income (loss) from operations	19,563	(13,093)	50,709	(6,137)	44,768
Gain on sale of investments	—	—		—	1,196
Interest income	86	69	57	76	66
Interest expense	(4,171)	(4,612)	(4,428)	(2,954)	(2,438)
Other, net	(153)	(3,135)	(747)	(357)	94
Total other income (expense)	(4,238)	(7,678)	(5,118)	(3,235)	(1,082)
Income (loss) before income taxes	15,325	(20,771)	45,591	(9,372)	43,686
Income tax expense (benefit)	10,955	12,292	1,855	(612)	5,481
Net income (loss)	$4,370	$(33,063)	$43,736	$(8,760)	$38,205
Net income (loss) per share of common stock:
Basic	$0.08	$(0.63)	$0.84	$(0.17)	$0.78
Diluted	$0.08	$(0.63)	$0.82	$(0.17)	$0.75
Shares used in per share calculations:
Basic	53,607	52,791	52,096	50,875	48,811
Diluted	54,460	52,791	53,104	50,875	51,240

Consolidated balance sheet data:
Cash and cash equivalents	$30,924	$30,755	$22,578	$18,606	$17,219
Working capital(1)	104,371	79,609	89,994	53,784	83,085
Total assets	590,999	608,467	633,249	616,208	515,716
Revolving credit facility(2)	107,468	99,258	104,539	69,000	65,000
Total stockholders’ equity	264,626	254,136	292,980	243,000	242,363

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.

(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A, “Risk Factors.”

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of more than 8,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

We use our supplier capability and pricing data to match orders with suppliers that are optimally suited to meet the client's needs at a highly competitive price. By leveraging our technology and data, our clients are able to reduce overhead costs, redeploy internal resources and obtain favorable pricing and service terms. In addition, our ability to track individual transactions and provide customized reports detailing procurement activity on an enterprise-wide basis provides our clients with greater visibility and control of their marketing materials expenditures.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable and transportation. Our clients fall into two categories, enterprise and transactional. We enter into contracts with our enterprise clients to provide some or substantially all, of their marketing materials for certain categories, geographies and/or campaigns, on a recurring basis. We provide marketing materials to our transactional clients on an order-by-order basis.

As of December 31, 2016, we had approximately 1,800 employees and independent contractors in more than 26 countries. Effective with the first fiscal quarter of 2016, we organized our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2016, we generated global revenue from third parties of $734.2 million in the North America segment and $356.5 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $1,090.7 million, $1,029.4 million and $1,000.1 million in 2016, 2015 and 2014, respectively, reflecting growth rates of 6.0% and 2.9% in 2016 and 2015, respectively, as compared to the corresponding prior year. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise clients usually order marketing materials in higher dollar amounts and volume than our transactional clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of marketing materials on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of marketing materials on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their marketing products on a recurring basis. Our contracts with enterprise clients are generally three to five years, subject to termination by either party upon prior notice ranging from 90 days to twelve months.

Several of our enterprise clients have outsourced substantially all of their recurring marketing materials needs to us. We provide marketing materials to our transactional clients on an order-by-order basis. For the years ended December 31, 2016, 2015 and 2014, enterprise clients accounted for 85%, 85% and 79% of our revenue, respectively, while transactional clients accounted for 15%, 15% and 21% of our revenue, respectively.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin, in the case of some of our enterprise clients, is fixed by contract or, in the case of transactional clients, is dependent on prices negotiated on a job-by-job basis. Once either type of client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We generally take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Our revenue from enterprise clients tends to generate lower gross profit margins than our revenue from transactional clients because the gross profit margins established in our contracts with large enterprise clients are generally lower. Although our enterprise revenue generates lower gross profit margins, our enterprise business tends to be as profitable as our transactional business on an operating profit basis because the commission expense associated with enterprise clients is generally lower.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit for years ended December 31, 2016, 2015 and 2014 was $263.5 million, $240.2 million and $229.5 million or 24.2%, 23.3% and 22.9% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.3%, 19.2% and 19.6% in 2016, 2015 and 2014, respectively.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $0.5 million as of December 31, 2016 from $0.9 million as of December 31, 2015.

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

We are required to make payment to our suppliers for completed jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $2.2 million, $1.9 million and $2.0 million in 2016, 2015 and 2014, respectively.

Our income (loss) from operations for 2016, 2015 and 2014 was $19.6 million, $(13.1) million and $50.7 million, respectively.

Critical Accounting Policies

Revenue Recognition

We recognize revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectability is reasonably assured. Unbilled revenue represents shipments that have been made to customers for which the related account receivable has not yet been invoiced.

In accordance with ASC 605-45, Revenue Recognition – Principal Agent Considerations, we generally report revenue on a gross basis because we are the primary obligor in our arrangements to procure marketing materials and other products for our customers. Under these arrangements, we are responsible for the fulfillment, including the acceptability, of the marketing materials and other products. In addition, we (i) determine which suppliers are included in our network, (ii) have discretion to select from among the suppliers within our network, (iii) are obligated to pay our suppliers regardless of whether we are paid by our customers and (iv) have reasonable latitude to establish exchange price. In some transactions, we also have general inventory risk and are involved in the determination of the nature or characteristics of the marketing materials and products. When we are not the primary obligor, revenues are reported on a net basis.

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

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivable. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2016. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment as of as of the first day of the fourth fiscal quarter of each year.

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

We performed our impairment test as of October 1, 2016, our measurement date, and concluded there was no impairment in any of our reporting units. We also concluded that no goodwill impairment existed as of December 31, 2016.

In the fourth quarter of 2015, we determined that our goodwill was impaired and recorded a non-cash, goodwill impairment charge of $37.5 million at the EMEA reporting unit as a result of the test. For additional information related to the goodwill impairment in 2015, see the discussion of our results of operations below.

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

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompetion agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompetion agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2016, the net balance of our intangible assets was $31.5 million.

In the fourth quarter of 2016, we recorded a non-cash, intangible asset impairment charge of $0.1 million. For additional information related to the intangible asset impairment, see the discussion of our results of operations below.

Contingent Purchase Consideration

In connection with some of our business acquisitions accounted for under ASC 805, contingent consideration is payable in cash or shares of our common stock upon the achievement of certain performance measures over future periods. For these acquisitions, we have estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. We have recorded $19.3 million and $22.2 million in contingent purchase consideration obligations at December 31, 2016 and 2015, respectively. Changes in estimated fair value of the contingent purchase consideration obligations are recorded in our results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business.

Stock-Based Compensation

We account for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price for restricted shares. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. This valuation model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the stock over the expected life and the expected dividend yield. We use historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

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

We recorded $5.6 million, $5.9 million and $5.4 million in compensation expense related to stock-based compensation, for the years ended December 31, 2016, 2015 and 2014, respectively.

Income Taxes

We operate in numerous states and countries through our various subsidiaries and must allocate our income, expenses and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments, including estimates of future earnings and taxable income. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment.

As a result of certain realization requirements of ASC 718, we have not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2016, we have $3.1 million and $2.6 million in federal and state tax deductions, respectively, related to stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements, but it is not expected to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the standard, the income tax effects of awards are required to be recognized in the income statement when the awards vest or are settled, as opposed to in additional paid-in capital under the current guidance. The standard also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, which the Company has elected to adopt. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. In the first quarter of 2017, the Company will apply a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09") is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The FASB has issued several amendments to the standard since ASU 2014-09.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application

(the modified retrospective transition method). We currently anticipate adopting the standard electing to use the modified retrospective transition method. The standard provides an option to apply the transition method to all contracts at the inception date or only to contracts that are not completed as of that date. At the current time, the Company only intends to apply the standard to contracts that are not completed as of December 31, 2017. Also, we anticipate disclosing the aggregate effect of contract modifications that occur before the beginning of the earliest reporting period presented (only for contracts not completed at the date of adoption).

We are currently evaluating the full impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements. Historically, the Company generally reports revenue on a gross basis because the Company has been determined to be the primary obligor in its arrangements to procure marketing materials and other products for our customers. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our classification of revenues and cost of goods sold.

The new standard will be effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the standard in the first quarter of 2018.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11in the fourth quarter of 2016, the adoption had no material impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern, ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2014-15 in the fourth quarter of 2016, the adoption had no material impact on its consolidated financial statements and related disclosures.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2016	2015	2014
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	76.7%	77.1%
Gross profit	24.2%	23.3%	22.9%
Operating expenses:
Selling, general and administrative expenses	19.3%	19.2%	19.6%
Depreciation and amortization	1.6%	1.7%	1.8%
Change in fair value of contingent consideration	1.0%	—%	(3.9)%
Goodwill impairment charge	—%	3.6%	—%
Intangible asset impairment charges	—%	—%	0.3%
Restructuring charges	0.5%	0.1%	—%
Income (loss) from operations	1.8%	(1.3)%	5.1%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(0.4)%	(0.4)%	(0.4)%
Other, net	—%	(0.3)%	(0.1)%
Total other expense	(0.4)%	(0.7)%	(0.5)%
Income (loss) before taxes	1.4%	(2.0)%	4.6%
Income tax expense (benefit)	1.0%	1.2%	0.2%
Net income (loss)	0.4%	(3.2)%	4.4%

Comparison of years ended December 31, 2016, 2015 and 2014

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
North America	$734,164	67.3%	$708,532	68.8%	$688,942	68.9%
International	356,540	32.7	320,821	31.2	311,191	31.1
Net revenue from third parties	$1,090,704	100.0%	$1,029,353	100.0%	$1,000,133	100.0%

2016 compared to 2015. Our revenue increased by $61.4 million or 6.0%, from $1,029.4 million in 2015 to $1,090.7 million in 2016.

North America

North America revenue increased by $25.7 million or 3.6%, from $708.5 million in 2015 to $734.2 million in 2016. This increase was driven primarily by organic growth from new enterprise clients added during the last 12 to 24 months, partially offset by a reduction in our transactional client activity during the year ended December 31, 2016.

International

International revenue increased by $35.7 million or 11.1%, from $320.8 million in 2015 to $356.5 million in 2016. Excluding foreign currency impacts, International revenue increased by approximately $56.4 million or 17.6%, primarily due to organic growth from new and existing enterprise customers.

2015 compared to 2014. Our revenue increased by $29.3 million or 2.9%, from $1,000.1 million in 2014 to $1,029.4 million in 2015.

North America

North America revenue increased by $19.6 million or 2.8%, from $688.9 million in 2014 to $708.5 million in 2015. This increase is driven primarily by organic new enterprise account growth.

International

International revenue increased by $9.6 million or 3.0%, from $311.2 million in 2014 to $320.8 million in 2015. This increase is driven primarily by organic new enterprise account growth and existing customer growth in the region.

Cost of goods sold

2016 compared to 2015. Our cost of goods sold increased by $38.0 million or 4.8%, from $789.2 million in 2015 to $827.2 million in 2016. The increase is a result of higher revenue in 2016. Our cost of goods sold as a percentage of revenue was 75.8% in 2016 and 76.7% in 2015.

2015 compared to 2014. Our cost of goods sold increased by $18.5 million or 2.4%, from $770.7 million in 2014 to $789.2 million in 2015. The increase is a result of the revenue growth in 2015. Our cost of goods sold as a percentage of revenue was 76.7% in 2015 and 77.1% in 2014.

Gross Profit

2016 compared to 2015. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 24.2% in 2016 and 23.3% in 2015. This increase was primarily driven by favorable product category and geographical mix in 2016 compared to 2015.

2015 compared to 2014. Our gross margin increased from 22.9% in 2014 to 23.3% in 2015. This increase was primarily driven by favorable product category and geographical mix in 2015 compared to 2014.

Selling, general and administrative expenses

2016 compared to 2015. Selling, general and administrative expenses increased by $12.7 million or 6.4%, from $197.3 million in 2015 to $210.0 million in 2016. As a percentage of revenue, selling, general and administrative expenses increased from 19.2% in 2015 to 19.3% in 2016. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.

2015 compared to 2014. Selling, general and administrative expenses increased by $1.1 million or 0.6%, from $196.2 million in 2014 to $197.3 million in 2015. As a percentage of revenue, selling, general and administrative expenses decreased from 19.6% in 2014 to 19.2% in 2015. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of procurement staff to secure new enterprise accounts.

Depreciation and amortization

2016 compared to 2015. Depreciation and amortization expense increased by $0.4 million or 2.5%, from $17.5 million in 2015 to $17.9 million in 2016. As a percentage of revenue, depreciation and amortization expense decreased from 1.7% in 2015 to 1.6% in 2016.

In accordance with the Company’s fixed asset policy, the Company reviews the estimated useful lives of all its fixed assets, including software assets at least once a year or when there are indicators that a useful life has changed. The review during the fourth quarter of 2016 indicated that the estimated useful lives of certain proprietary software were longer than the current estimated useful lives. As a result, effective October 1, 2016, the Company changed the estimated useful lives of a portion of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. These assets had a net book value of $20.8 million as of October 1, 2016. The effect of this change in estimate resulted in a reduction of depreciation expense by $1.4 million, increase in net income by $0.8 million and increase in basic and diluted earnings per share by $0.015 for the year ended December 31, 2016.

2015 compared to 2014. Depreciation and amortization expense decreased by $0.2 million or 1.4%, from $17.7 million in 2014 to $17.5 million in 2015. As a percentage of revenue, depreciation and amortization expense decreased from 1.8% in 2014 to 1.7% in 2015. This decrease is primarily driven by customer list amortization which is amortized based on expected cash flows which generally declines over the life of the asset.

Change in fair value of contingent consideration

2016 compared to 2015. Expense from the change in fair value of contingent consideration decreased by $10.7 million from income of $0.3 million in 2015 to expense of $10.4 million in 2016. The decrease was primarily attributable to adjustments made to the contingent consideration liabilities related to the Company's EYELEVEL acquisition. For the year ended December 31, 2016 , the Company's fair value adjustment to the contingent consideration liability includes an adjustment of $10.7 million of expense to increase the liability relating to the EYELEVEL acquisition due to strong financial performance in recent periods and an improvement in forecasted results. This improved performance was primarily driven by significant expansion within EYELEVEL's existing customer base during 2016. There was also a decrease in the fair value of all other earn-out agreements of $0.3 million for the year ended December 31, 2016.

2015 compared to 2014. Income from the change in fair value of contingent consideration decreased by $37.6 million from $37.9 million in 2014 to $0.3 million in 2015. The decrease was primarily attributable to adjustments made to the contingent consideration liabilities related to DB Studios and Productions Graphics in 2015.

Goodwill impairment charge

During the years ended December 31, 2016, 2015 and 2014, we recorded goodwill impairment charges of $0.0 million, $37.5 million and $0.0 million, respectively.

2015 Goodwill Impairment Charge

We performed our annual impairment test as of October 1, 2015. In the first step of the impairment test, we concluded that the carrying amount of the EMEA reporting unit exceeded its fair value, requiring us to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair values of the North America and Latin America reporting units exceeded their carrying values and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the EMEA reporting unit, we compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.5 million non-cash, goodwill impairment charge which was recognized during the fourth quarter of 2015. No tax benefit was recognized on the goodwill impairment. This charge had no impact on our cash flows or compliance with debt covenants.

Intangible asset impairment charges

In the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination within our International segment.

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

In the fourth quarter of 2014, we recognized a $2.7 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of

December 31, 2014. Of the total charge, $2.4 million related to customer lists in the North America segment and $0.3 million related to customer lists in the EMEA segment.

Restructuring charges

During the years ended December 31, 2016 and 2015, we recorded restructuring charges of $5.6 million and $1.1 million, respectively. There were no restructuring charges recorded during 2014.

 During the fourth quarter of 2015, management approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million.

During the year ended December 31, 2016, the Company recognized $5.6 million in restructuring charges related to this plan of which $0.5 million, $3.9 million and $1.2 million related to the North America, International and Other segments, respectively. The plan was completed in the fourth quarter of 2016 and most of the remaining cash charges accrued as of December 31, 2016, will be paid out in 2017.

No restructuring charges were incurred during 2014.

Income (loss) from operations

2016 compared to 2015. Income (loss) from operations increased by $32.7 million from $(13.1) million in 2015, to $19.6 million in 2016. This increase was primarily attributable to an increase in sales, as well as the goodwill impairment charge recognized in 2015, all of which are discussed above.

2015 compared to 2014. Income (loss) from operations decreased by $63.8 million, from $50.7 million in 2014 to, $(13.1) million in 2015. As a percentage of revenue, income (loss) from operations was (1.3)% and 5.1% in 2015 and 2014, respectively. This decrease is primarily attributable to the goodwill impairment charge in 2015 as well as the decrease in income from contingent consideration in 2015, all of which are discussed above.

 Other income and expense

2016 compared to 2015. Other expense decreased by $3.5 million, from $7.7 million in 2015, to $4.2 million in 2016. This decrease was primarily attributable to the $1.5 million remeasurement of Company's net assets in Venezuela in 2015.

2015 compared to 2014. Other expense increased by $2.6 million, from $5.1 million in 2014, to $7.7 million in 2015. This increase was primarily attributable to an increase in foreign exchange loss due to a charge of $1.5 million for the remeasurement of the Company's net assets in Venezuela.

Provision for income taxes

2016 compared to 2015. Income tax expense decreased by $1.3 million from tax expense of $12.3 million in 2015 to tax expense of $11.0 million in 2016. Our effective income tax rate was 71.5% and (59.2)% in 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates for 2016 and 2015 were affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the years ended December 31, 2016 and 2015 $10.4 million and $(0.3) million, respectively, was recognized as expense (income) from changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods. This decrease was offset by a $37.5 million goodwill impairment charge in 2015 since the goodwill was not deductible and the impairment does not result in a tax benefit.

Additionally, during the fourth quarter of 2015, we recognized a $4.7 million non-cash charge to record valuation allowances on deferred tax assets of certain foreign operations affected by the global realignment which have net operating loss carryforwards and other deferred tax assets for which it is considered more likely than not that those assets will not be realized. During 2016 we recognized an additional $1.2 million non-cash charge related to changes in the valuation allowances against those net operating loss carryforwards affected by the realignment. Excluding the impact of these and other discrete factors and events, our effective tax rate was 33.5% and 40.5% during 2016 and 2015, respectively.

2015 compared to 2014. Income tax expense increased by $10.4 million, from of $1.9 million in 2014 to $12.3 million in 2015. Our effective income tax rate was 4.1% and (59.2)% in 2014 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

Net income (loss)

2016 compared to 2015. Net income (loss) increased by $37.5 million from a loss of $(33.1) million in 2015 to income of$4.4 million in 2016. Net income (loss) as a percentage of revenue was 0.4% and (3.2)% in 2016 and 2015, respectively.

2015 compared to 2014. Net income (loss) decreased by $76.8 million from $43.7 million in 2014 to $(33.1) million in 2015. Net income (loss) as a percentage of revenue was (3.2)% and 4.4% in 2015 and 2014, respectively. This decrease is primarily attributable to a decrease in income from the change in the fair value of contingent consideration, as well as the goodwill impairment charge and restructuring charges recognized in 2015 which are discussed above.

Diluted Earnings Per Share

	Year ended December 31,
	2016	2015	2014
(in thousands, except per share data)
Net income	$4,370	$(33,063)	$43,736
Denominator for dilutive earnings per share	54,460	52,791	53,104
Diluted earnings per share	$0.08	$(0.63)	$0.82

2016 compared to 2015. Diluted earnings per share increased by $0.71 from a loss of $0.63 per share in 2015 to earnings per share of $0.08 in 2016. This increase is primarily due to the increase in net income discussed above.

2015 compared to 2014. Diluted earnings per share decreased by $1.45 from earnings per share of $0.82 in 2014 to a loss of $0.63 per share in 2015. This decrease is primarily due to the decrease in net income discussed above.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and other amounts itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income (loss) is the most directly comparable financial measure calculated in accordance with U.S. GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Year ended December 31,
	2016	% of Total	2015	% of Total	2014	% of Total
	(dollars in thousands)
North America	$67,969	114.9%	$63,744	125.5%	$57,115	137.1%
International	22,576	38.2	14,936	29.4	10,984	26.3
Other(1)	(31,392)	(53.1)	(27,881)	(54.9)	(26,445)	(63.4)
Adjusted EBITDA	$59,153	100.0%	$50,799	100.0%	$41,654	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2016 compared to 2015. Adjusted EBITDA increased by $8.4 million or 16.4%, from $50.8 million in 2015 to $59.2 million in 2016. North America Adjusted EBITDA increased by $4.3 million or 6.6%, from $63.7 million in 2015 to $68.0 million in 2016 due to increased revenue and gross profit from organic growth of new enterprise customers. International Adjusted EBITDA increased by $7.7 million or 51.2%, from $14.9 million in 2015 to $22.6 million in 2016 primarily due to organic growth of new enterprise customers and Global Realignment related cost savings. Other Adjusted EBITDA decreased by $3.5 million or 12.6%, from $(27.9) million in 2015 to $(31.4) million in 2016.

2015 compared to 2014. Adjusted EBITDA increased by $9.1 million or 22.0%, from $41.7 million in 2014 to $50.8 million in 2015. North America Adjusted EBITDA increased by $6.6 million or 11.6%, from $57.1 million in 2014 to $63.7 million in 2015 due to increased gross profit from organic new enterprise account growth. International Adjusted EBITDA increased by $3.9 million or 36.0%, from $11.0 million in 2014 to $14.9 million in 2015 due to organic new enterprise account growth. Other Adjusted EBITDA decreased by $1.5 million or 5.4%, from expense of $26.4 million in 2014 to expense of $27.9 million in 2015.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the years presented (in thousands):

	Year ended December 31,
	2016	2015	2014
Net income (loss)	$4,370	$(33,063)	$43,736
Income tax expense	10,955	12,292	1,855
Interest income	(86)	(69)	(57)
Interest expense	4,171	4,612	4,428
Other, net	153	3,135	747
Depreciation and amortization	17,916	17,472	17,723
Stock-based compensation expense	5,572	5,873	5,352
Change in fair value of contingent consideration	10,417	(270)	(37,873)
Goodwill impairment charge	—	37,539	—
Intangible asset impairment charges	70	202	2,710
Restructuring and other charges	5,615	1,053	—
Restatement-related professional fees	—	—	2,093
Secured asset reserve(1)	—	2,023	940
Adjusted EBITDA	$59,153	$50,799	$41,654
(1) The Company accrued a reserve of $2.0 million and $0.9 million in 2015 and 2014, respectively, on inventory in which it holds a security interest. The inventory was procured for a former transactional client.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net income (loss), with the addition of the change in the fair value of contingent consideration liabilities, impairment charges and other amounts itemized in the reconciliation table below, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-U.S.GAAP financial measure under SEC regulations. Diluted earnings (loss) per share is the most directly comparable financial measure calculated in accordance with U.S. GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted earnings per share for each of the years presented was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$4,370	$(33,063)	$43,736
Change in fair value of contingent consideration, net of tax	10,417	(282)	(37,571)
Goodwill impairment charge	—	37,539	—
Intangible asset impairment charges, net of tax	56	153	1,657
Restructuring and other charges, net of tax	4,873	873	—
Venezuela remeasurement charges	—	1,521	—
Secured asset reserve, net of tax(1)	—	1,239	568
Restatement-related professional fees, net of tax	—	—	1,266
Realignment-related income tax charges	1,179	4,685	—
Numerator for adjusted diluted earnings per share	$20,895	$12,665	$9,656
Weighted average shares outstanding, diluted	54,460	53,515	53,104
Adjusted diluted earnings per share	$0.38	$0.24	$0.18
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

	Three months ended
	Mar 30, 2015	June 30, 2015	Sept 30, 2015	Dec 31, 2015	Mar 31, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016
	(in thousands, except per share amounts)
Revenue	$242,095	$252,227	$264,720	$270,311	$271,073	$269,220	$279,993	$270,418
Gross profit	55,065	58,980	63,611	62,539	61,946	65,094	67,781	68,727
Net income (loss)	275	3,655	3,936	(40,929)	(2,693)	(2,324)	4,341	5,047
Earnings (loss) per share:
Basic	$0.01	$0.07	$0.07	$(0.77)	$(0.05)	$(0.04)	$0.08	$0.09
Diluted	$0.01	$0.07	$0.07	$(0.77)	$(0.05)	$(0.04)	$0.08	$0.09

Impact of Inflation

Since January 1, 2010, Venezuela has been designated as a highly inflationary economy under U.S. GAAP. In accordance with U.S. GAAP, local subsidiaries in highly inflationary economies are required to use the U.S. dollar as their functional currency and remeasure the monetary assets and liabilities not denominated in U.S. dollars using the rate applicable to conversion of a currency for purposes of dividend remittances. All exchange gains and losses resulting from remeasurement are recognized currently in income.

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

Inflation and changing prices did not have a material impact on our operations in 2016 or 2014.

Liquidity and Capital Resources

We entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, among us, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019 and provides us the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate. We are in compliance with all covenants contained in the Credit Agreement as of December 31, 2016.

At December 31, 2016, we had $30.9 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share based compensation, changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash provided by operating activities in 2016 was $10.5 million and primarily consisted of $36.4 million of non-cash items and $30.3 million used to fund working capital, offset by $4.4 million of net income during the year. The most significant impact on working capital changes consisted of a decrease in accounts receivable of $1.8 million, a decrease in inventories of $1.7 million and a decrease in prepaid expenses and other assets of $2.4 million, offset by a decrease in accounts payable of $49.0 million and an increase in accrued expenses and other liabilities of $12.8 million.

Cash provided by operating activities in 2015 was $43.4 million and primarily consisted of $72.8 million of non-cash items and $3.6 million provided by working capital, offset by $33.1 million of a net loss during the year. The most significant impact on working capital changes consisted of an increase in accounts receivable of $10.4 million, an increase in inventories of $8.2 million and an increase in prepaid expense and other assets of $6.1 million, offset by an increase in accounts payable of $26.2 million and an increase in accrued expenses and other liabilities of $2.1 million.

Cash used in operating activities in 2014 was $12.5 million and primarily consisted of $44.6 million used to fund working capital and $11.6 million of non cash items, offset by net income of $43.7 million during the year. The most significant impact on working capital changes consisted of a decrease in accounts payable of $25.2 million, an increase in accounts receivable of $14.8 million and an increase in prepaid expenses and other assets of $7.3 million, offset by an increase in accrued expenses and other liabilities of $3.3 million.

Investing Activities. In 2016, cash used in investing activities of $13.3 million was attributable to capital expenditures.

In 2015, cash used in investing activities of $15.0 million was attributable to capital expenditures, primarily consisting of software development .

In 2014, cash used in investing activities of $14.7 million was primarily attributable to capital expenditures of $14.1 million.

Financing Activities. In 2016, cash provided by financing activities of $3.6 million was primarily attributable to $11.4 million of payments of contingent consideration, $8.7 million of net borrowings under our revolving credit facility.

In 2015, cash used in financing activities of $18.4 million was primarily attributable to $8.0 million of payments of contingent consideration, $5.3 million of net repayments under our revolving credit facility and $4.9 million to acquire treasury stock.

In 2014, cash provided by financing activities of $32.3 million was primarily attributable to $35.5 million of net borrowings under our revolving credit facility and $2.6 million of borrowings under secured borrowing arrangements of certain international subsidiaries, off set by $5.8 million of payments of contingent consideration.

We will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $58.7 million available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. We may find it necessary to obtain additional equity or debt financing in the future.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $27.8 million and $15.1 million foreign cash and cash equivalents as of December 31, 2016 and 2015, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2016, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$121,289	$121,289	$—	$—	$—
Operating lease obligations	22,921	6,440	9,047	5,521	1,913
Revolving credit facility	107,468	—	107,468	—	—
Total	$251,678	$127,729	$116,515	$5,521	$1,913

This table does not include contingent consideration obligations related to any acquisitions except for those included in “Due to seller”, as these payments are payable contingent upon the achievement of future performance measures not known at this time. As of December 31, 2016, the maximum payments potentially due on these contingent consideration obligations was $67.8 million. See Note 3 “Acquisitions” to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are considered cash equivalents.  The average duration of all of our investments as of December 31, 2016, was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Czech Koruna, Peruvian Nuevo Sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2016, we derived approximately 32.7% of our revenue from international customers and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

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

ii.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii.
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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on criteria in Internal Control –Integrated Framework issued by the COSO.

Ernst & Young LLP, independent registered public accounting firm, has audited the financial statements of the Company for the fiscal years ended December 31, 2016, 2015 and 2014 and the Company’s internal control over financial reporting as of December 31, 2016. Their reports are presented on the following pages.

InnerWorkings, Inc.
March 9, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of InnerWorkings, Inc. and subsidiaries at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 9, 2017

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of InnerWorkings, Inc. and subsidiaries

We have audited InnerWorkings, Inc.’s and subsidiaries internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). InnerWorkings, Inc.’s and subsidiaries management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, InnerWorkings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of InnerWorkings, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 9, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
March 9, 2017

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenue	$1,090,704	$1,029,353	$1,000,133
Cost of goods sold	827,156	789,159	770,674
Gross profit	263,548	240,194	229,459
Operating expenses:
Selling, general and administrative expenses	209,967	197,291	196,190
Depreciation and amortization	17,916	17,472	17,723
Change in fair value of contingent consideration	10,417	(270)	(37,873)
Goodwill impairment charge	—	37,539	—
Intangible asset impairment charges	70	202	2,710
Restructuring charges	5,615	1,053	—
Income (loss) from operations	19,563	(13,093)	50,709
Other income (expense):
Interest income	86	69	57
Interest expense	(4,171)	(4,612)	(4,428)
Other, net	(153)	(3,135)	(747)
Total other expense	(4,238)	(7,678)	(5,118)
Income (loss) before taxes	15,325	(20,771)	45,591
Income tax expense	10,955	12,292	1,855
Net income (loss)	$4,370	$(33,063)	$43,736

Basic earnings (loss) per share	$0.08	$(0.63)	$0.84
Diluted earnings (loss) per share	$0.08	$(0.63)	$0.82

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$4,370	$(33,063)	$43,736
Other comprehensive (loss), before tax:
Foreign currency translation adjustments	(6,444)	(8,592)	(8,178)
Other comprehensive income (loss), before tax	(6,444)	(8,592)	(8,178)
Income tax benefit related to components of other comprehensive loss	(362)	—	—
Other comprehensive (loss), net of tax	(6,806)	(8,592)	(8,178)
Comprehensive income (loss)	$(2,436)	$(41,655)	$35,558

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$30,924	$30,755
Accounts receivable, net of allowance for doubtful accounts of $2,622 and $1,231, respectively	182,874	188,819
Unbilled revenue	32,723	30,758
Inventories	31,638	33,327
Prepaid expenses	18,772	14,353
Other current assets	24,769	31,825
Total current assets	321,700	329,837
Property and equipment, net	32,656	32,681
Intangibles and other assets:
Goodwill	202,700	206,257
Intangible assets, net	31,538	37,715
Deferred income taxes	1,031	586
Other non-current assets	1,374	1,391
Total intangibles and other assets	236,643	245,949
Total assets	$590,999	$608,467
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$121,289	$170,244
Current portion of contingent consideration	19,283	11,387
Due to seller	—	402
Other current liabilities	35,049	31,363
Accrued expenses	30,067	17,866
Total current liabilities	205,688	231,262
Revolving credit facility	107,468	99,258
Deferred income taxes	11,291	10,526
Contingent consideration, net of current portion	—	10,775
Other long-term liabilities	1,926	2,510
Total liabilities	326,373	354,331
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,391 and 62,645 shares issued, 54,088 and 53,098 shares outstanding, respectively	6	6
Additional paid-in capital	224,480	213,566
Treasury stock at cost, 9,303 and 9,547 shares, respectively	(49,458)	(52,207)
Accumulated other comprehensive loss	(20,799)	(13,993)
Retained earnings	110,397	106,764
Total stockholders' equity	264,626	254,136
Total liabilities and stockholders' equity	$590,999	$608,467

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	61,396	$6	10,113	$(62,312)	$202,042	$2,777	$100,487	$243,000

Net income							43,736	43,736
Total other comprehensive loss						(8,178)		(8,178)
Comprehensive income								35,558
Issuance of common stock upon exercise of stock awards	456	—			182			182
Issuance of treasury shares as consideration for acquisition			(1,092)	12,316			(3,281)	9,035
Excess tax benefit derived from stock award exercises					(147)			(147)
Stock-based compensation expense					5,352			5,352

Balance at December 31, 2014	61,852	6	9,021	(49,996)	207,429	(5,401)	140,942	292,980

Net loss							(33,063)	(33,063)
Total other comprehensive loss						(8,592)		(8,592)
Comprehensive loss								(41,655)
Issuance of common stock upon exercise of stock awards	793	—			675			675
Issuance of treasury shares as consideration for acquisition			(238)	2,686			(1,115)	1,571
Acquisition of treasury shares			764	(4,897)				(4,897)
Excess tax benefit derived from stock award exercises					(411)			(411)
Stock-based compensation expense					5,873			5,873

Balance at December 31, 2015	62,645	6	9,547	(52,207)	213,566	(13,993)	106,764	254,136

Net income							4,370	4,370
Total other comprehensive loss, net of tax						(6,806)		(6,806)
Comprehensive loss								(2,436)
Issuance of common stock upon exercise of stock awards	746	—			1,770			1,770
Issuance of treasury shares as consideration for acquisition			(244)	2,749			(737)	2,012
Excess tax benefit derived from stock awards					3,572			3,572
Stock-based compensation expense					5,572			5,572

Balance at December 31, 2016	63,391	$6	9,303	$(49,458)	$224,480	$(20,799)	$110,397	$264,626

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$4,370	$(33,063)	$43,736
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	17,916	17,472	17,723
Stock-based compensation expense	5,572	5,873	5,352
Deferred income taxes	4,084	6,947	(2,649)
Change in fair value of contingent consideration liability	10,417	(270)	(37,873)
Goodwill impairment charge	—	37,539	—
Intangible asset impairment charges	70	202	2,710
Bad debt provision	2,171	1,949	1,984
Secured asset reserve	—	2,023	940
Venezuela remeasurement charges	—	890	—
Excess tax benefit from exercise of stock awards	(4,030)	—	(185)
Other operating activities	210	210	364
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	1,809	(10,361)	(14,793)
Inventories	1,690	(8,188)	(635)
Prepaid expenses and other assets	2,442	(6,138)	(7,335)
Change in liabilities, net of acquisitions:
Accounts payable	(48,955)	26,199	(25,199)
Accrued expenses and other liabilities	12,759	2,118	3,345
Net cash provided by (used in) operating activities	10,525	43,402	(12,515)

Cash flows from investing activities
Purchases of property and equipment	(13,319)	(15,034)	(14,116)
Other investing activities	—	—	(594)
Net cash used in investing activities	(13,319)	(15,034)	(14,710)

Cash flows from financing activities
Net borrowing (repayments) of revolving credit facility	8,739	(5,281)	35,539
Net short-term secured borrowings (repayments)	405	(799)	2,618
Repurchases of common stock	—	(4,897)	—
Payments of contingent consideration	(11,374)	(8,010)	(5,769)
Proceeds from exercise of stock options	2,636	1,195	778
Payment of debt issuance costs	—	—	(696)
Excess tax benefit from exercise of stock awards	4,030	—	185
Other financing activities	(866)	(594)	(399)
Net cash provided by (used) in financing activities	3,570	(18,386)	32,256

Effect of exchange rate changes on cash and cash equivalents	(607)	(1,805)	(1,059)
Increase in cash and cash equivalents	169	8,177	3,972
Cash and cash equivalents, beginning of period	30,755	22,578	18,606
Cash and cash equivalents, end of period	$30,924	$30,755	$22,578

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

1. Description of the Business

InnerWorkings, Inc. (together with its subsidiaries, “the Company”) was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for the world's most marketing intensive companies, including those companies in the Fortune 1000, across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

The Company is organized and managed as two business segments, North America and International, and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 18 for further information about the Company’s reportable segments.

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

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

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

The net realized gains (losses) on foreign currency transactions was a gain of $0.6 million, a loss of $(3.3) million and a loss of $(0.8) million for the years ended December 31, 2016, 2015 and 2014, respectively. As further discussed in Note 2, the net realized losses on foreign currency transactions for the year ended December 31, 2015, includes a charge of $1.5 million for the remeasurement of the Company's net assets in Venezuela.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectability is reasonably assured. Unbilled revenue represents shipments that have been made to customers for which the related account receivable has not yet been invoiced.

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, the Company generally reports revenue on a gross basis because the Company is the primary obligor in its arrangements to procure marketing materials and other products for its customers. Under these arrangements, the Company is responsible for the fulfillment, including the acceptability, of the printed materials and other products. In addition, the Company (i) determines which suppliers are included in its network, (ii) has discretion to select from among the suppliers within its network, (iii) is obligated to pay its suppliers regardless of whether it is paid by its customers and (iv) has reasonable latitude to establish exchange price. In some transactions, the Company also has general inventory risk and is involved in the determination of the nature or characteristics of the printed materials and products. When the Company is not the primary obligor, revenues are reported on a net basis.

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

Accounts Receivable

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Payment terms with customers are generally 30 to 90 days from the invoice date. Accounts receivable are stated at the amount billed to the customer, less an estimate for potential bad debts. Interest is not generally accrued on outstanding balances.

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. The Company estimates the collectability of its accounts receivable based on a combination of factors including, but not limited to, customer credit ratings and historical experience. In circumstances where the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (e.g., bankruptcy filings or substantial downgrading of credit ratings), the Company provides allowances for bad debts against amounts due to reduce the net recognized receivable to the amount it reasonably believes will be collected. Aged receivables are reviewed on a regular basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted.

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method. Net realizable value is based upon an estimated average selling price reduced by estimated costs of disposal. Inventories primarily consist of purchased finished goods. Finished goods inventory includes consigned inventory held on behalf of customers as well as inventory held at third-party fulfillment centers and subcontractors.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment	3 years
Software, including internal-use software	1 to 10 years
Office equipment	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic useful life of three to ten years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $9.2 million, $8.6 million and $7.2 million, respectively and is included in total depreciation expense. At December 31, 2016 and 2015, the net book value of internal-use software was $26.0 million and $25.8 million, respectively.

Effective October 1, 2016, the Company changed the estimated useful lives of some of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years, see note 7.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of its fourth fiscal quarter of each year.

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

At October 1, 2016, the Company elected to perform a qualitative assessment of the likelihood that goodwill is impaired. Based on the assessment, no impairment was identified as of October 1, 2016. The Company does not believe that goodwill is impaired as of December 31, 2016.

During the fourth quarter of 2015, the Company recorded a non-cash, goodwill asset impairment charge of $37.5 million. For additional information related to the goodwill analysis, see Note 4.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Other Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

In the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million. For additional information related to the intangible asset impairment, see Note 5.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2016, 2015 and 2014.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2016, 2015, 2014 and 2013, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2016.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $1.4 million, $1.0 million and $0.5 million for the years ended December 31, 2016, 2015 and 2014, respectively and are included in selling, general and administrative expenses in the consolidated statement of operations.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Comprehensive Loss

The components of accumulated comprehensive loss included in the Consolidated Balance Sheets at December 31, 2016 and 2015 are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance at December 31, 2014	$(5,401)

Other comprehensive loss before reclassifications	(8,592)
Net current-period other comprehensive loss	(8,592)

Balance at December 31, 2015	(13,993)

Other comprehensive loss before reclassifications	(6,806)
Net current-period other comprehensive loss	(6,806)

Balance at December 31, 2016	$(20,799)

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

Stock-based compensation, a non-cash expense, is recognized during the period is based on the portion of the share-based payment awards that are ultimately expected to vest. Accordingly, stock-based compensation cost recognized has been reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"), which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The guidance is effective for interim and annual periods beginning after December 15, 2017 and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on the Company's consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the standard, the income tax effects of awards are required to be recognized in the income statement when the awards vest or are settled, as opposed to in additional paid-in capital under the current guidance. The standard also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, which the Company has elected to adopt. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. In the first quarter of 2017, the Company will apply a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09") is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The FASB has issued several amendments to the standard since ASU 2014-09.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). We currently anticipate adopting the standard electing to use the modified retrospective transition method. The standard provides an option to apply the transition method to all contracts at the inception date or only to contracts that are not completed as of that date. At the current time, the Company only intends to apply the standard to contracts that are not completed as of December 31, 2017. Also, we anticipate disclosing the aggregate effect of contract modifications that occur before the beginning of the earliest reporting period presented (only for contracts not completed at the date of adoption).

We are currently evaluating the full impact that ASU No. 2014-09 will have on the Company’s consolidated financial statements. Historically, the Company generally reports revenue on a gross basis because the Company has been determined to be the primary obligor in its arrangements to procure marketing materials and other products for our customers. In March 2016, the FASB issued further guidance on principal versus agent considerations. We are currently evaluating the impact of the principal versus agent guidance on our classification of revenues and cost of goods sold.

The new standard will be effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company expects to adopt the standard in the first quarter of 2018.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ("ASU 2015-11"). ASU 2015-11 applies to inventory that is measured using first-in, first-out (FIFO) or average cost.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). The standard is effective for annual and interim periods beginning after December 15, 2016 and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company adopted ASU 2015-11in the fourth quarter of 2016, the adoption had no material impact on its consolidated financial statements and related disclosures.

In August 2014, the FASB issued Accounting Standards Update 2014-15, Presentation of Financial Statements – Going Concern, ("ASU 2014-15"). ASU 2014-15 requires management to evaluate whether there are conditions and events that raise substantial doubt about the entity's ability to continue as a going concern and to provide disclosures in certain circumstances. The standard is effective for annual and interim periods beginning after December 15, 2016. The Company adopted ASU 2014-15 in the fourth quarter of 2016, the adoption had no material impact on its consolidated financial statements and related disclosures.

3. Acquisitions

Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock upon the achievement of certain performance measures over future periods. The Company recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. As discussed in Note 11, the process for determining the fair value of the contingent consideration liability consists of reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. Subsequent to the acquisition date, the Company estimates the fair value of the contingent consideration liability each reporting period and any adjustments made to the fair value are recorded in the Company’s results of operations. If an acquisition reaches the required performance measures within the reporting period, the fair value of the contingent consideration liability is increased to 100%, the maximum potential payment and reclassified to Due to seller.

The Company has recorded $19.3 million in contingent consideration at December 31, 2016 related to these arrangements. During the years ended December 31, 2016, 2015 and 2014, the Company recorded income (expense) of $(10.4) million, $0.3 million and $37.9 million due to changes in the fair value of the contingent consideration liability.

For the year ended December 31, 2016 , the Company's fair value adjustment to the contingent consideration liability includes an adjustment of $10.7 million of expense to increase the liability relating to the EYELEVEL acquisition due to strong financial performance in recent periods and an improvement in forecasted results. This improved performance was primarily driven by significant expansion within EYELEVEL's existing customer base during 2016. As a result of this growth and the increase in forecast, the probability of EYELEVEL achieving the target threshold for the final earn-out measurement period increased from less than probable to highly probable as of June 30, 2016 and further increased in probability as of December 31, 2016. These probability changes were the primary drivers of the increases in the fair value of the contingent consideration liability in these periods. The large year-to-date increase in fair value resulting from these probability changes also takes in to account the acquisition agreement's earn-out payment structure for the final measurement period, which begins funding at $12.0 million based on cumulative EBITDA of $30.0 million but pays nothing below that threshold and up to a maximum payout of $24.0 million if cumulative EBITDA of $40.0 million is achieved. In addition to this increase to the contingent consideration liability for EYELEVEL there was also a decrease in the fair value of other earn-out agreements of $0.3 million for the year ended December 31, 2016.

As of December 31, 2016, the potential maximum contingent consideration payments and their respective fair values are payable as follows (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2017	67,832	19,283
Total	$67,832	$19,283

If the performance measures required by the purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $67.8 million, the Company estimates the fair value of the payments that will be made is $19.3 million.

Shares Issued as Consideration for Acquisitions

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Purchase agreements entered by the Company for business combinations often state that the purchase price, including contingent consideration, is to be paid in shares of the Company’s common stock. The value of the shares for each issuance is determined by the closing price of the Company’s common stock on dates specified in each separate agreement. Generally, the date that determines the share value is the date of the purchase agreement, the last date in a contingent consideration measurement period or the date of issuance to the sellers.

The following table presents the number of shares issued as consideration for acquisitions and contingent consideration and the corresponding value of those shares during the years ended December 31, 2016, 2015 and 2014 (in thousands, except per share amounts):

	Shares of Common Stock Issued	Value of Shares	Average Share Value
Year ended December 31, 2016:
Payments of contingent consideration	244	2,012	8.25

Year ended December 31, 2015:
Payments of contingent consideration	238	1,570	6.59

Year ended December 31, 2014:
Payments of contingent consideration	1,092	9,034	8.27
4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of December 31 (in thousands):

	North America	International	Total
Balance as of December 31, 2014	$170,860	$76,088	$246,948
Impairment	—	(37,539)	(37,539)
Foreign exchange impact	(124)	(3,028)	(3,152)
Balance as of December 31, 2015	170,736	35,521	206,257
Foreign exchange impact	21	(3,578)	(3,557)
Balance as of December 31, 2016	$170,757	$31,943	$202,700

2016 Goodwill Impairment Charge

As discussed in Note 2, the Company performed its annual impairment test as of October 1, 2016 and no impairment was identified. The Company believes that goodwill is not impaired as of December 31, 2016.

2015 Goodwill Impairment Charge

In the fourth quarter of 2015, the Company performed its annual goodwill impairment test. In the first step of the impairment test, the Company concluded that the carrying amount of a reporting unit in the International segment exceeded its fair value, requiring the Company to perform the second step of the impairment test to measure the amount of impairment loss, if any. The fair value of the North America reporting unit exceeded its carrying value and the second step was not necessary.

Based upon fair value estimates of long-lived assets and discounted cash flows of the reporting unit, the Company compared the implied fair value of the goodwill in this reporting unit with the carrying value. The test resulted in a $37.5 million non-cash, goodwill impairment charge which was recognized in the fourth quarter of 2015. No tax benefit was recognized on the goodwill impairment charge. This charge had no impact on the Company’s cash flows or compliance with debt covenants.

5. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31 (in thousands):

	2016	2015	Weighted Average Life
Customer lists	$72,667	$73,759	13.5
Non-competition agreements	943	988	4.1
Trade names	2,510	3,228	9.0
Patents	57	57	13.3
	76,177	78,032
Less accumulated amortization	(44,639)	(40,317)
Intangible assets, net	$31,538	$37,715

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

Amortization expense related to these intangible assets was $5.5 million, $5.8 million and $7.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

The estimated amortization expense for the next five years and thereafter, is as follows (in thousands):

2017	$4,982
2018	4,541
2019	4,247
2020	4,082
2021	3,780
Thereafter	9,906
$31,538

Customer List and Trade Name Impairment Charges

During the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the International segment.

During the fourth quarter of 2015, the Company recognized a $0.2 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations in the EMEA segment. Due to the global realignment discussed in Note 6, the Company evaluated the affected markets and identified certain customer lists for which undiscounted projected cash flows of the customers in those markets did not exceed the recorded book value of the customer lists. As such, the Company recorded an impairment charge of $0.2 million to reduce the customer lists to their respective fair values during its fourth quarter of 2015.

During the fourth quarter of 2014, the Company recognized a $2.7 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of December 31, 2014. As such, the Company recorded an impairment charge of $2.7 million to reduce the customer lists to their respective fair values. Of the total charge, $2.4 million related to customer lists in the North America segment and $0.3 million related to customers lists in the EMEA segment.

6. Restructuring Activities and Charges

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract termination and other associated costs. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout implementation of this plan.

During the year ended December 31, 2016, the Company recognized $5.6 million in restructuring charges related to this plan of which $0.5 million, $3.9 million and $1.2 million related to the North America, International and Other segments, respectively. The plan was completed in the fourth quarter of 2016 and the remaining cash charges accrued as of December 31, 2016 will be paid out in 2017.

The following table summarizes the restructuring activities for this plan for the year ended December 31, 2016 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other (1)	Total
Balance at December 31, 2015	$284	$75	$—	$359
Expenses	4,552	863	200	5,615
Cash payments	(3,487)	(921)	—	(4,408)
Balance at December 31, 2016	$1,349	$17	$200	$1,566

(1)	Other charges relate to professional fees.

During the year ended December 31, 2015, the Company recognized $1.1 million in restructuring charges related to this plan of which $0.2 million and $0.9 million related to the North America and International segments, respectively.
The following table summarizes the restructuring activities for this plan for the year ended December 31, 2015 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other (1)	Total
December 31, 2014	$—	$—	$—	$—
Expenses	978	75	—	1,053
Cash payments	(694)	—	—	(694)
December 31, 2015	$284	$75	$—	$359

(1)	Other charges relate to professional fees.

No restructuring activities occurred during the year ended December 31, 2014.

7. Property and Equipment

Property and equipment at December 31, 2016 and 2015 consisted of the following (in thousands):

	2016	2015
Computer equipment	$9,568	$8,148
Software, including internal-use software	68,980	59,718
Office equipment and furniture	5,073	4,778
Leasehold improvements	3,040	2,498
	86,661	75,142
Less accumulated depreciation	(54,005)	(42,461)
	$32,656	$32,681

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Depreciation expense was $12.4 million, $11.7 million and $10.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

In accordance with the Company’s fixed asset policy, the Company reviews the estimated useful lives of all the fixed assets, including internally developed software once a year or if there are indicators that a useful life has changed. During the fourth quarter of 2016, there were indicators that the estimated useful lives of certain software assets were longer than the current estimated useful lives. As a result, effective October 1, 2016, the Company changed the estimated useful lives of some of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. These assets had a net book value of $20.8 million as of October 1, 2016. The effect of this change in estimate resulted in a reduction of depreciation expense by $1.4 million, increase in net income by $0.8 million and increase in basic and diluted earnings per share by $0.015 for the quarter and year ended December 31, 2016.

8. Revolving Credit Facility

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The amendment to the credit agreement, dated August 2, 2010, enables InnerWorkings to participate in receivables sale agreements with certain customer’s lenders. The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019 and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the quarter ended December 31, 2016 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all covenants in the Credit Agreement as of December 31, 2016.

At December 31, 2016, the Company had $58.7 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of December 31, 2016 as the debt is considered short-term in nature and the interest rates are in line with current market rates.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At December 31, 2016, the Company had $4.5 million of unused availability under the Facility.

9. Commitments and Contingencies

Lease Commitments

The Company leases many of its office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2017 through fiscal year 2021. Future minimum lease payments are presented below (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Operating Leases
2017	$6,440
2018	4,837
2019	4,210
2020	3,527
2021	1,994
Thereafter	1,913
Total minimum lease payments	$22,921

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2016, 2015 and 2014 was $10.6 million, $11.4 million and $10.0 million, respectively and is included in selling, general and administrative expenses in the consolidated statement of operations.

Secured Borrowing Arrangements

Certain international subsidiaries are party to short-term secured borrowing arrangements which allow the Company to borrow against the value of a pool of current accounts receivable. The Company retains possession of the accounts receivable which are pledged as collateral. The pledged amounts are immaterial to the consolidated accounts receivable balance.

Legal Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $0.7 million as of December 31, 2016) in fees and damages, and this claim is currently pending. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014 and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. All of the pending civil matters have been stayed in deference to the Company's related criminal complaint. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt and he currently seeks damages of approximately €0.6 million (approximately $0.6 million as of December 31, 2016). The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

In February 2014, shortly following the Company’s announcement of its intention to restate certain historical financial statements, an individual filed a putative securities class action complaint in the United States District Court for the Northern District of Illinois entitled Van Noppen v. InnerWorkings et al. The complaint, as amended in July 2014, alleges that the Company and certain executive officers violated federal securities laws by making materially false or misleading statements or omissions and by engaging in a scheme to defraud purchasers of securities, relating to the Company’s financial results and prospects. The purported misstatements and scheme relate to the Company’s inside sales initiative and the Productions Graphics business based in France. The complaint

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

seeks unspecified damages, interest, attorneys’ fees and other costs. The Company and individual defendants dispute the claims. On September 29, 2014, the Company and individual defendants filed a motion to dismiss the complaint for failure to state a claim. On September 30, 2015, the Court granted in part and denied in part the motion to dismiss, resulting in the dismissal with prejudice of all claims relating to the inside sales initiative. On March 18, 2016, the parties reached an agreement in principle to settle the litigation. The settlement provides for payment to the class of $6.0 million, including plaintiff’s attorneys’ fees, in exchange for a full and final release and includes a denial of liability or any wrongdoing by the Company and the individual defendants. The settlement payment was fully paid by the Company’s insurance carrier. On November 2, 2016, the Court issued an order approving the settlement and dismissing the action with prejudice.

On December 12, 2014, the Company received a derivative demand letter on behalf of Tom Turberg, a purported stockholder, demanding that the Company’s Board of Directors investigate and take action on behalf of the Company against the executive officers named in the Van Noppen action as well as certain past and current members of the Audit Committee of the Board of Directors. The demand letter’s allegations relate to (i) the Company’s restatement of financial statements for the fourth quarter of 2011 through the third quarter of 2013, (ii) the Company’s use of gross revenue accounting, (iii) incentive compensation paid to executive officers in 2011 and 2012, (iv) allegations in the Van Noppen action and (v) typographical errors in the 2013 Form 10-K. The Company's Board of Directors formed a Committee of independent directors to review the matters raised in the letter. The Committee, with assistance from the Committee's independent legal adviser, reviewed, investigated and evaluated the matters raised in the letter. Following the completion of its review, the Committee concluded that pursuit of the derivative claims was not in the best interests of the Company’s stockholders and recommended to the Board of Directors that it reject Turberg’s demand to pursue such claims. On November 2, 2016, the Board of Directors considered and accepted this recommendation.

In March 2016, Capgemini America, Inc. (“Capgemini”) filed a complaint against the Company in the United States District Court for the Northern District of Illinois, alleging breach of contract and unjust enrichment in connection with the Company’s termination of Capgemini’s services under an agreement requiring Capgemini to provide certain business process outsourcing services to the Company. The complaint seeks damages of $2.4 million, interest, costs and attorney’s fees. The Company disputes the claims and intends to vigorously defend the matter. In April 2016, the Company filed an answer, affirmative defenses and counterclaims against Capgemini. The Company’s counterclaims allege fraud in the inducement, Illinois Consumer Fraud Act liability and breach of contract and seek compensatory and punitive damages, costs and attorney’s fees in an amount to be determined. In June 2016, the parties entered into a confidential settlement agreement in which the parties mutually released each other from all claims and the lawsuit was dismissed with prejudice. The settlement did not have a material impact on the Company’s financial position or results of operations.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current income tax expense:
Federal	$282	$—	$237
State	159	324	197
Foreign	6,430	5,021	4,070
Total current income tax expense	6,871	5,345	4,504
Deferred income tax expense (benefit):
Federal	4,021	3,491	(278)
State	418	465	(45)
Foreign	(355)	2,991	(2,326)
Total deferred income tax expense (benefit)	4,084	6,947	(2,649)
Income tax expense	$10,955	$12,292	$1,855

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The provision for income taxes for the years ended December 31, 2016, 2015 and 2014 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) because of the effect of the following items (in thousands):

	Year Ended December 31,
	2016	2015	2014
Tax expense (benefit) at U.S. federal income tax rate	$5,364	$(7,270)	$15,957
State income taxes, net of federal income tax effect	449	500	1,410
Effect of non-US operations	(501)	(254)	(1,621)
Nontaxable contingent liability fair value changes and goodwill impairment	3,578	13,083	(14,334)
Research and development credit	(297)	(422)	(376)
Change in valuation allowances	2,206	5,173	850
Prior year provision to return adjustment	(137)	372	(172)
Write-off of deferred taxes and tax receivables	—	858	—
Nondeductible expense and other	293	252	141
Income tax expense (benefit)	$10,955	$12,292	$1,855

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company's tax assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2016 and 2015, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Inventory reserve	$902	$838
Other reserves and allowances	4,233	5,365
Income tax basis in excess of financial statement basis in intangible assets	3,394	4,267
Deductible stock-based compensation	4,693	4,615
Net operating loss carryforward	9,496	8,667
Tax credit carryforwards	2,758	2,099
	25,476	25,851
Valuation allowance	(8,292)	(6,500)
Total deferred tax assets	17,184	19,351

Deferred tax liabilities:
Prepaid & other expenses	(139)	(867)
Fixed assets	(5,913)	(6,013)
Intangible assets	(21,392)	(22,411)
Total deferred tax liabilities	(27,444)	(29,291)

Net deferred tax liability	$(10,260)	$(9,940)

The realizability of deferred income tax assets is based on a more likely than not threshold. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance the Company considers historical, as well as future projected, taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets.

For the years ended December 31, 2016 and 2015, the Company recorded additional valuation allowances of $2.2 million and $5.2 million, respectively, related to operating losses for certain foreign locations.

As of December 31, 2016, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $3.5 million and $5.9 million, respectively. The federal carryovers begin to expire in 2023 and the state carryovers begin to expire in 2022. The Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2016 includes $0.4 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.1 million.

As of December 31, 2016, the Company had gross NOLs in France, Italy, Chile, Germany, South Africa and Switzerland of $21.2 million, $1.2 million, $3.0 million, $2.0 million, $1.4 million and $1.9 million, respectively, which have an indefinite carryover period.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

A reserve for an uncertain tax position was recorded during 2016 as a result of a sale of intellectual property during 2016 between the Company's subsidiaries for the following amount (in thousands):

Uncertain tax positions
Balance at December 31, 2015	$—
Additions based on tax positions related to the current year	280
Balance at December 31, 2016	$280

As of December 31, 2016, the Company had gross federal and state research and development credit carryforwards of approximately $1.8 million and $0.5 million, respectively. The federal carryovers begin to expire in 2031 and the state carryovers begin to expire in 2016.

As a result of certain realization requirements of ASC 718, Stock-Based Compensation, the Company has not recorded certain deferred tax assets that arose directly from tax deductions related to equity compensation that are greater than the compensation recognized for financial reporting. As of December 31, 2016, the Company has $3.1 million and $2.6 million in federal and state tax deductions, respectively, related to these stock option exercises which have not been recorded but are available to reduce taxable income in future periods. These deductions will be recorded to additional paid in capital in the period in which they are realized.

The Company's intention is to indefinitely reinvest all undistributed earnings of its foreign subsidiaries in accordance with ASC 740. Deferred income taxes were not calculated on undistributed earnings (deficit) of foreign subsidiaries, which were $(3.0) million and $(10.7) million at December 31, 2016 and 2015, respectively. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered indefinitely reinvested is not practicable.

The Company's income (loss) before taxes for its foreign operations was $13.6 million, $(29.6) million and $15.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

11. Fair Value Measurement

ASC 820, Fair Value Measurement ("ASC 820") includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:

•	Level 1: Inputs are quoted prices in active markets for identical assets or liabilities.

•
Level 2: Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•	Level 3: Inputs that are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of December 31, 2016 and 2015. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the purchase agreements and the associated discount rate. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are determined by applying a risk premium to a risk-free interest rate. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of approximately $0.1 million.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2016 and 2015, respectively (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

At December 31, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$—	$—	$—	$—
Liabilities:
Contingent consideration	$19,283	$—	$—	$19,283

At December 31, 2015	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds(1)	$667	$667	$—	$—
Liabilities:
Contingent consideration	$22,162	$—	$—	$22,162

(1)	Included in cash and cash equivalents on the balance sheet.

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2014	$32,582
Contingent consideration payments paid in cash	(8,010)
Contingent consideration payments paid in stock	(1,570)
Change in fair value(1)	(270)
Reclass to Due to seller	—
Foreign exchange impact(2)	(570)

Balance at December 31, 2015	22,162
Contingent consideration payments paid in cash	(11,374)
Contingent consideration payments paid in stock	(2,012)
Change in fair value(1)	10,417
Reclass to Due to seller	402
Foreign exchange impact(2)	(312)

Balance at December 31, 2016	$19,283

(1)
Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and updated fair value measurements, see note 3. These changes are recognized within operating expenses on the consolidated statements of operations.

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive income.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

12. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. For the years ended December 31, 2016, 2015 and 2014, respectively, 3.8 million, 3.2 million and 2.4 million options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

The computation of basic and diluted earnings per common share for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator:
Net income (loss)	$4,370	$(33,063)	$43,736

Denominator:
Denominator for basic earnings per share—weighted-average shares outstanding	53,607	52,791	52,096
Effect of dilutive securities:
Employee stock options and restricted common shares	728	—	924
Contingently issuable shares	125	—	84
Denominator for diluted earnings per share	54,460	52,791	53,104

Basic earnings (loss) per share	$0.08	$(0.63)	$0.84
Diluted earnings (loss) per share	$0.08	$(0.63)	$0.82

13. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. In November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program. The Company now expects the program to run through February 12, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the year ended December 31, 2016, the Company did not repurchase any shares of its common stock. During the year ended December 31, 2015, the Company repurchased 763,787 shares of its common stock for an aggregate amount of $4.9 million at an average cost of $6.41 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

14. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the "Plan"). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2016 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 2,900,000, from 7,850,000 to 10,750,000. The Company’s policy is to issue shares resulting from the exercise of stock options and conversion of restricted stock as new shares.

The Company recorded share-based stock compensation expense of $5.6 million, $5.9 million and $5.4 million for the years ended December 31, 2016, 2015 and 2014, respectively. All stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2016 ranged from 7.0% to 8.0% for various types of employees. The Company recorded $0.9 million, $1.0 million and $0.5 million of additional

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

stock-based compensation expense for the years ended December 31, 2016, 2015 and 2014, respectively, for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

Stock Options

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four to five year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the share price on the grant date. The Company measures the compensation cost based on the Black-Scholes option valuation model at the grant date. The stock-based compensation expense related to stock options for the years ended December 31, 2016, 2015 and 2014 was $2.3 million, $2.4 million and $1.7 million, respectively.

A summary of stock option activity for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2013	3,554	$8.52	$4,779
Granted	779	7.23	—
Exercised	(162)	4.82	3,302
Forfeited	(125)	4.11	—

Outstanding at December 31, 2014	4,046	8.35	4,725
Granted	975	6.87	—
Exercised	(405)	2.95	1,604
Forfeited	(556)	9.58	—

Outstanding at December 31, 2015	4,060	8.37	2,760
Granted	1,348	8.15	—
Exercised	(420)	6.27	4,455
Forfeited	(227)	10.20	—

Outstanding at December 31, 2016	4,761	$8.40	$8,655

Options vested and exercisable at December 31, 2016	2,458	$8.97	$4,514

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2016, 2015 and 2014, which vest ratably from one to five years, are as follows (in thousands, except per share amounts):

	Options Granted	Weighted-Average Fair Value	Exercise Prices
2014	779	$3.57	$7.18 - $8.72
2015	975	3.39	$6.21 - $8.20
2016	1,348	3.38	$6.99 - $9.20

The number of vested options totaled 2.5 million, 2.5 million and 2.7 million as of December 31, 2016, 2015 and 2014, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2016, 2015 and 2014, respectively. These amounts change based on the fair market value of the Company’s stock which was $9.85, $7.50 and $7.79 on the last business day of the years ended December 31, 2016, 2015 and 2014, respectively.

The following assumptions were utilized in the Black-Scholes valuation model for options granted in 2016, 2015 and 2014:

	2016	2015	2014
Dividend yield	—	—	—
Risk-free interest rate	1.53%-2.03%	1.92%-2.12%	1.32%-2.17%
Expected life	6.5 years	6 years	6 years
Volatility	38.0%-50.0%	50%	38.0%-50.0%

No dividend yield is used as the Company does not currently, nor historically, pay dividends. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company believes that its historical experience provides the best estimate of future expected life. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term.

There was $7.4 million, $5.6 million and $5.8 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2016, 2015 and 2014, respectively. This cost is expected to be recognized over a weighted average period of 3.6, 2.8 and 2.4 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2016 (share amounts in thousands):

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted-Average Life Remaining (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$2.36 - $4.36	64	2.29	$3.11	64	$3.11
$5.40 - $7.95	2,543	6.48	6.76	1,219	6.42
$8.17 - $11.97	1,395	7.79	8.89	462	9.65
$12.10 - $15.05	759	3.61	13.45	713	13.41
	4,761		$8.40	2,458	$8.97

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from zero to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

common stock at the grant date. The stock-based compensation expense related to restricted common shares for the years ended December 31, 2016, 2015 and 2014 was $3.3 million, $3.5 million and $3.6 million, respectively.

A summary of restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding Restricted Common Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Common shares at December 31, 2013	735	$10.45
Granted	736	7.59
Vested and transferred to unrestricted common stock	(362)	8.90
Forfeited	(19)	8.02

Nonvested Restricted Common shares at December 31, 2014	1,090	8.92
Granted	688	6.90
Vested and transferred to unrestricted common stock	(465)	8.40
Forfeited	(356)	8.19

Nonvested Restricted Common shares at December 31, 2015	957	7.66
Granted	559	8.24
Vested and transferred to unrestricted common stock	(429)	7.71
Forfeited	(78)	8.04
Nonvested Restricted Common shares at December 31, 2016	1,009	$7.92

There were $7.6 million, $6.9 million and $8.9 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2016, 2015 and 2014, respectively. This cost is expected to be recognized over a weighted average period of 2.6, 2.7 and 2.4 years, as of December 31, 2016, 2015 and 2014, respectively.

15. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 30 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2016, 2015 and 2014, total costs incurred from the Company’s contributions to the 401(k) plan were $1.2 million, $1.0 million and $1.0 million, respectively.

16. Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Company. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors since August 2011, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Company and has a direct ownership interest in Arthur J. Gallagher & Company. Services are "arm's length" transactions. The total amount billed for such procurement services during the years ended December 31, 2016, 2015 and 2014 was $1.9 million, $1.7 million and $1.7 million, respectively. Additionally, Arthur J. Gallagher & Company provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Company billed the Company $0.2 million, $0.6 million and $0.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The net amounts receivable from Arthur J. Gallagher & Company was $0.4 million and $0.2 million as of December 31, 2016 and 2015, respectively.

17. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash paid for:
Interest	$4,338	$4,306	$3,790
Income taxes	5,485	3,863	6,855
	$9,823	$8,169	$10,645

Noncash investing and financing activities:
Shares issued as payment of contingent consideration	2,012	1,570	9,034
	2,012	1,570	9,034

18. Business Segments

Segment information is prepared on the same basis that our CEO, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results and makes key operating decisions. Effective in the first fiscal quarter of 2016, the Company implemented changes to the organizational structure of the Latin America and EMEA segments which included combining the two segments under single management and managing those businesses as one segment. In conjunction with this change, the CODM now manages the results of the Company as two business segments: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes all other operations across Europe, Asia, Mexico, Central America and South America; Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other. In fiscal year 2015, segments were organized and managed by the CODM as three business segments: North America, including the United States and Canada; EMEA, including operations in the United Kingdom, continental Europe, the Middle East, Africa and Asia; and LATAM, including operations in Mexico, South America and Central America. Prior period amounts have been restated to reflect this change.

Management evaluates the performance of its operating segments based on net revenues and Adjusted EBITDA, which is a non-U.S. GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities and other items as described below. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment for the corporate headquarters.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	International	Other (2)	Total
Fiscal 2016:
Net revenues from third parties	$734,164	$356,540	$—	$1,090,704
Net revenues from other segments	6,029	17,526	(23,555)	—
Total net revenues	740,193	374,066	(23,555)	1,090,704
Adjusted EBITDA(1)	67,969	22,576	(31,392)	59,153
Fiscal 2015:
Net revenues from third parties	708,532	320,821	—	1,029,353
Net revenues from other segments	7	8,691	(8,698)	—
Total net revenues	708,539	329,512	(8,698)	1,029,353
Adjusted EBITDA(1)	63,744	14,936	(27,881)	50,799
Fiscal 2014:
Net revenues from third parties	688,942	311,191	—	1,000,133
Net revenues from other segments	48	5,589	(5,637)	—
Total net revenues	688,990	316,780	(5,637)	1,000,133
Adjusted EBITDA(1)	57,115	10,984	(26,445)	41,654

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

(2)	Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

The table below reconciles Adjusted EBITDA and Income (loss) before income taxes in our Consolidated statement of operations (in thousands):

	Year Ended December 31,
	2016	2015	2014
Adjusted EBITDA	$59,153	$50,799	$41,654
Depreciation and amortization	(17,916)	(17,472)	(17,723)
Stock-based compensation	(5,572)	(5,873)	(5,352)
Change in fair value of contingent consideration	(10,417)	270	37,873
Goodwill impairment charge	—	(37,539)	—
Intangible asset impairment charges	(70)	(202)	(2,710)
Restructuring and other charges	(5,615)	(1,053)	—
Secured asset reserve(1)	—	(2,023)	(940)
Restatement-related professional fees	—	—	(2,093)
Interest income	86	69	57
Interest expense	(4,171)	(4,612)	(4,428)
Other, net	(153)	(3,135)	(747)
Income (loss) before income taxes	$15,325	$(20,771)	$45,591

(1)
The Company accrued a reserve of $2.0 million and $0.9 million in 2015 and 2014, respectively, on inventory in which it holds a security interest. The inventory was procured for a former transactional client.

The table below presents total assets for the Company's reportable segments and Other as of December 31, 2016 and December 31, 2015.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	December 31, 2016	December 31, 2015
North America	$368,149	$390,739
International	202,007	195,060
Other	20,843	22,668
Total Assets	$590,999	$608,467

The Company had long-lived assets, consisting of net property and equipment, in the United States of $21.2 million, $22.1 million and $21.5 million at December 31, 2016, 2015 and 2014, respectively. Long-lived assets in foreign countries were $11.4 million, $10.6 million and $8.3 million at December 31, 2016, 2015 and 2014, respectively.

The Company does not record revenue for financial reporting purposes by product and service category and therefore, it is impracticable for the Company to report revenue in such manner.

19. Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of operations and quarterly earnings per share data for the years ended December 31, 2016 and 2015 (in thousands, except per share data):

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$271,073	$269,220	$279,993	$270,418
Gross profit	61,946	65,094	67,781	68,727
Net income (loss)	(2,693)	(2,324)	4,341	5,047
Net income (loss) per share:
Basic	$(0.05)	$(0.04)	$0.08	$0.09
Diluted	$(0.05)	$(0.04)	$0.08	$0.09

	Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter(1)
Revenue	$242,095	$252,227	$264,720	$270,311
Gross profit	55,065	58,980	63,611	62,539
Net income (loss)	275	3,655	3,936	(40,929)
Net income (loss) per share:
Basic	$0.01	$0.07	$0.07	$(0.77)
Diluted	$0.01	$0.07	$0.07	$(0.77)

(1)	The results for the fourth quarter of 2015 include a goodwill impairment charge of $37.5 million. For additional information related to the goodwill impairment, see Note 4.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Balance at End of Period
Fiscal year ended December 31, 2016 Allowance for doubtful accounts	$1,231	$2,171	$(780)	$2,622
Fiscal year ended December 31, 2015 Allowance for doubtful accounts	$2,685	$1,949	$(3,403)	$1,231
Fiscal year ended December 31, 2014 Allowance for doubtful accounts	$2,129	$1,984	$(1,428)	$2,685

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the design and effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016 based on criteria in Internal Control -Integrated Framework issued by the COSO.

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

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2016, the Company redesigned its review controls to address a previously disclosed material weakness in our internal control over financial reporting identified during the second quarter of 2016 relating to the recognition of non-executive bonus compensation expense. Specifically, the Company previously did not have a control within the financial statement close process that was designed to detect the incorrect accounting related to the accrual of non-executive bonus compensation expense. Our remediation included the following: (1) implementation of a process to ensure accounting policies and procedures related to non-executive bonuses are reviewed on a regular basis and updated for any changes in the related bonus plans; (2) modification of checklists and forms to aid in application of the Company’s principal accounting policies and procedures related to non-executive bonuses; and (3) implementation of additional review procedures over the calculation of the non-executive bonus expense to ensure proper application of the accounting policies and procedures and accuracy of the recorded amounts. After completing the testing of the design and operating effectiveness of these internal controls, management concluded that we have remediated the previously identified material weakness as of December 31, 2016.

In addition, we continue to implement a new global enterprise resource planning system which includes the implementation of shared service centers in some regions. This multi-year initiative will be conducted in phases and will include modifications to the design and operation of internal controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2016.

We have adopted a code of ethics, which is posted in the Investor Relations section of our website at http://www.inwk.com. We intend to include on our website any amendments to or waivers from, a provision of the code of ethics that applies to our principal executive officer, principal financial officer or controller that relates to any element of the code of ethics definition contained in Item 406(b) of SEC Regulation S-K. In addition, our board of directors has adopted corporate governance guidelines, which are also posted in the Investor Relations section of our website at http://www.inwk.com.

Item 11.	Executive Compensation

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2016.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2016 (in thousands, except.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,761	$8.40	677	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	4,761	$8.40	677

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2017 Annual Meeting of Stockholders not later than 120 days after the close of our fiscal year ended December 31, 2016.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2017 proxy statement to be filed with the SEC not later than 120 days after the end of our fiscal year ended December 31, 2016.

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

(3) Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” which follows the section entitled “Signatures” in this Annual Report on Form 10-K. Certain of the exhibits listed in the Exhibit Index have been previously filed with the Securities and Exchange Commission pursuant to the requirements of the Securities Act of 1933, as amended and the Securities Exchange Act of 1934, as amended. Such exhibits are identified by the parenthetical references following the listing of each such exhibit and are incorporated by reference.

Exhibits which are incorporated herein by reference can be inspected and copied at the public reference rooms maintained by the SEC in Washington, D.C., New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. SEC filings are also available to the public from commercial document retrieval services and at the Web site maintained by the SEC at http://www.sec.gov.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / ERIC D. BELCHER
Eric D. Belcher
Title:	Chief Executive Officer and
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric D. Belcher and Jeffrey P. Pritchett and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubsitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / ERIC D. BELCHER	President, Chief Executive Officer and Director	March 9, 2017
Eric D. Belcher	(principal executive officer)

/ S / JEFFREY P. PRITCHETT	Chief Financial Officer (principal financial officer)	March 9, 2017
Jeffrey P. Pritchett

/ S / JAMES DUDEK	Chief Accounting Officer (principal accounting officer)	March 9, 2017
James Dudek

/ S / JACK M. GREENBERG	Chairman of the Board	March 9, 2017
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	March 9, 2017
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 9, 2017
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	March 9, 2017
Julie M. Howard

/ S / DAVID FISHER	Director	March 9, 2017
David Fisher

/ S / J. PATRICK GALLAGHER	Director	March 9, 2017
J. Patrick Gallagher

 EXHIBIT INDEX

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 6, 2016.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(3)†

10.4	Form of Stock Option Award Agreement.(1)†

10.5	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.6	Stock Option Grant Agreement dated October 1, 2005 between InnerWorkings, Inc. and Jack M. Greenberg.(3)†

10.7	Form of Indemnification Agreement.(2)

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Amended and Restated Employment Agreement effective as of April 30, 2012 by and between Joseph Busky and InnerWorkings, Inc.(6)†

10.10
Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party thereto.(7)

10.11
First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party hereto.(8)

10.12	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(9)

10.13	Fifth Amendment to Credit Agreement, dates as of February 3, 2017, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.14	Amended and Restated Employment Agreement entered into as of April 11, 2014 by and between John Eisel and InnerWorkings, Inc.(10)†

10.15	Employee Agreement entered into as of June 30, 2015 by and between InnerWorkings, Inc. and Jeffrey P. Pritchett.(11)†

10.16	Employee Agreement entered into as of August 23, 2012 by and between InnerWorkings, Inc. and Ronald Provenzano.†

10.17	Transition Agreement dated as of January 19, 2015 by and between InnerWorkings, Inc. and Joseph Busky. (12)†

10.18	Employee Agreement entered into as of March 2017 by and between InnerWorkings, Inc. and Robert L. Burkart.

Exhibit No.	Description

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Appendix A to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed on January 28, 2008.
(4)	Incorporated by reference to Appendix B to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Current Report on Form 8-K filed on May 3, 2012.
(7)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(8)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(9)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(10)	Incorporated by reference to Current Report on Form 8-K filed on April 14, 2014.
(11)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2015.
†	Management contract or compensatory plan or arrangement of the Company.