Form 10-Q
period 2017-03-31
INNERWORKINGS INC
filed 2017-05-08
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No:  ☒

As of May 1, 2017, the Registrant had 54,098,246 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 978,279 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Revenue	$267,390	$271,073
Cost of goods sold	203,113	209,127
Gross profit	64,277	61,946
Operating expenses:
Selling, general and administrative expenses	53,427	51,492
Depreciation and amortization	2,904	4,596
Change in fair value of contingent consideration	(1,040)	1,911
Restructuring and other charges	—	3,344
Income from operations	8,986	603
Other income (expense):
Interest income	34	14
Interest expense	(1,003)	(1,077)
Other, net	(224)	(161)
Total other expense	(1,193)	(1,224)
Income (loss) before income taxes	7,793	(621)
Income tax expense	2,337	2,072
Net income (loss)	$5,456	$(2,693)

Basic earnings (loss) per share	$0.10	$(0.05)
Diluted earnings (loss) per share	$0.10	$(0.05)

Comprehensive income (loss)	$7,435	$(3,163)

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,920	$30,924
Accounts receivable, net of allowance for doubtful accounts of $2,504 and $2,622, respectively	187,028	182,874
Unbilled revenue	35,712	32,723
Inventories	30,338	31,638
Prepaid expenses	23,912	18,772
Other current assets	20,598	24,769
Total current assets	327,508	321,700
Property and equipment, net	34,000	32,656
Intangibles and other assets:
Goodwill	203,269	202,700
Intangible assets, net	30,452	31,538
Deferred income taxes	1,440	1,031
Other non-current assets	1,353	1,374
Total intangibles and other assets	236,514	236,643
Total assets	$598,022	$590,999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$114,399	$121,289
Current portion of contingent consideration	17,165	19,283
Due to seller	1,093	—
Accrued expenses	32,547	30,067
Other current liabilities	37,636	35,049
Total current liabilities	202,840	205,688
Revolving credit facility	113,691	107,468
Deferred income taxes	9,848	11,291
Other non-current liabilities	2,060	1,926
Total liabilities	328,439	326,373
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,438 and 63,391 shares issued, and 53,565 and 54,088 shares outstanding, respectively	6	6
Additional paid-in capital	228,106	224,480
Treasury stock at cost, 9,872 and 9,303 shares, respectively	(54,949)	(49,458)
Accumulated other comprehensive loss	(18,820)	(20,799)
Retained earnings	115,240	110,397
Total stockholders' equity	269,583	264,626
Total liabilities and stockholders' equity	$598,022	$590,999

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	63,391	$6	9,303	$(49,458)	$224,480	$(20,799)	$110,397	$264,626
Net income							5,456	5,456
Total other comprehensive income, net of tax						1,979		1,979
Comprehensive income								7,435
Issuance of common stock upon exercise of stock awards	47	—			114			114
Acquisition of treasury shares			569	(5,491)				(5,491)
Stock-based compensation expense					1,419			1,419
Cumulative effect of change related to adoption of ASU 2016-09					2,093		(613)	1,480
Balance at March 31, 2017	63,438	$6	9,872	$(54,949)	$228,106	$(18,820)	$115,240	$269,583

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$5,456	$(2,693)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,904	4,596
Stock-based compensation expense	1,419	1,241
Deferred income taxes	(16)	(389)
Bad debt provision	175	656
Change in fair value of contingent consideration	(1,040)	1,911
Other operating activities	52	52
Change in assets:
Accounts receivable and unbilled revenue	(7,318)	(16,256)
Inventories	1,300	(1,388)
Prepaid expenses and other assets	(979)	16,382
Change in liabilities:
Accounts payable	(6,890)	(40,196)
Accrued expenses and other liabilities	5,057	11,518
Net cash provided by (used in) operating activities	120	(24,566)

Cash flows from investing activities
Purchases of property and equipment	(3,042)	(3,987)
Net cash used in investing activities	(3,042)	(3,987)

Cash flows from financing activities
Net borrowings from revolving credit facilities	6,519	19,358
Net short-term secured borrowings	(801)	(1,803)
Repurchases of common stock	(4,342)	—
Payments of contingent consideration	—	(525)
Proceeds from exercise of stock options	189	984
Other financing activities	(95)	382
Net cash provided by financing activities	1,470	18,396

Effect of exchange rate changes on cash and cash equivalents	448	331
Decrease in cash and cash equivalents	(1,004)	(9,826)
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	$29,920	$20,929

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017.

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

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with accounting principles generally accepted in the United States ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results may differ from those estimates.

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
Three Months Ended March 31, 2017

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 605-45, Revenue Recognition – Principal Agent Considerations, the Company generally reports revenue on a gross basis because the Company is the primary obligor in its arrangements to procure marketing materials and other products for its customers. Under these arrangements, the Company is responsible for the fulfillment, including the acceptability, of the printed materials and other products. In addition, the Company: (i) determines which suppliers are included in its network, (ii) has discretion to select from among the suppliers within its network, (iii) is obligated to pay its suppliers regardless of whether the Company is paid by its customers and (iv) has reasonable latitude to establish exchange price. In some transactions, the Company also has general inventory risk and is involved in the determination of the nature or characteristics of the printed materials and products. When the Company is not the primary obligor, revenue is reported on a net basis.

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

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period.

The Company recorded $1.4 million and $1.2 million in stock-based compensation expense for the three months ended March 31, 2017 and 2016, respectively.

 Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Simplifying the Test for Goodwill Impairment ("ASU 2017-04"), which simplified the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. This ASU is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019 and should be applied on a prospective basis. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The adoption of this standard is not expected to have a material impact on the consolidated financial statements and related disclosures.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

or liabilities and classification on the statement of cash flows. Under the standard, the income tax effect of awards is required to be recognized in the income statement when the awards vest or are settled, as opposed to in additional paid-in capital under Topic 718. The standard also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method.

We adopted all amendments to the standard at January 1, 2017. The amendments related to the classification of excess tax benefits on the statement of cash flows were adopted prospectively and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes was adopted retrospectively. The adoption of both resulted in no prior period adjustments. With the adoption of the standards related to eliminating the requirement that excess tax benefits be realized before companies can recognize them and election to recognize forfeitures as they occur, we elected to use the modified retrospective method which resulted in changes to retained earnings, components of equity and net assets. The net cumulative effect of these changes resulted in a $2.1 million increase to additional paid in capital, a $1.5 million decrease to deferred tax liabilities and a $0.6 million decrease to retained earnings.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"). ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The FASB has issued several amendments to the standard since ASU 2014-09.

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

2. Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock of the Company upon the achievement of certain performance measures over future periods. The Company recorded the acquisition date fair value of the contingent consideration liability as additional purchase price. As discussed in Note 10, the process for determining the fair value of the contingent consideration liability consists of reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. Subsequent to the acquisition date, the Company estimates the fair value of the contingent consideration liability each reporting period and any adjustments made to the fair value are recorded in the Company’s results of operations. If an acquisition reaches the required performance measures within the reporting period,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

the fair value of the contingent consideration liability is increased to 100%, the maximum potential payment, and reclassified to due to seller.

The Company has recorded $17.2 million in contingent consideration at March 31, 2017 related to these arrangements. During the three months ended March 31, 2017 and 2016, the Company recorded (income) expense of $(1.0) million and $1.9 million, respectively. The change in the fair value of the contingent liability is driven by a reduction to the EYELEVEL liability based on revised financial forecasts partially offset by the final adjustment of the DB Studios liability during the quarter.

 As of March 31, 2017, the potential maximum contingent payments, excluding the amounts recorded in due to seller which are currently payable, would be due as follows if all performance measures are achieved (in thousands):

	Maximum Potential Payment	Fair Value of Liability
2017	25,249	17,165
	$25,249	$17,165

If the performance measures required by the applicable purchase agreements are not achieved, the Company may pay less than the maximum amounts presented in the table above, depending on the terms of the agreement. While the maximum potential payments shown in the table are $25.2 million, the Company estimates that the fair value of the payments that will be made is $17.2 million based on expected performance and the resulting payouts.

3. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of March 31, 2017 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2016	$170,757	$31,943	$202,700
Foreign exchange impact	4	565	569
Net goodwill as of March 31, 2017	$170,761	$32,508	$203,269

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

The Company assesses for goodwill impairment each reporting period and does not believe that goodwill is impaired as of March 31, 2017.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

	March 31, 2017	December 31, 2016	Weighted Average Life
Customer lists	$72,893	$72,667	13.5
Noncompete agreements	946	943	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	76,406	76,177
Less accumulated amortization	(45,954)	(44,639)
Intangible assets, net	$30,452	$31,538

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

Amortization expense related to these intangible assets was $1.2 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively.

The estimated amortization expense for the remainder of 2017 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2017	$3,730
2018	4,557
2019	4,263
2020	4,097
2021	3,793
Thereafter	10,012
$30,452

5. Restructuring Activities and Other Charges

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract terminations and other associated costs. The charges were all incurred by the end of 2016 with payouts of the charges also occurring in 2017. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout the plan.

For the three months ended March 31, 2017, the Company recognized no additional restructuring charges related to this plan as the plan was completed by the end of 2016.

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2017 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2016	$1,349	$17	$200	$1,566
Cash payments	(184)	(17)	—	(201)
Balance at March 31, 2017	$1,165	$—	$200	$1,365

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 30.0% and (333.9)% for the three months ended March 31, 2017 and 2016, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended March 31, 2017, income of $1.0 million was recognized from fair value changes to contingent consideration. In the three months ended March 31, 2016 expense of $1.9 million was recognized. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements.

7. Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. During the three months ended March 31, 2017 and 2016, an aggregate of 2.7 million and 3.4 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings (loss) per common share for three months ended March 31, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2017	2016

Numerator:
Net income (loss)	$5,456	$(2,693)

Denominator:
Weighted-average shares outstanding – basic	54,056	53,145
Effect of dilutive securities:
Employee and director stock options and restricted common shares	548	—
Contingently issuable shares	125	—
Weighted-average shares outstanding – diluted	54,729	53,145

Basic earnings (loss) per share	$0.10	$(0.05)
Diluted earnings (loss) per share	$0.10	$(0.05)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended March 31,
	2017	2016
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(20,799)	$(13,993)
Other comprehensive income (loss) before reclassifications	1,979	(470)
Net current-period other comprehensive income (loss)	1,979	(470)
Balance, end of period	$(18,820)	$(14,463)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2017 and 2016 was $0.4 million and $0.4 million, respectively. Additionally, Arthur J. Gallagher & Co. provides insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company less than $0.1 million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively. The net amount receivable from Arthur J. Gallagher & Co. was $0.2 million and $0.4 million as of March 31, 2017 and December 31, 2016, respectively.

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

The Company's potential contingent consideration payments relating to acquisitions occurring subsequent to January 1, 2009 are its only Level 3 liabilities as of March 31, 2017 and December 31, 2016. The fair value of the liabilities determined by this analysis is primarily driven by the probability of reaching the performance measures required by the applicable purchase agreements and the associated discount rates. Probabilities are estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reaches the required performance measure, the estimated probability would be increased to 100% and reclassified to Due to seller, and if the measure is not reached, the probability would be reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates are determined by applying a risk premium to a risk-free interest rate. A one percentage point increase in the discount rate across all contingent consideration liabilities would result in a decrease to the fair value of less than $0.1 million.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at March 31, 2017 and December 31, 2016 (in thousands):

At March 31, 2017	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$17,165	$—	$—	$17,165

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

At December 31, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,283	$—	$—	$19,283

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2016	$(19,283)
Change in fair value(1)	1,040
Reclassification to Due to seller	1,093
Foreign exchange impact(2)	(15)
Balance as of March 31, 2017	$(17,165)

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

11. Commitments and Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $0.7 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014, the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015, the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the trailing twelve months ended March 31, 2017 and 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of March 31, 2017.

At March 31, 2017, the Company had $59.7 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of March 31, 2017 as the debt is considered short-term in nature and the interest rates are in line with current market rates.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At March 31, 2017, the Company had $4.2 million of unused availability under the Facility.

13. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three months ended March 31, 2017, the Company repurchased 569,624 shares of its common stock for $5.5 million in the aggregate at an average cost of $9.64 per share. Of this amount, $4.3 million was paid for as of March 31, 2017, with the remaining $1.2 million accrued for within the other current liabilities caption of the condensed consolidated balance sheet as of March 31, 2017 and was paid in April 2017. During the three months ended March 31, 2016 the company did not repurchase any shares of its common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

14. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as two business segments: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes all other operations across Europe, Asia, Mexico, Central America and South America; Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2017

The table below presents financial information for the Company’s reportable segments and Other for the three month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended March 31, 2017:
Revenue from third parties	$183,826	$83,564	$—	$267,390
Revenue from other segments	1,755	3,359	(5,114)	—
Total revenue	185,581	86,923	(5,114)	267,390
Adjusted EBITDA(1)	18,892	2,421	(9,044)	12,269

Three Months Ended March 31, 2016:
Revenue from third parties	$190,004	$81,069	$—	$271,073
Revenue from other segments	—	3,767	(3,767)	—
Total revenue	190,004	84,836	(3,767)	271,073
Adjusted EBITDA(1)	16,005	3,935	(8,245)	11,695

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, restructuring and other charges, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended March 31,
	2017	2016
Adjusted EBITDA	12,269	11,695
Depreciation and amortization	(2,904)	(4,596)
Stock-based compensation expense	(1,419)	(1,241)
Change in fair value of contingent consideration	1,040	(1,911)
Restructuring and other charges	—	(3,344)
Income from operations	8,986	603
Interest income	34	14
Interest expense	(1,003)	(1,077)
Other, net	(224)	(161)
Income (loss) before income taxes	$7,793	$(621)

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

As of March 31, 2017, we had approximately 1,800 employees and independent contractors in more than 26 countries. We organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2016, we generated global revenue from third parties of $734.2 million in the North America segment and $356.5 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager given predetermined parameters. Our gross profit margins on our enterprise clients are typically lower than our gross profit margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for the three months ended March 31, 2017 and 2016 was $64.3 million and $61.9 million, or 24.0% and 22.9% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of gross profit remained constant at 83.1% for the three months ended March 31, 2017 and 2016.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $0.6 million as of March 31, 2017 from $0.5 million as of December 31, 2016.

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

Comparison of three months ended March 31, 2017 and 2016

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$183,826	68.7%	$190,004	70.1%
International	83,564	31.3%	81,069	29.9%
Revenues from third parties	$267,390	100.0%	$271,073	100.0%

North America

North America revenue decreased by $6.2 million, or 3.3%, from $190.0 million during the three months ended March 31, 2016 to $183.8 million during the three months ended March 31, 2017. This decrease in revenue is driven primarily by timing of product shipments during the first quarter of 2016.

International

International revenue increased by $2.5 million, or 3.1%, from $81.1 million during the three months ended March 31, 2016 to $83.6 million during the three months ended March 31, 2017. This increase in revenue is driven primarily by organic growth from new and existing enterprise customers.

Cost of goods sold

Our cost of goods sold decreased by $6.0 million, or 2.9%, from $209.1 million during the three months ended March 31, 2016 to $203.1 million during the three months ended March 31, 2017. Our cost of goods sold as a percentage of revenue was 76.0% and 77.1% during the three months ended March 31, 2017 and 2016, respectively.

Gross profit margin

Our gross profit margin was 24.0% and 22.9% during the three months ended March 31, 2017 and 2016, respectively. This increase was primarily driven by benefits from supply chain initiatives, favorable product category and geographical mix during three months ended March 31, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $1.9 million, or 3.8%, from $51.5 million during the three months ended March 31, 2016 to $53.4 million during the three months ended March 31, 2017. This increase is primarily driven by increased investments into the infrastructure of the Company through operational improvements during the current quarter. As a percentage of gross profit, selling, general and administrative expenses remained constant at 83.1% for the three months ended March 31, 2017 and 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.7 million, or 36.8%, from $4.6 million during the three months ended March 31, 2016 to $2.9 million during the three months ended March 31, 2017. This decrease is driven by the impact of the change in useful life of certain proprietary software made during the fourth quarter of 2016 as previously disclosed in our Form 10-K for the year ended December 31, 2016.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $2.9 million from expense of $1.9 million during the three months ended March 31, 2016 to income of $1.0 million during the three months ended March 31, 2017. The change in the fair value of the contingent liability is driven by a reduction to the EYELEVEL liability based on revised financial forecasts partially offset by the final adjustment of the DB Studios liability during the quarter.

Restructuring and other charges

During the fourth quarter of 2015, management approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. The realignment plan was completed during the fourth quarter of 2016. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016.

No restructuring activities occurred during the three months ended March 31, 2017.

During the three months ended March 31, 2016 the company recorded restructuring and other charges of $3.3 million.

Income from operations

Income from operations increased by $8.4 million from $0.6 million during the three months ended March 31, 2016 to $9.0 million during the three months ended March 31, 2017. As a percentage of revenue, income from operations was 3.4% and 0.2% during the three months ended March 31, 2017 and 2016, respectively. As a percentage of gross profit, income from operations was 14.0% and 1.0% during the three months ended March 31, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration and restructuring charges discussed above.

Other expense

Other expense remained constant at $1.2 million for the three months ended March 31, 2016 and the three months ended March 31, 2017.

Income tax expense

Income tax expense increased by $0.2 million from $2.1 million during the three months ended March 31, 2016 to $2.3 million during the three months ended March 31, 2017. Our effective tax rate was 30.0% and (333.9)% for the three months ended March 31, 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended March 31, 2017, income of $1.0 million was recognized from fair value changes to contingent consideration. In the three months ended March 31, 2016 expense of $1.9 million was recognized. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements. Excluding the impact of the contingent liability and prior year restructuring charge in each period, the effective tax rate was 34.6% and 44.4% in the three months ended March 31, 2017 and 2016, respectively.

Net income (loss)

Net income (loss) increased by $8.2 million, or 302.6%, from a net loss of $2.7 million during the three months ended March 31, 2016 to net income of $5.5 million during the three months ended March 31, 2017. Net income (loss) as a percentage of revenue was 2.0% and (1.0)% during the three months ended March 31, 2017 and 2016, respectively. Net income (loss) as a percentage of gross profit was 8.5% and (4.3)% during the three months ended March 31, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration and restructuring charges discussed above.

Diluted earnings (loss) per share

	Three Months Ended March 31,
	2017	2016
(in thousands, except per share data)
Net income (loss)	$5,456	$(2,693)
Denominator for dilutive earnings per share	54,729	53,145
Diluted earnings (loss) per share	$0.10	$(0.05)

Diluted earnings (loss) per share increased by $0.15 from a loss of $0.05 per share during the three months ended March 31, 2016 to $0.10 per share during the three months ended March 31, 2017.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, and restructuring charges itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows:

	Three Months Ended March 31,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$18,892	154.0%	$16,005	136.9%
International	2,421	19.7	3,935	33.6
Other(1)	(9,044)	(73.7)	(8,245)	(70.5)
Adjusted EBITDA	$12,269	100.0%	$11,695	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended March 31, 2017 and 2016. Adjusted EBITDA increased by $0.6 million, or 4.9%, from $11.7 million during the three months ended March 31, 2016 to $12.3 million during the three months ended March 31, 2017. North America Adjusted EBITDA increased by $2.9 million, or 18.0%, from $16.0 million during the three months ended March 31, 2016 to $18.9 million during the three months ended March 31, 2017 due to improved gross margins offset by the decrease in revenue discussed above. International Adjusted EBITDA decreased by $1.5 million, or 38.5%, from $3.9 million during the three months ended March 31, 2016 to $2.4 million during the three months ended March 31, 2017 due to the decrease in revenue discussed above and unfavorable geographical mix in gross margin. Other Adjusted EBITDA decreased by $0.8 million, or 9.7%, from a loss of $8.2 million during the three months ended March 31, 2016 to a loss of $9.0 million during the three months ended March 31, 2017.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$5,456	$(2,693)
Income tax expense	2,337	2,072
Interest income	(34)	(14)
Interest expense	1,003	1,077
Other, net	224	161
Depreciation and amortization	2,904	4,596
Stock-based compensation expense	1,419	1,241
Change in fair value of contingent consideration	(1,040)	1,911
Restructuring and other charges	—	3,344
Non-GAAP Adjusted EBITDA	$12,269	$11,695

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

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$5,456	$(2,693)
Change in fair value of contingent consideration	(1,040)	1,911
Restructuring and other charges, net of tax	—	2,964
Restatement-related professional fees, net of tax	—	397
Adjusted net income	$4,416	$2,579
Weighted-average shares outstanding, diluted	54,729	54,688
Non-GAAP Diluted Earnings Per Share	$0.08	$0.05

Comparison of three months ended March 31, 2017 and 2016. Adjusted EPS increased by $0.03, or 66.3%, from $0.05 during the three months ended March 31, 2016 to $0.08 during the three months ended March 31, 2017. This increase is primarily attributable to improved gross margin and the reduction in depreciation expense as discussed above.

Liquidity and Capital Resources

At March 31, 2017, we had $29.9 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2017 was $0.1 million and consisted of net income of $5.5 million and $3.5 million of non-cash items, offset by $8.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $7.3 million, a decrease in inventory of $1.3 million and a decrease in accounts payable of $6.9 million, offset by an increase in accrued expenses and other liabilities of $5.1 million.

Cash used in operating activities for the three months ended March 31, 2016 was $24.6 million and consisted of a net loss of $2.7 million and $8.1 million of non-cash items, offset by $29.9 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $16.3 million, an increase in inventory of $1.4 million and a decrease in accounts payable of $40.2 million, offset by and a decrease in prepaid expenses and other assets of $16.4 million and an increase in accrued expenses and other liabilities of 11.5 million.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2017 of $3.0 million was entirely attributable to capital expenditures.

Cash used in investing activities for the three months ended March 31, 2016 of $4.0 million was entirely attributable to capital expenditures.

Financing Activities. Cash provided by financing activities for the three months ended March 31, 2017 of $1.5 million was primarily attributable to net borrowings under the revolving credit facility of $6.5 million, offset by repurchases of common stock of $4.3 million and net short-term secured repayments of $0.8 million.

Cash provided by financing activities for the three months ended March 31, 2016 of $18.4 million was primarily attributable to net borrowings under the revolving credit facility of $19.4 million, offset by payments of contingent consideration of $0.5 million and net short-term secured repayments of $1.8 million.

Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three months ended March 31, 2017, the Company repurchased 569,624 shares of its common stock for $5.5 million in the aggregate at an average cost of $9.64 per share. Of this amount, $4.3 million was paid for as of March 31, 2017, with the remaining $1.2 million accrued for within the other current liabilities caption of the condensed consolidated balance sheet as of March 31, 2017 and was paid in April 2017. During the three months ended March 31, 2016 the company did not repurchase any shares of its common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. We were in compliance with all debt covenants as of March 31, 2017.

At March 31, 2017, we had $59.7 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At March 31, 2017, the Company had $4.2 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $25.8 million and $27.8 million of foreign cash and cash equivalents as of March 31, 2017 and December 31, 2016, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our historical business acquisitions discussed in Note 2 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

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

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period.

As of March 31, 2017, except related to the stock based compensation critical accounting policy, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2017 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Czech Koruna, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2017, we derived approximately 31.3% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

We continue to implement a new global enterprise resource planning system which includes the implementation of shared service centers in some regions and, beginning in January 2017, includes a cloud-based consolidation and reporting tool. This multi-year initiative will be conducted in phases and will include modifications to the design and operation of internal controls over financial reporting. We are testing internal controls over financial reporting for design effectiveness prior to implementation of each phase, and we have monitoring controls in place over the implementation of these changes.

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 11 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

Issuer Purchases of Equity Securities

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program providing us authorization to repurchase up to an aggregate of $20.0 million of our common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019.

On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the three months ended March 31, 2017, the Company repurchased 569,624 shares of its common stock for $5.5 million in the aggregate at an average cost of $9.64 per share.

The following table provides information relating to our purchase of shares of our common stock under our February 12, 2015 share repurchase authorization in the first quarter of 2017 (in thousands, except per share amounts).

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/17-1/31/17	—	$—	—	2,139
2/1/17-2/28/17	6	9.57	—	2,195
3/1/17-3/31/17	574	9.64	570	1,209
Total	580	$9.64	570

(1)
As of March 31, 2017, the share repurchase plan authorized by our Board of Directors allowed repurchases of up to $20 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

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

INNERWORKINGS, INC.

Date: May 8, 2017	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: May 8, 2017	By:	/s/ Jeffrey P. Pritchett
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