Form 10-Q
period 2017-06-30
INNERWORKINGS INC
filed 2017-08-07
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

As of August 2, 2017, the Registrant had 54,505,178 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 987,261 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$279,530	$269,220	$546,920	$540,292
Cost of goods sold	209,303	204,126	412,416	413,253
Gross profit	70,227	65,094	134,504	127,039
Operating expenses:
Selling, general and administrative expenses	55,086	51,418	108,513	102,910
Depreciation and amortization	3,182	4,721	6,086	9,316
Change in fair value of contingent consideration	1,884	7,276	844	9,187
Restructuring and other charges	—	623	—	3,967
Income from operations	10,075	1,056	19,061	1,659
Other income (expense):
Interest income	12	24	46	38
Interest expense	(1,038)	(985)	(2,041)	(2,062)
Other, net	(1,165)	291	(1,388)	130
Total other expense	(2,191)	(670)	(3,383)	(1,894)
Income (loss) before income taxes	7,884	386	15,678	(235)
Income tax expense	3,391	2,710	5,727	4,782
Net income (loss)	$4,493	$(2,324)	$9,951	$(5,017)

Basic earnings (loss) per share	$0.08	$(0.04)	$0.19	$(0.09)
Diluted earnings (loss) per share	$0.08	$(0.04)	$0.18	$(0.09)
				$—
Comprehensive income (loss)	$8,373	$(3,714)	$15,810	$(6,877)

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,537	$30,924
Accounts receivable, net of allowance for doubtful accounts of $2,466 and $2,622, respectively	208,382	182,874
Unbilled revenue	36,515	32,723
Inventories	28,192	31,638
Prepaid expenses	23,588	18,772
Other current assets	20,949	24,769
Total current assets	341,163	321,700
Property and equipment, net	36,030	32,656
Intangibles and other assets:
Goodwill	205,399	202,700
Intangible assets, net	29,699	31,538
Deferred income taxes	1,281	1,031
Other non-current assets	1,267	1,374
Total intangibles and other assets	237,646	236,643
Total assets	$614,839	$590,999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$125,593	$121,289
Current portion of contingent consideration	—	19,283
Due to seller	17,842	—
Accrued expenses	27,567	30,067
Other current liabilities	37,748	35,049
Total current liabilities	208,750	205,688
Revolving credit facility	118,658	107,468
Deferred income taxes	9,852	11,291
Other non-current liabilities	1,988	1,926
Total liabilities	339,248	326,373
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,808 and 63,391 shares issued, and 53,500 and 54,088 shares outstanding, respectively	6	6
Additional paid-in capital	230,030	224,480
Treasury stock at cost, 10,308 and 9,303 shares, respectively	(59,224)	(49,458)
Accumulated other comprehensive loss	(14,940)	(20,799)
Retained earnings	119,719	110,397
Total stockholders' equity	275,591	264,626
Total liabilities and stockholders' equity	$614,839	$590,999

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	63,391	$6	9,303	$(49,458)	$224,480	$(20,799)	$110,397	$264,626
Net income							9,951	9,951
Total other comprehensive income, net of tax						5,859		5,859
Comprehensive income								15,810
Issuance of common stock upon exercise of stock awards	417	—			536			536
Issuance of treasury shares as consideration for acquisition			(24)	275			(16)	259
Acquisition of treasury shares			1,029	(10,041)				(10,041)
Stock-based compensation expense					2,921			2,921
Cumulative effect of change related to adoption of ASU 2016-09					2,093		(613)	1,480
Balance at June 30, 2017	63,808	$6	10,308	$(59,224)	$230,030	$(14,940)	$119,719	$275,591

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$9,951	$(5,017)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,086	9,316
Stock-based compensation expense	2,921	2,358
Deferred income taxes	76	450
Bad debt provision	82	789
Change in fair value of contingent consideration	844	9,187
Other operating activities	104	105
Change in assets:
Accounts receivable and unbilled revenue	(29,395)	(2,366)
Inventories	3,446	(2,573)
Prepaid expenses and other assets	(957)	16,255
Change in liabilities:
Accounts payable	4,304	(33,984)
Accrued expenses and other liabilities	851	4,632
Net cash used in operating activities	(1,687)	(848)

Cash flows from investing activities
Purchases of property and equipment	(7,024)	(7,445)
Net cash used in investing activities	(7,024)	(7,445)

Cash flows from financing activities
Net borrowings from revolving credit facilities	11,491	12,553
Net short-term secured borrowings	37	104
Repurchases of common stock	(10,041)	—
Payments of contingent consideration	(2,089)	(4,144)
Proceeds from exercise of stock options	1,319	1,090
Other financing activities	(119)	(474)
Net cash provided by financing activities	598	9,129

Effect of exchange rate changes on cash and cash equivalents	726	15
Increase (decrease) in cash and cash equivalents	(7,387)	851
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	$23,537	$31,606

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017.

Description of the Business

The Company was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for some of the world's most marketing intensive companies, including those in the Fortune 1000, across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

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
Three and Six Months Ended June 30, 2017

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price on the grant date for restricted shares and performance share units. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

On June 1, 2017, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of performance share units (“PSUs”) for certain executive officers and employees. The PSUs are performance-based awards that will settle in shares of the Company's common stock, in an amount between 0%and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions.

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period.

The Company recorded $1.5 million and $1.1 million in stock-based compensation expense for the three months ended June 30, 2017 and 2016, respectively, and $2.9 million and $2.4 million for the six months ended June 30, 2017 and 2016, respectively.

 Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting ("ASU 2017-09"), which amends ASC 718, Compensation - Stock Compensation. This ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

The Company adopted all amendments to the standard at January 1, 2017. The amendments related to the classification of excess tax benefits on the statement of cash flows were adopted prospectively and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes was adopted retrospectively. The adoption of both resulted in no prior period adjustments. With the adoption of the standards related to eliminating the requirement that excess tax benefits be realized before companies can recognize them and election to recognize forfeitures as they occur, the Company elected to use the modified retrospective method which resulted in changes to retained earnings, components of equity and net assets. The net cumulative effect of these changes resulted in a $2.1 million increase to additional paid in capital, a $1.5 million decrease to deferred tax liabilities and a $0.6 million decrease to retained earnings.

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
Three and Six Months Ended June 30, 2017

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

On June 30, 2017, the EYELEVEL acquisition reached the required performance measures at the end of its earnout period and the balance of the fair value of the contingent consideration liability was reclassified to due to seller. At June 30, 2017, the Company reduced the contingent liability to $0.0 million and recorded $17.8 million in Due to Seller related to these arrangements. During the three months ended June 30, 2017 and 2016, the Company recorded expense of $1.9 million and $7.3 million, respectively. During the six months ended June 30, 2017 and 2016 the Company recorded expense of $0.8 million and $9.2 million, respectively. The change in the fair value of the contingent liability is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second quarter of 2017.

3. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of June 30, 2017 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2016	$170,757	$31,943	$202,700
Foreign exchange impact	22	2,677	2,699
Net goodwill as of June 30, 2017	$170,779	$34,620	$205,399

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

The Company assesses for goodwill impairment each reporting period and does not believe that goodwill is impaired as of June 30, 2017.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

	June 30, 2017	December 31, 2016	Weighted Average Life
Customer lists	$73,858	$72,667	13.6
Noncompete agreements	955	943	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,380	76,177
Less accumulated amortization	(47,681)	(44,639)
Intangible assets, net	$29,699	$31,538

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

Amortization expense related to these intangible assets was $1.3 million and $1.4 million for the three months ended June 30, 2017 and 2016, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2017 and 2016, respectively.

The estimated amortization expense for the remainder of 2017 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2017	$2,452
2018	4,524
2019	4,291
2020	4,281
2021	4,158
Thereafter	9,993
$29,699

5. Restructuring Activities and Other Charges

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract terminations and other associated costs. The charges were all incurred by the end of 2016 with payouts of the charges occurring in 2017. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout the plan.

For the three and six months ended June 30, 2017, the Company recognized no additional restructuring charges related to this plan, as the plan was completed by the end of 2016.

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2017 (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2016	$1,349	$17	$200	$1,566
Cash payments	(349)	(17)	—	(366)
Balance at June 30, 2017	$1,000	$—	$200	$1,200

As of June 30, 2016, the Company recognized $5.0 million in restructuring charges related to this plan, of which $0.3 million, $3.9 million and $0.8 million related to the North America, International and Other segments, respectively.

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 43.0% and 702.0% for the three months ended June 30, 2017 and 2016, respectively, and 36.5% and (2,038.9)% for the six months ended June 30, 2017 and 2016 . The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended June 30, 2017 and 2016, $1.9 million and $7.3 million, respectively, was recognized from fair value changes to contingent consideration. In the six months ended June 30, 2017 and 2016, $0.8 million and $9.2 million, respectively, was recognized from fair value changes to contingent consideration.

The effective tax rate for the three and six months ended June 30, 2017 was unfavorably impacted by $0.2 million and $0.2 million, respectively, of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believes sufficient positive evidence exists to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the three and six months ended June 30, 2017. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

7. Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares would include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period. During the three months ended June 30, 2017 and 2016, an aggregate of 2.5 million and 4.2 million options and restricted common shares, respectively, and during the six months ended June 30, 2017 and 2016, an aggregate of 2.6 million and 4.2 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings (loss) per common share for three and six months ended June 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$4,493	$(2,324)	$9,951	$(5,017)

Denominator:
Weighted-average shares outstanding – basic	53,278	53,411	53,665	53,278
Effect of dilutive securities:
Employee and director stock options and restricted common shares	1,150	—	1,025	—
Contingently issuable shares	761	—	380	—
Weighted-average shares outstanding – diluted	55,189	53,411	55,070	53,278

Basic earnings (loss) per share	$0.08	$(0.04)	$0.19	$(0.09)
Diluted earnings (loss) per share	$0.08	$(0.04)	$0.18	$(0.09)

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended June 30,
	2017	2016
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(18,820)	$(14,463)
Other comprehensive income (loss) before reclassifications	3,880	(1,390)
Net current-period other comprehensive income (loss)	3,880	(1,390)
Balance, end of period	$(14,940)	$(15,853)

	Six Months Ended June 30,
	2017	2016
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(20,799)	$(13,993)
Other comprehensive income (loss) before reclassifications	5,859	(1,860)
Net current-period other comprehensive income (loss)	5,859	(1,860)
Balance, end of period	$(14,940)	$(15,853)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended June 30, 2017 and 2016 was $0.5 million and $0.5 million, respectively, and $0.9 million and $1.0 million during the six months ended June 30, 2017 and 2016, respectively. Additionally, Arthur J. Gallagher & Co. has provided insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.0 million and $0.1 million for the three months ended June 30, 2017 and 2016, respectively, and $0.0 million and $0.2 million for the six months ended June 30, 2017, respectively. The net amount receivable from Arthur J. Gallagher & Co. was $0.2 million and $0.4 million as of June 30th, 2017 and December 31, 2016, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

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

As of June 30, 2017 the Company no longer has any Level 3 assets or liabilities remaining on its condensed consolidated financial statements as a result of the finalization of the contingent consideration liabilities discussed in Note 2. As of December 31, 2016, the only Level 3 liabilities on the Company's financial statements related to its potential contingent consideration payments from acquisitions occurring subsequent to January 1, 2009. The fair value of the liabilities determined by this analysis was primarily driven by the probability of reaching the performance measures required by the applicable purchase agreements and the associated discount rates. Probabilities were estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reached the required performance measure, the estimated probability would be increased to 100% and reclassified to due to seller, and if the measure was not reached, the probability would have been reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates were determined by applying a risk premium to a risk-free interest rate.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at June 30, 2017 and December 31, 2016 (in thousands):

At June 30, 2017	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$—	$—	$—	$—

At December 31, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,283	$—	$—	$19,283

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2016	$(19,283)
Change in fair value(1)	(844)
Reclassification to Due to seller	17,842
Contingent Consideration paid in cash	2,089
Contingent Consideration paid in stock	259
Foreign exchange impact(2)	(63)
Balance as of June 30, 2017	$—

(1)
Adjustments to original contingent consideration obligations recorded were the result of using revised financial forecasts and actuals and updated fair value measurements. These changes are recognized within operating expenses on the condensed consolidated statement of comprehensive income (loss).

(2)	Changes in the contingent consideration liability which are caused by foreign exchange rate fluctuations are recognized in other comprehensive loss.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the trailing twelve months ended June 30, 2017 and 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of June 30, 2017.

At June 30, 2017, the Company had $54.8 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of June 30, 2017 as the interest rates are considered in line with current market rates.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2017, the Company had $4.2 million of unused availability under the Facility.

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

During the six months ended June 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share. During the three months ended June 30, 2017, the Company repurchased 459,030 shares of its common stock for $4.6 million in the aggregate at an average cost of $9.91 per share. During the three and six months ended June 30, 2016 the company did not repurchase any shares of its common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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
Three and Six Months Ended June 30, 2017

The table below presents financial information for the Company’s reportable segments and Other for the three and six month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended June 30, 2017:
Revenue from third parties	$186,807	$92,723	$—	$279,530
Revenue from other segments	1,087	2,987	(4,074)	—
Total revenue	187,894	95,710	(4,074)	279,530
Adjusted EBITDA(1)	18,108	7,028	(8,492)	16,644

Three Months Ended June 30, 2016:
Revenue from third parties	$177,006	$92,214	$—	$269,220
Revenue from other segments	—	3,742	(3,742)	—
Total revenue	177,006	95,956	(3,742)	269,220
Adjusted EBITDA(1)	15,793	6,103	(7,103)	14,793

	North America	International	Other	Total
Six Months Ended June 30, 2017
Revenue from third parties	$370,633	$176,287	$—	$546,920
Revenue from other segments	2,842	6,347	(9,189)	—
Total revenue	373,475	182,634	(9,189)	546,920
Adjusted EBITDA(1)	37,000	9,449	(17,537)	28,912

Six Months Ended June 30, 2016
Revenue from third parties	$367,009	$173,283	$—	$540,292
Revenue from other segments	—	7,509	(7,509)	—
Total revenue	367,009	180,792	(7,509)	540,292
Adjusted EBITDA(1)	31,799	10,038	(15,350)	26,487

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2017

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Adjusted EBITDA	16,644	14,793	28,912	26,487
Depreciation and amortization	(3,182)	(4,721)	(6,086)	(9,316)
Stock-based compensation expense	(1,503)	(1,117)	(2,921)	(2,358)
Change in fair value of contingent consideration	(1,884)	(7,276)	(844)	(9,187)
Restructuring and other charges	—	(623)	—	(3,967)
Income from operations	10,075	1,056	19,061	1,659
Interest income	12	24	46	38
Interest expense	(1,038)	(985)	(2,041)	(2,062)
Other, net	(1,165)	291	(1,388)	130
Income (loss) before income taxes	$7,884	$386	$15,678	$(235)

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

As of June 30, 2017, we had approximately 1,900 employees and independent contractors in more than 26 countries. We organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2016, we generated global revenue from third parties of $734.2 million in the North America segment and $356.5 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our revenue is generated from two different types of clients: enterprise and transactional. Enterprise clients usually order marketing materials in higher dollar amounts and volume than our transactional clients. We categorize a client as an enterprise client if we have a contract with the client for the provision of marketing materials on a recurring basis; if the client has signed an open-ended purchase order or a series of related purchase orders; or if the client has enrolled in our e-stores program, which enables the client to make online purchases of marketing materials on a recurring basis. We categorize all other clients as transactional. We enter into contracts with our enterprise clients to provide some or a specific portion of their marketing products on a recurring basis. Our contracts with enterprise clients are generally three to five years, often subject to termination by either party upon prior notice ranging from 90 days to twelve months.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, in the case of some of our enterprise clients, is based on a fixed gross margin established by contract or, in the case of transactional clients, is determined at the discretion of the account executive or production manager given predetermined parameters. Our gross profit margins on our enterprise clients are typically lower than our gross profit margins on our transactional clients. As a result, our cost of goods sold as a percentage of revenue for our enterprise clients is typically higher than those for our transactional clients. Our gross profit for the three months ended June 30, 2017 and 2016 was $70.2 million and $65.1 million, or 25.1% and 24.2% of revenue, respectively.

Operating Expenses

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of gross profit decreased to 78.4% for the three months ended June 30, 2017 compared to 79.0% for the three months ended June 30, 2016.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to $0.2 million as of June 30, 2017 from $0.5 million as of December 31, 2016.

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

Comparison of three months ended June 30, 2017 and 2016

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended June 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$186,807	66.8%	$177,006	65.7%
International	92,723	33.2%	92,214	34.3%
Revenues from third parties	$279,530	100.0%	$269,220	100.0%

North America

North America revenue increased by $9.8 million, or 5.5%, from $177.0 million during the three months ended June 30, 2016 to $186.8 million during the three months ended June 30, 2017. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $0.5 million, or 0.6%, from $92.2 million during the three months ended June 30, 2016 to $92.7 million during the three months ended June 30, 2017. This increase in revenue is driven primarily by organic growth from new and existing enterprise customers.

Cost of goods sold

Our cost of goods sold increased by $5.2 million, or 2.5%, from $204.1 million during the three months ended June 30, 2016 to $209.3 million during the three months ended June 30, 2017. Our cost of goods sold as a percentage of revenue was 74.9% and 75.8% during the three months ended June 30, 2017 and 2016, respectively.

Gross profit margin

Our gross profit margin was 25.1% and 24.2% during the three months ended June 30, 2017 and 2016, respectively. This increase was primarily driven by benefits from supply chain initiatives and favorable product category and geographical mix during three months ended June 30, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.7 million, or 7.1%, from $51.4 million during the three months ended June 30, 2016 to $55.1 million during the three months ended June 30, 2017. This increase is primarily driven by increased investments in operational improvements and product category and geographical mix during the current quarter. As a percentage of gross profit, selling, general and administrative expenses decreased to 78.4% for the three months ended June 30, 2017 compared to 79.0% for the three months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.5 million, or 32.6%, from $4.7 million during the three months ended June 30, 2016 to $3.2 million during the three months ended June 30, 2017. This decrease is driven by the impact of the change in useful life of certain proprietary software made during the fourth quarter of 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $5.4 million from $7.3 million during the three months ended June 30, 2016 to $1.9 million during the three months ended June 30, 2017. The change in the fair value of the contingent liability is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second quarter of 2017.

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

No restructuring charges occurred during the three months ended June 30, 2017.

During the three months ended June 30, 2016, the Company recorded restructuring and other charges of $0.6 million.

Income from operations

Income from operations increased by $9.0 million from $1.1 million during the three months ended June 30, 2016 to $10.1 million during the three months ended June 30, 2017. As a percentage of revenue, income from operations was 3.6% and 0.4% during the three months ended June 30, 2017 and 2016, respectively. As a percentage of gross profit, income from operations was 14.3% and 1.6% during the three months ended June 30, 2017 and 2016, respectively. This increase is primarily attributable to operating leverage and changes in depreciation and amortization, fair value of contingent consideration and restructuring charges discussed above.

Other expense

Other expense increased by $1.5 million from $0.7 million for the three months ended June 30, 2016 to $2.2 million during three months ended June 30, 2017. This increase included a $0.4 million foreign exchange loss due to the Czech National Bank's decision to discontinue the Czech koruna's peg to the Euro during the second quarter of 2017. The remaining expense was primarily driven by unrealized foreign exchange losses on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the Euro, Brazilian Real, and some other currencies.

Income tax expense

Income tax expense increased by $0.7 million from $2.7 million during the three months ended June 30, 2016 to $3.4 million during the three months ended June 30, 2017. Our effective tax rate was 43.0% and 702.0% for the three months ended June 30, 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended June 30, 2017 and 2016, $1.9 million and $7.3 million, respectively, was recognized from fair value changes to contingent consideration. Excluding the impact of the contingent liability, prior year restructuring charge in each period and Czech exit from exchange rate commitment, the effective tax rate was 34.6% and 29.9% in the three months ended June 30, 2017 and 2016, respectively.

The effective tax rate for the three months ended June 30, 2017 was unfavorably impacted by $0.2 million of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017. There was no impact for the three months ended June 30, 2016.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believes sufficient positive evidence exists to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the three months ended

June 30, 2017. There were no material valuation adjustments for the three months ended June 30, 2016. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net income (loss)

Net income (loss) increased by $6.8 million, or 293.4%, from a net loss of $2.3 million during the three months ended June 30, 2016 to net income of $4.5 million during the three months ended June 30, 2017. Net income (loss) as a percentage of revenue was 1.6% and (0.9)% during the three months ended June 30, 2017 and 2016, respectively. Net income (loss) as a percentage of gross profit was 6.4% and (3.6)% during the three months ended June 30, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration and restructuring charges discussed above.

Diluted earnings (loss) per share

	Three Months Ended June 30,
	2017	2016
(in thousands, except per share data)
Net income (loss)	$4,493	$(2,324)
Denominator for dilutive earnings per share	55,189	53,411
Diluted earnings (loss) per share	$0.08	$(0.04)

Diluted earnings (loss) per share increased by $0.12 from a loss of $0.04 per share during the three months ended June 30, 2016 to earnings per share of $0.08 per share during the three months ended June 30, 2017.

Comparison of six months ended June 30, 2017 and 2016

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Six Months Ended June 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$370,633	67.8%	$367,009	67.9%
International	176,287	32.2%	173,283	32.1%
Revenue from third parties	$546,920	100.0%	$540,292	100.0%

North America

North America revenue increased by $3.6 million, or 1.0%, from $367.0 million during the six months ended June 30, 2016 to $370.6 million during the six months ended June 30, 2017. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months.

International

International revenue increased by $3.0 million, or 1.7%, from $173.3 million during the six months ended June 30, 2016 to $176.3 million during the six months ended June 30, 2017. This increase in revenue is driven primarily by organic growth from new and existing enterprise customers.

Cost of goods sold

Our cost of goods sold decreased by $0.9 million, or 2.5%, from $413.3 million during the six months ended June 30, 2016 to $412.4 million during the six months ended June 30, 2017. Our cost of goods sold as a percentage of revenue was 75.4% and 76.5% during the six months ended June 30, 2017 and 2016, respectively.

Gross profit margin

Our gross profit margin was 24.6% and 23.5% during the six months ended June 30, 2017 and 2016, respectively. This increase was primarily driven by benefits from supply chain initiatives and favorable product category and geographical mix during six months ended June 30, 2017.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $5.6 million, or 5.4%, from $102.9 million during the six months ended June 30, 2016 to $108.5 million during the six months ended June 30, 2017. This increase is primarily driven by increased investments into the infrastructure of the Company through operational improvements during the current quarter. As a percentage of gross profit, selling, general and administrative expenses decreased to 80.7% for the six months ended June 30, 2017 compared to 81.0% for the six months ended June 30, 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $3.2 million, or 34.7%, from $9.3 million during the six months ended June 30, 2016 to $6.1 million during the six months ended June 30, 2017. This decrease is driven by the impact of the change in useful life of certain proprietary software made during the fourth quarter of 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $8.4 million from expense of $9.2 million during the six months ended June 30, 2016 to expense of $0.8 million during the six months ended June 30, 2017. The change in the fair value of the contingent liability is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second quarter of 2017.

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

No restructuring activities occurred during the six months ended June 30, 2017.

During the six months ended June 30, 2016, the Company recorded restructuring and other charges of $4.0 million.

Income from operations

Income from operations increased by $17.4 million from $1.7 million during the six months ended June 30, 2016 to $19.1 million during the three months ended June 30, 2017. As a percentage of revenue, income from operations was 3.5% and 0.3% during the six months ended June 30, 2017 and 2016, respectively. As a percentage of gross profit, income from operations was 14.2% and 1.3% during the six months ended June 30, 2017 and 2016, respectively. This increase is primarily attributable to operating leverage and changes in depreciation and amortization, fair value of contingent consideration and restructuring charges discussed above.

Other expense

Other expense increased by $1.5 million from $1.9 million for the six months ended June 30, 2016 to $3.4 million for the six months ended June 30, 2017. This increase included a $0.4 million foreign exchange loss due to the Czech National Bank's decision to discontinue the Czech koruna's peg to the Euro during the second quarter of 2017. The remaining expense was primarily driven by unrealized foreign exchange losses on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the Euro, Brazilian Real, and some other currencies.

Income tax expense

Income tax expense increased by $0.9 million from $4.8 million during the six months ended June 30, 2016 to $5.7 million during the six months ended June 30, 2017. Our effective tax rate was 36.5% and (2,038.9)% for the six months ended June 30, 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the six months ended June 30, 2017 and 2016, $0.8 million and $9.2 million, respectively, was recognized from fair value changes to contingent consideration. Excluding the impact of the contingent liability, prior year restructuring charge in each period and Czech exit from exchange rate commitment, the effective tax rate was 34.6% and 35.1% in the six months ended June 30, 2017 and 2016, respectively.

The effective tax rate for the six months ended June 30, 2017 was unfavorably impacted by $0.2 million of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017. There was no impact for the six months ended June 30, 2016.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believes sufficient positive evidence exists to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the six months ended June 30, 2017. There were no material valuation adjustments for the six months ended June 30, 2016. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net income (loss)

Net income (loss) increased by $15.0 million, or 298.3%, from a net loss of $5.0 million during the six months ended June 30, 2016 to net income of $10.0 million during the six months ended June 30, 2017. Net income (loss) as a percentage of revenue was 1.8% and (0.9)% during the six months ended June 30, 2017 and 2016, respectively. Net income (loss) as a percentage of gross profit was 7.4% and (3.9)% during the six months ended June 30, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration and restructuring charges discussed above.

Diluted earnings (loss) per share

	Six months ended June 30,
	2017	2016
(in thousands, except per share data)
Net income (loss)	$9,951	$(5,017)
Denominator for dilutive earnings per share	55,070	53,278
Diluted earnings (loss) per share	$0.18	$(0.09)

Diluted earnings (loss) per share increased by $0.27 from a loss of $0.09 per share during the six months ended June 30, 2016 to $0.18 per share during the six months ended June 30, 2017.

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

	Three Months Ended June 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$18,108	108.8%	$15,793	106.8%
International	7,028	42.2	6,103	41.2
Other(1)	(8,492)	(51.0)	(7,103)	(48.0)
Adjusted EBITDA	$16,644	100.0%	$14,793	100.0%

	Six Months Ended June 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$37,000	128.0%	$31,799	120.1%
International	9,449	32.7	10,038	37.9
Other(1)	(17,537)	(60.7)	(15,350)	(58.0)
Adjusted EBITDA	$28,912	100.0%	$26,487	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended June 30, 2017 and 2016. Adjusted EBITDA increased by $1.8 million, or 12.5%, from $14.8 million during the three months ended June 30, 2016 to $16.6 million during the three months ended June 30, 2017. North America Adjusted EBITDA increased by $2.3 million, or 14.7%, from $15.8 million during the three months ended June 30, 2016 to $18.1 million during the three months ended June 30, 2017 due to improved gross margins. International Adjusted EBITDA increased by $0.9 million, or 15.2%, from $6.1 million during the three months ended June 30, 2016 to $7.0 million during the three months ended June 30, 2017 due to improved gross margins. Other Adjusted EBITDA decreased by $1.4 million, or 19.6%, from a loss of $7.1 million during the three months ended June 30, 2016 to a loss of $8.5 million during the three months ended June 30, 2017 due to investments in operational improvements.

Comparison of six months ended June 30, 2017 and 2016. Adjusted EBITDA increased by $2.4 million, or 9.2%, from $26.5 million during the six months ended June 30, 2016 to $28.9 million during the six months ended June 30, 2017. North America Adjusted EBITDA increased by $5.2 million, or 16.4%, from $31.8 million during the six months ended June 30, 2016 to $37.0 million during the six months ended June 30, 2017 due to improved gross margins. International Adjusted EBITDA decreased by $0.6 million, or 5.9%, from $10.0 million during the six months ended June 30, 2016 to $9.4 million during the six months ended June 30, 2017 due to lower revenue and client mix. Other Adjusted EBITDA decreased by $2.1 million, or 14.2%, from a loss of $15.4 million during the six months ended June 30, 2016 to a loss of $17.5 million during the six months ended June 30, 2017 due to investments in operational improvements.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$4,493	$(2,324)	$9,951	$(5,017)
Income tax expense	3,391	2,710	5,727	4,782
Interest income	(12)	(24)	(46)	(38)
Interest expense	1,038	985	2,041	2,062
Other, net	1,165	(291)	1,388	(130)
Depreciation and amortization	3,182	4,721	6,086	9,316
Stock-based compensation expense	1,503	1,117	2,921	2,358
Change in fair value of contingent consideration	1,884	7,276	844	9,187
Restructuring and other charges	—	623	—	3,967
Non-GAAP Adjusted EBITDA	$16,644	$14,793	$28,912	$26,487

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$4,493	$(2,324)	$9,951	$(5,017)
Change in fair value of contingent consideration	1,884	7,276	844	9,187
Czech exit from exchange rate commitment, net of tax	294	—	294	—
Restructuring and other charges, net of tax	—	618	—	3,582
Realignment-related income tax charges	—	238	—	635
Adjusted net income	$6,671	$5,808	$11,089	$8,387
Weighted-average shares outstanding, diluted	55,189	54,297	55,070	54,139
Non-GAAP Diluted Earnings Per Share	$0.12	$0.11	$0.20	$0.15

Comparison of three months ended June 30, 2017 and 2016. Adjusted EPS increased by $0.01 or 11.0% from $0.11 during the three months ended June 30, 2016 to $0.12 during the three months ended June 30, 2017. This increase is primarily attributable to improved gross margin and the reduction in depreciation expense as discussed above.

Comparison of six months ended June 30, 2017 and 2016. Adjusted EPS increased by $0.05, or 33.3%, from $0.15 during the six months ended June 30, 2016 to $0.20 during the six months ended June 30, 2017. This increase is primarily attributable to improved gross margin and the reduction in depreciation expense as discussed above.

Liquidity and Capital Resources

At June 30, 2017, we had $23.5 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the six months ended June 30, 2017 was $1.7 million and consisted of net income of $10.0 million and $10.1 million of non-cash items, offset by $21.8 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $29.4 million, a decrease in inventory of $3.4 million and an increase in accounts payable of $4.3 million, offset by an increase in accrued expenses and other liabilities of $0.9 million.

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

Investing Activities. Cash used in investing activities for the six months ended June 30, 2017 of $7.0 million was entirely attributable to capital expenditures.

Cash used in investing activities for the six months ended June 30, 2016 of $7.4 million was entirely attributable to capital expenditures.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2017 of $0.6 million was primarily attributable to net borrowings under the revolving credit facility of $11.5 million, offset by repurchases of common stock of $10.0 million.

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

During the six months ended June 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share. During the three months ended June 30, 2017, the Company repurchased 459,030 shares of its common stock for $4.6 million in the aggregate at an average cost of $9.91 per share. During the three and six months ended June 30, 2016 , the Company did not repurchase any shares of its common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. We were in compliance with all debt covenants as of June 30, 2017.

At June 30, 2017, we had $54.8 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At June 30, 2017, the Company had $4.2 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $21.5 million and $27.8 million of foreign cash and cash equivalents as of June 30, 2017 and December 31, 2016, respectively, which are generally denominated in the local currency where the funds are held.

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

Critical Accounting Policies and Estimates

Stock-Based Compensation

On June 1, 2017, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of performance share units (“PSUs”) for certain executive officers and employees. The PSUs are performance-based awards that will settle in shares of our stock, in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon our quarterly assessment of the likelihood of achieving the performance conditions.
As of June 30, 2017, except for the new critical accounting policy for PSUs described above and the adoption of ASU 2016-09 disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2017 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Czech Koruna, Brazilian real, Peruvian Nuevo Sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the six months ended June 30, 2017, we derived approximately 33.2% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share.

The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2017 (in thousands, except per share amounts).

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
4/1/17-4/30/17	459	$9.91	459	620
5/1/17-5/31/17	—	11.65	—	4,067
6/1/17-6/30/17	56	10.96	—	4,240
Total	515	$10.02	459

(1)	Includes 56,175 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

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

INNERWORKINGS, INC.

Date: August 7, 2017	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: August 7, 2017	By:	/s/ Jeffrey P. Pritchett
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