Form 10-Q
period 2017-09-30
INNERWORKINGS INC
filed 2017-11-07
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

As of November 2, 2017, the Registrant had 55,056,405 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 934,205 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Comprehensive Income (Loss)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$288,386	$279,993	$835,306	$820,286
Cost of goods sold	215,867	212,212	628,282	625,465
Gross profit	72,519	67,781	207,024	194,821
Operating expenses:
Selling, general and administrative expenses	57,134	52,601	165,647	155,511
Depreciation and amortization	3,317	5,066	9,403	14,382
Change in fair value of contingent consideration	(167)	788	677	9,975
Restructuring and other charges	—	466	—	4,433
Income from operations	12,235	8,860	31,297	10,520
Other income (expense):
Interest income	31	26	77	63
Interest expense	(1,198)	(1,191)	(3,239)	(3,252)
Other, net	427	(114)	(962)	16
Total other expense	(740)	(1,279)	(4,123)	(3,173)
Income before income taxes	11,495	7,581	27,173	7,347
Income tax expense	3,967	3,240	9,694	8,023
Net income (loss)	$7,528	$4,341	$17,479	$(676)

Basic earnings (loss) per share	$0.14	$0.08	$0.32	$(0.01)
Diluted earnings (loss) per share	$0.14	$0.08	$0.32	$(0.01)
				$—
Comprehensive income (loss)	$9,696	$4,676	$25,506	$(2,201)

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(In thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,682	$30,924
Accounts receivable, net of allowance for doubtful accounts of $2,692 and $2,622, respectively	203,306	182,874
Unbilled revenue	50,130	32,723
Inventories	48,744	31,638
Prepaid expenses	22,018	18,772
Other current assets	31,850	24,769
Total current assets	383,730	321,700
Property and equipment, net	37,212	32,656
Intangibles and other assets:
Goodwill	206,704	202,700
Intangible assets, net	28,745	31,538
Deferred income taxes	1,432	1,031
Other non-current assets	1,312	1,374
Total intangibles and other assets	238,193	236,643
Total assets	$659,135	$590,999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$129,600	$121,289
Current portion of contingent consideration	—	19,283
Accrued expenses	32,994	30,067
Other current liabilities	43,296	35,049
Total current liabilities	205,890	205,688
Revolving credit facility	149,184	107,468
Deferred income taxes	9,834	11,291
Other non-current liabilities	1,958	1,926
Total liabilities	366,866	326,373
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 63,964 and 63,391 shares issued, and 54,037 and 54,088 shares outstanding, respectively	6	6
Additional paid-in capital	232,979	224,480
Treasury stock at cost, 9,927 and 9,303 shares, respectively	(54,938)	(49,458)
Accumulated other comprehensive loss	(12,772)	(20,799)
Retained earnings	126,994	110,397
Total stockholders' equity	292,269	264,626
Total liabilities and stockholders' equity	$659,135	$590,999

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	63,391	$6	9,303	$(49,458)	$224,480	$(20,799)	$110,397	$264,626
Net income							17,479	17,479
Total other comprehensive income, net of tax						8,027		8,027
Comprehensive income								25,506
Issuance of common stock upon exercise of stock awards	537	—			725			725
Issuance of common stock and treasury shares as consideration for acquisition	36	—	(405)	4,561	385		(269)	4,678
Acquisition of treasury shares			1,029	(10,041)				(10,041)
Stock-based compensation expense					5,296			5,296
Cumulative effect of change related to adoption of ASU 2016-09					2,093		(613)	1,480
Balance at September 30, 2017	63,964	$6	9,927	$(54,938)	$232,979	$(12,772)	$126,994	$292,269

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$17,479	$(676)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,403	14,382
Stock-based compensation expense	5,296	4,097
Deferred income taxes	(82)	677
Bad debt provision	268	1,433
Change in fair value of contingent consideration	677	9,975
Other operating activities	157	157
Change in assets:
Accounts receivable and unbilled revenue	(38,108)	(12,798)
Inventories	(17,106)	(12,050)
Prepaid expenses and other assets	(10,401)	3,574
Change in liabilities:
Accounts payable	8,312	(40,264)
Accrued expenses and other liabilities	11,722	7,861
Net cash used in operating activities	(12,383)	(23,632)

Cash flows from investing activities
Purchases of property and equipment	(10,274)	(10,502)
Net cash used in investing activities	(10,274)	(10,502)

Cash flows from financing activities
Net borrowings from revolving credit facilities	42,258	34,722
Net short-term secured borrowings	633	(820)
Repurchases of common stock	(10,041)	—
Payments of contingent consideration	(15,345)	(11,008)
Proceeds from exercise of stock options	1,824	2,002
Other financing activities	(850)	(680)
Net cash provided by financing activities	18,479	24,216

Effect of exchange rate changes on cash and cash equivalents	936	(50)
Decrease in cash and cash equivalents	(3,242)	(9,968)
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	$27,682	$20,787

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year ending December 31, 2017. These condensed interim consolidated financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2017.

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
Three and Nine Months Ended September 30, 2017

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

On June 1, 2017, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of performance share units (“PSUs”) for certain executive officers and employees. The PSUs are performance-based awards that will settle in shares of the Company's common stock, in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions.

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period.

The Company recorded $2.4 million and $1.7 million in stock-based compensation expense for the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $4.1 million for the nine months ended September 30, 2017 and 2016, respectively.

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
Three and Nine Months Ended September 30, 2017

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09"), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. ASU 2014-09 is based on principles that govern the recognition of revenue at an amount an entity expects to be entitled when products are transferred to customers. The FASB has issued several amendments to the standard since ASU 2014-09.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The Company will adopt the standard electing to use the modified retrospective transition method. The standard provides an option to apply the transition method to all contracts at the inception date or only to contracts that are not completed as of that date. At the current time, the Company only intends to apply the standard to contracts that are not completed as of December 31, 2017. Also, the Company anticipates disclosing the aggregate effect of contract modifications that occur before the beginning of the earliest reporting period presented (only for contracts not completed at the date of adoption).

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

The Company continues to review the impact of the standard on all revenue transactions as well as assessing and implementing any potential changes to systems, processes and internal controls required to meet the standard’s reporting and disclosure requirements. While the review is not fully complete, the Company has identified certain areas of the standard that the Company is evaluating further such as principle versus agent considerations and the timing of revenue recognition. The Company does not currently expect significant changes in financial statement presentation and expects revenue will typically continue to be recognized at a point in time rather than over time.  Those conclusions are subject to change as the review is completed in the fourth quarter of 2017.

Under the current guidance, the Company defers revenue for inventory billed but not yet shipped. Under the standard, in certain situations the Company may be able to recognize revenue for inventory billed but not yet shipped, which could accelerate the timing, but not the total amount, of revenue recognized and would not impact the timing of cash flows. The Company cannot reasonably estimate quantitative information related to the impact of the standard on our financial statements at this time.

The standard will be effective for annual reporting periods beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will adopt the standard in the first quarter of 2018.

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

On June 30, 2017, the EYELEVEL acquisition reached the required performance measures at the end of its earnout period and the balance of the fair value of the contingent consideration liability was reclassified to due to seller. During the third quarter of 2017, the Company paid $17.7 million to settle the final balance owed to the sellers. As of September 30, 2017, no contingent consideration or due to seller balances remain on the Company's balance sheet and all liabilities have been settled.

During the three months ended September 30, 2017 and 2016, the Company recorded (income) expense of $(0.2) million and $0.8 million, respectively. During the nine months ended September 30, 2017 and 2016, the Company recorded expense of $0.7 million and $10.0 million, respectively. Please refer to Note 10 for a further summary of activities related to the contingent consideration balance for the nine months ended September 30, 2017.

3. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of September 30, 2017 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2016	$170,757	$31,943	$202,700
Foreign exchange impact	52	3,953	4,004
Net goodwill as of September 30, 2017	$170,807	$35,897	$206,704

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
Three and Nine Months Ended September 30, 2017

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

The Company assesses for goodwill impairment each reporting period and does not believe that goodwill is impaired as of September 30, 2017.

4. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016	Weighted Average Life
Customer lists	$74,408	$72,667	13.6
Non-compete agreements	962	943	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,938	76,177
Less accumulated amortization	(49,193)	(44,639)
Intangible assets, net	$28,745	$31,538

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-compete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-compete agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

Amortization expense related to these intangible assets was $1.2 million and $1.4 million for the three months ended September 30, 2017 and 2016, respectively, and $3.7 million and $4.2 million for the nine months ended September 30, 2017 and 2016, respectively.

The estimated amortization expense for the remainder of 2017 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2017	$1,234
2018	4,559
2019	4,326
2020	4,316
2021	4,194
Thereafter	10,117
$28,745

5. Restructuring Activities and Other Charges

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

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

For the three and nine months ended September 30, 2017, the Company recognized no additional restructuring charges related to this plan, as the plan was completed by the end of 2016.

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2017 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2016	$1,349	$17	$200	$1,566
Cash payments	(397)	(17)	(200)	(614)
Balance at September 30, 2017	$952	$—	$—	$952

As of September 30, 2016, the Company recognized $5.5 million in restructuring charges related to this plan, of which $0.3 million, $4.2 million and $1.0 million related to the North America, International and Other segments, respectively.

6. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 34.5% and 42.7% for the three months ended September 30, 2017 and 2016, respectively, and 35.7% and 109.2% for the nine months ended September 30, 2017 and 2016 . The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended September 30, 2017 and 2016, $0.2 million of income and $0.8 million of expense, respectively, was recognized from fair value changes to contingent consideration. In the nine months ended September 30, 2017 and 2016, expense of $0.7 million and $10.0 million, respectively, was recognized from fair value changes to contingent consideration.

The effective tax rate for the three and nine months ended September 30, 2017 was favorably impacted by $0.1 million and unfavorably impacted by $0.1 million, respectively, of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believed sufficient positive evidence existed to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million, resulting in a $0.2 million benefit to income tax expense for the nine months ended September 30, 2017. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

7. Earnings Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares would include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period. During the three months ended September 30, 2017 and 2016, an aggregate of 1.3 million and 2.5 million options and restricted common shares, respectively, and during the nine months ended September 30, 2017 and 2016, an aggregate of 2.4 million and 4.0 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted earnings (loss) per common share for three and nine months ended September 30, 2017 and 2016 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$7,528	$4,341	$17,479	$(676)

Denominator:
Weighted-average shares outstanding – basic	53,964	53,818	53,962	53,536
Effect of dilutive securities:
Employee and director stock options and restricted common shares	1,225	817	1,165	—
Contingently issuable shares	—	137	—	—
Weighted-average shares outstanding – diluted	55,189	54,772	55,127	53,536

Basic earnings (loss) per share	$0.14	$0.08	$0.32	$(0.01)
Diluted earnings (loss) per share	$0.14	$0.08	$0.32	$(0.01)

8. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended September 30,
	2017	2016
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(14,940)	$(15,853)
Other comprehensive income before reclassifications	2,168	335
Net current-period other comprehensive income	2,168	335
Balance, end of period	$(12,772)	$(15,518)

	Nine Months Ended September 30,
	2017	2016
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(20,799)	$(13,993)
Other comprehensive income (loss) before reclassifications	8,027	(1,525)
Net current-period other comprehensive income (loss)	8,027	(1,525)
Balance, end of period	$(12,772)	$(15,518)

9. Related Party Transactions

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended September 30, 2017 and 2016 was $0.5 million and $0.4 million, respectively, and $1.3 million and $1.3 million during the nine months ended September 30, 2017 and 2016, respectively. Additionally, Arthur J. Gallagher & Co. has provided insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.1 million and $0.0 million for the three months ended September 30, 2017 and 2016, respectively, and $0.1 million and $0.2 million for the nine months ended September 30, 2017 and 2016, respectively. The net amount receivable from Arthur J. Gallagher & Co. was $0.3 million and $0.4 million as of September 30, 2017 and December 31, 2016, respectively.

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

As of September 30, 2017 the Company no longer has any Level 3 assets or liabilities remaining on its condensed consolidated financial statements as a result of the finalization of the contingent consideration liabilities discussed in Note 2. As of December 31, 2016, the only Level 3 liabilities on the Company's financial statements related to its potential contingent consideration payments from acquisitions occurring subsequent to January 1, 2009. The fair value of the liabilities determined by this analysis was primarily driven by the probability of reaching the performance measures required by the applicable purchase agreements and the associated discount rates. Probabilities were estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reached the required performance measure, the estimated probability would be increased to 100% and reclassified to due to seller, and if the measure was not reached, the probability would have been reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates were determined by applying a risk premium to a risk-free interest rate.

The following table sets forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at September 30, 2017 and December 31, 2016 (in thousands):

At September 30, 2017	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$—	$—	$—	$—

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

At December 31, 2016	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Contingent consideration	$19,283	$—	$—	$19,283

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance as of December 31, 2016	$(19,283)
Change in fair value(1)	(677)
Contingent Consideration paid in cash	15,345
Contingent Consideration paid in stock	4,678
Foreign exchange impact(2)	(63)
Balance as of September 30, 2017	$—

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
Three and Nine Months Ended September 30, 2017

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

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt, and he currently seeks damages of approximately €0.6 million (approximately $0.7 million). The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the trailing twelve months ended September 30, 2017 and 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of September 30, 2017.

At September 30, 2017, the Company had $24.0 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of September 30, 2017 as the interest rates are considered in line with current market rates.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At September 30, 2017, the Company had $3.9 million of unused availability under the Facility.

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

During the nine months ended September 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share under this program. No shares were repurchased under this plan for the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its common stock under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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
Three and Nine Months Ended September 30, 2017

The table below presents financial information for the Company’s reportable segments and Other for the three and nine month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended September 30, 2017:
Revenue from third parties	$196,966	$91,420	$—	$288,386
Revenue from other segments	1,294	4,761	(6,055)	—
Total revenue	198,260	96,181	(6,055)	288,386
Adjusted EBITDA(1)	20,827	6,865	(8,917)	18,775

Three Months Ended September 30, 2016:
Revenue from third parties	$185,199	$94,794	$—	$279,993
Revenue from other segments	3,401	9,065	(12,466)	—
Total revenue	188,600	103,859	(12,466)	279,993
Adjusted EBITDA(1)	16,411	7,444	(6,935)	16,920

	North America	International	Other	Total
Nine Months Ended September 30, 2017
Revenue from third parties	$569,440	$265,866	$—	$835,306
Revenue from other segments	4,136	11,108	(15,244)	—
Total revenue	573,576	276,974	(15,244)	835,306
Adjusted EBITDA(1)	57,827	16,314	(26,453)	47,688

Nine Months Ended September 30, 2016
Revenue from third parties	$550,561	$269,725	$—	$820,286
Revenue from other segments	5,048	16,573	(21,621)	—
Total revenue	555,609	286,298	(21,621)	820,286
Adjusted EBITDA(1)	48,209	17,482	(22,284)	43,407

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, restructuring, business development realignment costs, and professional fees related to ASC 606 implementation, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2017

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Adjusted EBITDA	18,775	16,920	47,688	43,407
Depreciation and amortization	(3,317)	(5,066)	(9,403)	(14,382)
Stock-based compensation expense	(2,375)	(1,740)	(5,296)	(4,097)
Change in fair value of contingent consideration	167	(788)	(677)	(9,975)
Restructuring and other charges	—	(466)	—	(4,433)
Business development realignment(1)	(715)	—	(715)	—
Professional fees related to ASC 606 implementation	(300)	—	(300)	—
Income from operations	12,235	8,860	31,297	10,520
Interest income	31	26	77	63
Interest expense	(1,198)	(1,191)	(3,239)	(3,252)
Other, net	427	(114)	(962)	16
Income before income taxes	$11,495	$7,581	$27,173	$7,347

(1)	Includes accrued severance and other employee costs related to a realignment of the sales organization during the third quarter of 2017.

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

As of September 30, 2017, we had approximately 1,900 employees and independent contractors in more than 26 countries. We organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2016, we generated global revenue from third parties of $734.2 million in the North America segment and $356.5 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

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

Operating Expenses

Our selling, general, and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers, as well as compensation costs for our finance and support employees, public company expenses, corporate systems, legal and accounting, facilities and travel and entertainment expenses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to $0.6 million as of September 30, 2017 from $0.5 million as of December 31, 2016.

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

Comparison of three months ended September 30, 2017 and 2016

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended September 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$196,966	68.3%	$185,199	66.1%
International	91,420	31.7%	94,794	33.9%
Revenues from third parties	$288,386	100.0%	$279,993	100.0%

North America

North America revenue increased by $11.8 million, or 6.4%, from $185.2 million during the three months ended September 30, 2016 to $197.0 million during the three months ended September 30, 2017. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months and expansion of existing accounts.

International

International revenue decreased by $3.4 million, or 3.6%, from $94.8 million during the three months ended September 30, 2016 to $91.4 million during the three months ended September 30, 2017. This decrease in revenue is driven primarily by decreased marketing spend within certain enterprise accounts.

Cost of goods sold

Our cost of goods sold increased by $3.7 million, or 1.7%, from $212.2 million during the three months ended September 30, 2016 to $215.9 million during the three months ended September 30, 2017. Our cost of goods sold as a percentage of revenue was 74.9% and 75.8% during the three months ended September 30, 2017 and 2016, respectively.

Gross profit margin

Our gross profit margin was 25.1% and 24.2% during the three months ended September 30, 2017 and 2016, respectively. This increase was primarily driven by benefits from supply chain initiatives and favorable product category and geographical mix during the three months ended September 30, 2017.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $4.5 million, or 8.6%, from $52.6 million during the three months ended September 30, 2016 to $57.1 million during the three months ended September 30, 2017. This increase is primarily driven by increased investments in operational improvements and product category and geographical mix during the current quarter. As a percentage of gross profit, selling, general, and administrative expenses increased to 78.8% for the three months ended September 30, 2017 compared to 77.6% for the three months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.7 million, or 34.5%, from $5.1 million during the three months ended September 30, 2016 to $3.3 million during the three months ended September 30, 2017. This decrease is driven by the impact of the change in useful life of certain proprietary software made during the fourth quarter of 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Change in fair value of contingent consideration

Expense (income) from the change in fair value of contingent consideration decreased by $1.0 million from expense of $0.8 million during the three months ended September 30, 2016 to income of $0.2 million during the three months ended

September 30, 2017. The change in the fair value of the contingent liability is driven by the final adjustment of the EYELEVEL liability during the third quarter of 2017.

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

No restructuring charges occurred during the three months ended September 30, 2017.

During the three months ended September 30, 2016, the Company recorded restructuring and other charges of $0.5 million.

Income from operations

Income from operations increased by $3.4 million from $8.9 million during the three months ended September 30, 2016 to $12.2 million during the three months ended September 30, 2017. As a percentage of revenue, income from operations was 4.2% and 3.2% during the three months ended September 30, 2017 and 2016, respectively. As a percentage of gross profit, income from operations was 16.9% and 13.1% during the three months ended September 30, 2017 and 2016, respectively. This increase is primarily attributable to operating leverage and changes in depreciation and amortization, fair value of contingent consideration, and restructuring charges discussed above.

Other expense

Other expense decreased by $0.6 million from $1.3 million for the three months ended September 30, 2016 to $0.7 million during three months ended September 30, 2017. The current period expense was primarily driven by unrealized foreign exchange losses on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the euro, Brazilian real, and certain other currencies.

Income tax expense

Income tax expense increased by $0.8 million from $3.2 million during the three months ended September 30, 2016 to $4.0 million during the three months ended September 30, 2017. Our effective tax rate was 34.5% and 42.7% for the three months ended September 30, 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the three months ended September 30, 2017 and 2016, $(0.2) million of income and $0.8 million of expense, respectively, was recognized from fair value changes to contingent consideration. Excluding the impact of the contingent liability, prior year restructuring charge, business development realignment costs, and ASC 606 implementation costs, the effective tax rate was 34.6% and 34.6% in the three months ended September 30, 2017 and 2016, respectively.

The effective tax rate for the three months ended September 30, 2017 was unfavorably impacted by $0.1 million of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017. There was no impact for the three months ended September 30, 2016.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. There were no material valuation adjustments for the three months ended September 30, 2017 and 2016. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net income

Net income increased by $3.2 million, or 73.4%, from $4.3 million during the three months ended September 30, 2016 to $7.5 million during the three months ended September 30, 2017. Net income as a percentage of revenue was 2.6% and 1.6% during the three months ended September 30, 2017 and 2016, respectively. Net income as a percentage of gross profit was 10.4% and 6.4% during the three months ended September 30, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration, and restructuring charges, offset by an increase in selling, general, and administrative expenses discussed above.

Diluted earnings per share

	Three Months Ended September 30,
	2017	2016
(in thousands, except per share data)
Net income	$7,528	$4,341
Denominator for dilutive earnings per share	55,189	54,772
Diluted earnings per share	$0.14	$0.08

Diluted earnings per share increased by $0.06 from $0.08 per share during the three months ended September 30, 2016 to $0.14 per share during the three months ended September 30, 2017.

Comparison of nine months ended September 30, 2017 and 2016

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$569,440	68.2%	$550,561	67.1%
International	265,866	31.8%	269,725	32.9%
Revenue from third parties	$835,306	100.0%	$820,286	100.0%

North America

North America revenue increased by $18.9 million, or 3.4%, from $550.6 million during the nine months ended September 30, 2016 to $569.4 million during the nine months ended September 30, 2017. This increase in revenue is driven primarily by organic growth from new enterprise accounts added during the last 12 to 18 months and expansion of existing accounts.

International

International revenue decreased by $3.9 million, or 1.4%, from $269.7 million during the nine months ended September 30, 2016 to $265.9 million during the nine months ended September 30, 2017. This decrease in revenue is driven primarily by lower marketing spend within certain enterprise accounts.

Cost of goods sold

Our cost of goods sold increased by $2.8 million, or 0.5%, from $625.5 million during the nine months ended September 30, 2016 to $628.3 million during the nine months ended September 30, 2017. Our cost of goods sold as a percentage of revenue was 75.2% and 76.2% during the nine months ended September 30, 2017 and 2016, respectively.

Gross profit margin

Our gross profit margin was 24.8% and 23.8% during the nine months ended September 30, 2017 and 2016, respectively. This increase was primarily driven by benefits from supply chain initiatives and favorable product category and geographical mix during the nine months ended September 30, 2017.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $10.1 million, or 6.5%, from $155.5 million during the nine months ended September 30, 2016 to $165.6 million during the nine months ended September 30, 2017. This increase is primarily driven by increased investments into the infrastructure of the Company through operational improvements during the current quarter. As a percentage of gross profit, selling, general, and administrative expenses were flat at 80.0% for the nine months ended September 30, 2017 compared to 79.8% for the nine months ended September 30, 2016.

Depreciation and amortization

Depreciation and amortization expense decreased by $5.0 million, or 34.6%, from $14.4 million during the nine months ended September 30, 2016 to $9.4 million during the nine months ended September 30, 2017. This decrease is driven by the impact of the change in useful life of certain proprietary software made during the fourth quarter of 2016 as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $9.3 million from $10.0 million during the nine months ended September 30, 2016 to $0.7 million during the nine months ended September 30, 2017. The change in the fair value of the contingent liability is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second and third quarters of 2017.

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

No restructuring activities occurred during the nine months ended September 30, 2017.

During the nine months ended September 30, 2016, the Company recorded restructuring and other charges of $4.4 million.

Income from operations

Income from operations increased by $20.8 million from $10.5 million during the nine months ended September 30, 2016 to $31.3 million during the three months ended September 30, 2017. As a percentage of revenue, income from operations was 3.7% and 1.3% during the nine months ended September 30, 2017 and 2016, respectively. As a percentage of gross profit, income from operations was 15.1% and 5.4% during the nine months ended September 30, 2017 and 2016, respectively. This increase is primarily attributable to operating leverage and changes in depreciation and amortization, fair value of contingent consideration, and restructuring charges discussed above.

Other expense

Other expense increased by $0.9 million from $3.2 million for the nine months ended September 30, 2016 to $4.1 million for the nine months ended September 30, 2017. This increase included a $0.4 million foreign exchange loss due to the Czech National Bank's decision to discontinue the Czech koruna's peg to the euro during the second quarter of 2017. The remaining expense was primarily driven by unrealized foreign exchange losses on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the euro, Brazilian real, and certain other currencies.

Income tax expense

Income tax expense increased by $1.7 million from $8.0 million during the nine months ended September 30, 2016 to $9.7 million during the nine months ended September 30, 2017. Our effective tax rate was 35.7% and 109.2% for the nine months ended September 30, 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration in each period. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. In the nine months ended September 30, 2017 and 2016, expense of $0.7 million and $10.0 million, respectively, was recognized from fair value changes to contingent consideration. Excluding the impact of the contingent liability, prior year restructuring charge, the Czech koruna's exit from the exchange rate commitment, business development realignment costs, and ASC 606 implementation costs, the effective tax rate was 34.6% and 34.9% in the nine months ended September 30, 2017 and 2016, respectively.

The effective tax rate for the nine months ended September 30, 2017 was unfavorably impacted by $0.1 million of stock-based compensation activity due to the adoption ASU 2016-09 on January 1, 2017. There was no impact for the nine months ended September 30, 2016.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believes sufficient positive evidence existed to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the nine months ended September 30, 2017. There were no material valuation adjustments for the nine months ended September 30, 2016. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net income (loss)

Net income (loss) increased by $18.2 million, or 2,686.4%, from a net loss of $0.7 million during the nine months ended September 30, 2016 to net income of $17.5 million during the nine months ended September 30, 2017. Net income (loss) as a percentage of revenue was 2.1% and (0.1)% during the nine months ended September 30, 2017 and 2016, respectively. Net income (loss) as a percentage of gross profit was 8.4% and (0.3)% during the nine months ended September 30, 2017 and 2016, respectively. This increase is primarily attributable to changes in depreciation and amortization, change in fair value of contingent consideration, and restructuring charges discussed above.

Diluted earnings (loss) per share

	Nine months ended September 30,
	2017	2016
(in thousands, except per share data)
Net income (loss)	$17,479	$(676)
Denominator for dilutive earnings per share	55,127	53,536
Diluted earnings (loss) per share	$0.32	$(0.01)

Diluted earnings (loss) per share increased by $0.33 from a loss of $(0.01) per share during the nine months ended September 30, 2016 to earnings of $0.32 per share during the nine months ended September 30, 2017.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, restructuring charges, business development realignment costs, and professional fees relating to ASC 606 implementation itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net income (loss) is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows:

	Three Months Ended September 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$20,827	110.9%	$16,411	97.0%
International	6,865	36.6	7,444	41.2
Other(1)	(8,917)	(47.5)	(6,935)	(41.0)
Adjusted EBITDA	$18,775	100.0%	$16,920	100.0%

	Nine Months Ended September 30,
	2017	% of Total	2016	% of Total
	(dollars in thousands)
North America	$57,827	121.3%	$48,209	111.1%
International	16,314	34.2	17,482	40.3
Other(1)	(26,453)	(55.5)	(22,284)	(51.3)
Adjusted EBITDA	$47,688	100.0%	$43,407	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended September 30, 2017 and 2016. Adjusted EBITDA increased by $1.9 million, or 11.0%, from $16.9 million during the three months ended September 30, 2016 to $18.8 million during the three months ended September 30, 2017. North America Adjusted EBITDA increased by $4.4 million, or 26.9%, from $16.4 million during the three months ended September 30, 2016 to $20.8 million during the three months ended September 30, 2017 due to improved gross margins. International Adjusted EBITDA decreased by $0.6 million, or 7.8%, from $7.4 million during the three months ended September 30, 2016 to $6.9 million during the three months ended September 30, 2017 due to lower revenue during the period. Other Adjusted EBITDA decreased by $2.0 million, or 28.6%, from a loss of $6.9 million during the three months ended September 30, 2016 to a loss of $8.9 million during the three months ended September 30, 2017 due to investments in operational infrastructure and service line capabilities .

Comparison of nine months ended September 30, 2017 and 2016. Adjusted EBITDA increased by $4.3 million, or 9.9%, from $43.4 million during the nine months ended September 30, 2016 to $47.7 million during the nine months ended September 30, 2017. North America Adjusted EBITDA increased by $9.6 million, or 20.0%, from $48.2 million during the nine months ended September 30, 2016 to $57.8 million during the nine months ended September 30, 2017 due to improved gross margins. International Adjusted EBITDA decreased by $1.2 million, or 6.7%, from $17.5 million during the nine months ended September 30, 2016 to $16.3 million during the nine months ended September 30, 2017 due to lower revenue and client mix. Other Adjusted EBITDA decreased by $4.2 million, or 18.7%, from a loss of $22.3 million during the nine months ended September 30, 2016 to a loss of $26.5 million during the nine months ended September 30, 2017 due to investments in operational infrastructure and service line capabilities.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$7,528	$4,341	$17,479	$(676)
Income tax expense	3,967	3,240	9,694	8,023
Interest income	(31)	(26)	(77)	(63)
Interest expense	1,198	1,191	3,239	3,252
Other, net	(427)	114	962	(16)
Depreciation and amortization	3,317	5,066	9,403	14,382
Stock-based compensation expense	2,375	1,740	5,296	4,097
Change in fair value of contingent consideration	(167)	788	677	9,975
Restructuring and other charges	—	466	—	4,433
Business development realignment(1)	715	—	715	—
Professional fees related to ASC 606 implementation	300	—	300	—
Non-GAAP Adjusted EBITDA	$18,775	$16,920	$47,688	$43,407

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net income (loss), with the addition of the change in the fair value of contingent consideration liabilities, impairment charges, and other amounts itemized in the reconciliation table below, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted earnings per share for each of the years presented was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$7,528	$4,341	$17,479	$(676)
Change in fair value of contingent consideration	(167)	788	677	9,975
Czech exit from exchange rate commitment, net of tax	—	—	294	—
Restructuring and other charges, net of tax	—	382	—	3,964
Realignment-related income tax charges	—	263	—	898
Business development realignment, net of tax	875	—	875	—
Professional fees related to ASC 606 implementation, net of tax	204	—	204	—
Adjusted net income	$8,440	$5,774	$19,529	$14,162
Weighted-average shares outstanding, diluted	55,189	54,772	55,127	54,359
Non-GAAP Diluted Earnings Per Share	$0.15	$0.11	$0.35	$0.26

Comparison of three months ended September 30, 2017 and 2016. Adjusted EPS increased by $0.05 or 45.7% from $0.11 during the three months ended September 30, 2016 to $0.15 during the three months ended September 30, 2017. This increase is primarily attributable to improved gross margin and the reduction in depreciation expense as discussed above.

Comparison of nine months ended September 30, 2017 and 2016. Adjusted EPS increased by $0.09, or 33.6%, from $0.26 during the nine months ended September 30, 2016 to $0.35 during the nine months ended September 30, 2017. This increase is primarily attributable to improved gross margin and the reduction in depreciation expense as discussed above.

Liquidity and Capital Resources

At September 30, 2017, we had $27.7 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net income (loss) adjusted for certain non-cash items, including depreciation and amortization and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2017 was $12.4 million and consisted of net income of $17.5 million and $15.7 million of non-cash items, offset by $45.6 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $38.1 million, an increase in inventory of $17.1 million and an increase in prepaid expenses and other assets of $10.4 million partially offset by an increase in accounts payable of $8.3 million and an increase in accrued expenses and other liabilities of $11.7 million.

Cash used in operating activities for the nine months ended September 30, 2016 was $23.6 million and consisted of a net loss of $0.7 million and $30.7 million of non-cash items, offset by $53.7 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $12.8 million, an increase in inventory of $12.1 million and a decrease in accounts payable of $40.3 million, offset by and a decrease in prepaid expenses and other assets of $3.6 million and an increase in accrued expenses and other liabilities of $7.9 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2017 of $10.3 million was entirely attributable to capital expenditures.

Cash used in investing activities for the nine months ended September 30, 2016 of $10.5 million was entirely attributable to capital expenditures.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2017 of $18.5 million was primarily attributable to net borrowings under the revolving credit facility of $42.3 million, offset by payments of contingent consideration of $15.3 million and repurchases of common stock of $10.0 million.

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

During the nine months ended September 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share under this program. No shares were repurchased under this plan for the three months ended September 30, 2017. During the three and nine months ended September 30, 2016, the Company did not repurchase any shares of its common stock under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

An additional 27,862 and 102,629 shares of common stock was repurchased to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $316,284 and $1.1 million at an average cost of $11.35 and $10.63 per share for the three and nine months ended September 30, 2017, respectively.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.00 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. We were in compliance with all debt covenants as of September 30, 2017.

At September 30, 2017, we had $24.0 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At September 30, 2017, the Company had $3.9 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $25.7 million and $18.1 million of foreign cash and cash equivalents as of September 30, 2017 and December 31, 2016, respectively, which are generally denominated in the local currency where the funds are held.

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
As of September 30, 2017, except for the new critical accounting policy for PSUs described above and the adoption of ASU 2016-09 disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2017 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Brazilian real, Peruvian nuevo sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2017, we derived approximately 31.8% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

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

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share under this program. An additional 102,629 shares of its common stock was repurchased to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $1.1 million at an average cost of $10.63 per share.

The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2017 (in thousands, except per share amounts).

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
7/1/17-7/31/17	9	$11.74	—	4,120
8/1/17-8/31/17	9	11.54	—	3,953
9/1/17-9/30/17	10	10.86	—	3,722
Total	28	$11.35	—

(1)	Includes 27,862 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

(2)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

Item 5.            Other Information

William C. Atkins, 34, was appointed as Global Controller and Principal Accounting Officer of InnerWorkings on November 3, 2017. The principle accounting officer role was previously held by our Chief Financial Officer, Jeffrey Pritchett; Mr. Pritchett will continue to serve as Executive Vice President and Chief Financial Officer.

Prior to becoming Global Controller and Principal Accounting Officer, Mr. Atkins served in various roles at the Company, including as Corporate Controller from February 2016 to October 2017, International Controller, Director of SEC Reporting from January 2015 to January 2016, and Assistant Controller from October 2011 to December 2014.  Before joining InnerWorkings, Mr. Atkins was a manager at PricewaterhouseCoopers LLP, a large global accounting firm. Mr. Atkins is a Certified Public Accountant and holds a Bachelor of Science in Business Administration and a Master of Accountancy from the Haslam College of Business at the University of Tennessee.

There is no arrangement or understanding between Mr. Atkins and any other person pursuant to which Mr. Atkins was appointed as Global Controller and Principal Accounting Officer of the Company. There are no family relationships between Mr. Atkins and any director or executive officer of the Company, and Mr. Atkins has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.

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

INNERWORKINGS, INC.

Date: November 7, 2017	By:	/s/ Eric D. Belcher
Eric D. Belcher
Chief Executive Officer

Date: November 7, 2017	By:	/s/ Jeffrey P. Pritchett
Jeffrey P. Pritchett
Chief Financial Officer