Form 10-K
period 2017-12-31
INNERWORKINGS INC
filed 2018-03-16
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
		(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes: ☐ No:  ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30th, 2017 the last business day of the registrant’s most recent completed second quarter, was $524,995,340 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 12, 2018, the registrant had 54,336,258 shares of common stock, par value $0.0001 per share, outstanding which includes 749,482 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2017. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We were formed in 2001, commenced operations in 2002 and converted from a limited liability company to a Delaware corporation in January 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2017, our annual revenues were $1.1 billion and we operated in 68 global office locations.

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

Industry Overview

Our business of providing marketing execution solutions primarily includes the procurement of marketing materials, branded merchandise, product packaging and retail displays. Based on external sources we estimate the global market for marketing materials, product packaging and retail displays, in aggregate, to be approximately $600 billion annually.

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

To become more competitive, many large corporations seek to focus on their core competencies and outsource non-core business functions, which typically include marketing execution. According to a recent industry report the global business process outsourcing market for managed procurement is more than $250 billion and growing at about 12% annually.

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

Each client is assigned an account executive and one or more production managers, who develop relationships with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client's offices. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2017, we had approximately 650 production managers and account executives, including over 275 working on-site at our client's offices.

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

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the years ended December 31, 2017, 2016 and 2015, our largest customer accounted for 5%, 5% and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 28%, 27% and 27% of our revenue in 2017, 2016 and 2015, respectively.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. Our services are provided under long-term contracts, purchase orders, or other contractual arrangements, and the scope and terms of these contracts vary by client.

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

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality, delivery and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings and geographic proximity to a client or other criteria specified by our clients. In 2017, our top ten suppliers accounted for approximately 12% of our cost of goods sold and no supplier accounted for more than 2% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our account executives sell our marketing execution solutions to corporate clients. As of December 31, 2017, we had approximately 350 sales and account executives. Our agreements with our account executives require them to market and sell our solutions on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

Our competitors include manufacturers that employ traditional methods of marketing and selling their printed materials. The manufacturers with which we compete generally own and operate their own manufacturing equipment and typically serve clients only within the specific product categories that their equipment produces.

We also compete with manufacturing management firms and brokers. These competitors generally do not own or operate printing equipment and typically work with a limited number of suppliers and have minimal financial investment in the quality of the products produced for their clients. Our industry experience indicates that several of these competitors offer print procurement services or enterprise software applications for the print industry.

The principal elements of competition in marketing materials procurement are price, product quality, customer service, technology and reliability. Although we believe our business delivers products and services on competitive terms, our business and the marketing execution industry are relatively new and are evolving rapidly.

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

Employees

As of December 31, 2017, we had approximately 2,000 employees and independent contractors in more than 26 countries. We consider our employee relations to be strong.

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

Risks Related to Our Business

Competition could substantially impair our business and our operating results

We compete with companies in the manufacturing of marketing related products, including printed materials, in-store displays, packaging materials, graphics art and digital imaging and fulfillment and logistics. Competition in these industries is intense. Our primary competitors are manufacturers that employ traditional methods of marketing and selling their marketing materials. Some of these manufacturers have larger client bases and significantly more resources than we do. Buyers may prefer to utilize the traditional services offered by the manufacturers with whom we compete. Alternatively, some of these manufacturers may elect to offer outsourced print procurement services or enterprise software applications and their well-established client relationships, industry knowledge, brand recognition, financial and marketing capabilities, technical resources and pricing flexibility may provide them with a competitive advantage over us.

We also compete with a number of management firms and brokers. Several of these competitors offer outsourced procurement services or enterprise software applications for the marketing industry. These competitors or new competitors that enter the market, may also offer procurement services similar to and competitive with or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable industry experience. If our competitors are able to offer comparable services, we could lose clients and our market share could decline.

Our competitors may also establish cooperative relationships to increase their ability to address client needs. Increased competition may lead to revenue reductions, reduced gross margins or a loss of market share, any one of which could harm our business and our operating results.

If our services do not achieve widespread commercial acceptance, our business will suffer.

Most companies currently coordinate the procurement and management of their marketing materials with their own employees using a combination of telephone, e-mail, their own technology platforms and the Internet. Growth in the demand for our services depends on the adoption of our outsourcing model for marketing related procurement services. We may not be able to persuade prospective clients to change their traditional procurement processes. Our business could suffer if our services are not accepted or are not perceived by the marketplace to be effective or valuable.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 28%, 27% and 27% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Our largest client accounted for 5%, 5% and 5% of our revenue in 2017, 2016 and 2015, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

Aggregate revenue from our International segment represented 32%, 33% and 31% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

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

The United Kingdom’s referendum to leave the European Union or “Brexit,” has and may continue to cause disruptions to capital and currency markets worldwide. The full impact of the Brexit decision, however, remains uncertain. A process of negotiation will determine the future terms of the United Kingdom’s relationship with the European Union. During this period of negotiation, our results of operations and access to capital may be negatively affected by interest rate, exchange rate and other market and economic volatility, as well as regulatory and political uncertainty. Brexit may also have a detrimental effect on our customers, distributors and suppliers, which would, in turn, adversely affect our financial condition.

We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes. Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We are also subject to ongoing tax audits. These audits can involve complex issues, which may require an extended period of time to resolve and can be highly subjective. Tax authorities may disagree with certain tax reporting positions taken by us and, as a result, assess additional taxes against us. We regularly assess the likely outcomes of these audits in order to determine the appropriateness of our tax provision.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The newly enacted Act, makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017.

The changes effected by the Act required us to remeasure existing deferred tax assets and liabilities using our new statutory rate and to include a provisional one time transition tax expense related to the deemed repatriation of certain foreign earnings and profits. This amount is payable over eight years. We have not completed our accounting for the income tax effects of certain elements of the Act, including the new GILTI and BEAT taxes. Due to the complexity of these new tax rules, we are continuing to evaluate these provisions of the Act. As a result, we have not included an estimate of the tax expense/benefit related to these items for the period ended December 31, 2017.

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. The impact of tax reform in the US or other foreign tax law changes could result in an overall tax rate increase to our business.

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

If we are unable to expand our client base, our revenue growth rate may be negatively impacted.

As part of our growth strategy, we seek to attract new clients and expand relationships with existing clients. If we are unable to attract new clients or expand our relationships with our existing clients, our ability to grow our business will be hindered.

Most of our clients may terminate their relationships with us on short notice with no or limited penalties.

Many of our clients use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into long-term contracts and contract renewals with many of our clients, which are generally for three to five year initial terms. Most of these contracts, however, permit the clients to terminate our engagements upon prior notice, typically ranging from 90 days to 12 months with limited or no penalties.

The volume and type of services we provide our clients may vary from year to year and could be reduced if a client were to change its outsourcing or procurement strategy. If a significant number of our clients elect to terminate or not to renew their engagements with us or if the volume of their orders decreases, our business, operating results and financial condition could suffer.

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

In this Annual Report on Form 10-K, we reported that management identified material weaknesses in our internal controls over financial reporting as of December 31, 2017. See “Item 9A. Controls and Procedures.”

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

We adopted the new required revenue recognition standard, which took effect as of January 1, 2018, and we may have difficulties implementing this standard.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) Update No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which has been subsequently updated. We adopted the provisions in ASC 606, as amended, on January 1, 2018 under the modified retrospective method and will only apply this method to contracts that are not completed as of the date of adoption. To comply with the requirements of ASC 606 as of January 1, 2018, we are continuing to update and enhance our internal accounting systems, operational processes and our internal controls over financial reporting. If we are not successful in updating our policies, procedures, information systems and internal controls over financial reporting, the revenue that we recognize and the related disclosures that we provide under ASC 606 may not be complete or accurate, which could harm our operating results or cause us to fail to meet our reporting obligations. This implementation work has required, and will continue to require, additional investments by us, which could increase our operating costs in future periods. Further, the regulatory guidance for ASC 606 will likely evolve over time, which could adversely impact our financial results (including potentially results reported prior to such evolution) and require changes to our disclosures and internal systems, processes, and controls.

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

The secure and uninterrupted operation of our information technology systems is critical to our business. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, as well as those of our customers, suppliers and other service providers could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, natural or man-made incidents or disasters, or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personnel information. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

We are also dependent on security measures that some of our third-party customers, suppliers and other service providers take to protect their own systems and infrastructures. Some of these third parties store or have access to certain of our sensitive data, as well as confidential information about their own operations, and as such are subject to their own cybersecurity threats.

Any security breach of any of these third-parties’ systems could result in unauthorized access to our information technology systems, cause us to be non-compliant with applicable laws or regulations, subject us to legal claims or proceedings, disrupt our operations, damage our reputation, and cause a loss of confidence in our products and services, any of which could adversely affect our financial performance.

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

Our future success will depend to a significant extent on the successful transition of Chief Executive Officer responsibilities from Eric Belcher, our current Chief Executive Officer, to Rich Stoddart, whose appointment as successor Chief Executive Officer takes effect on April 5, 2018. Following the Chief Executive Officer succession, our future success will depend to a significant extent on the continued services of Rich Stoddart, Charles Hodgkins, our Interim Chief Financial Officer, Robert Burkart, our Chief Information Officer and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

In general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2017, 2016 and 2015, our revenue was $1,136.3 million, $1,090.7 million and $1,029.4 million, respectively and our top ten clients accounted for 28%, 27% and 27%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

The trading prices of many small and mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2017, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier and our receipt of payment from our clients varies with each job and client. In addition, a significant percentage of our revenue is subject to the discretion of our clients, who may stop using our services at any time, subject, in the case of most of our clients, to advance notice requirements. Therefore, the number, size and profitability of jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to significant variations in the market price of our stock. The factors that are likely to cause these variations include:

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 26 other office locations in the United States and 41 office locations in 26 other countries around the world. These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, France, Czech Republic, Germany, Ireland, Russia, China, Hong Kong, Japan, Australia and various other countries and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2017 to December 22, 2026.

Item 3.	Legal Proceedings

We are party to various legal proceedings incidental to our business. Certain claims, suits and complaints arising in the ordinary course of business have been filed or are pending against us. Based on facts now known, we believe all such matters are adequately provided for, covered by insurance, are without merit, and/or involve such amounts that would not materially adversely affect our consolidated results of operations, cash flows or financial position.

For information on our non-ordinary course legal proceedings, see Note 9 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

	High	Low
2017
First Quarter	$11.00	$9.08
Second Quarter	$11.94	$9.55
Third Quarter	$11.92	$10.08
Fourth Quarter	$12.03	$9.81

2016
First Quarter	$8.02	$6.06
Second Quarter	$8.87	$7.59
Third Quarter	$10.08	$8.08
Fourth Quarter	$10.08	$8.07

Holders

As of March 16, 2018, there were 26 holders of record of our common stock, which does not include stockholders who held their shares through brokers or other nominees in "street name." The holders of our common stock are entitled to one vote per share.

Dividends

We currently do not and do not intend to pay any dividends on our common stock. We intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any determination in the future to pay dividends will depend upon our financial condition, capital requirements, operating results and other factors deemed relevant by our board of directors, including any contractual or statutory restrictions on our ability to pay dividends.

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

Additionally, on May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of our common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. As of December 31, 2017, an aggregate of $34.1 million remained available for repurchase under these repurchase authorizations.

During the twelve months ended December 31, 2017, the Company repurchased 1,121,928 shares of the Company's common stock for $11.0 million in the aggregate at an average cost of $9.78 per share under its repurchase program. An additional 183,529 shares of its common stock were withheld to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $1.9 million at an average cost of $10.57 per share.

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2017 (in thousands, except per share amounts):

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/17-10/31/17	—	$—	—	3,259
11/1/17-11/30/17	4	10.32	—	3,232
12/1/17-12/31/17	170	10.07	93	3,402
Total	174	$10.07	93

(1)
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

The following graph assumes $100 was invested on December 31, 2012 in the common stock of the Company and each of the following indices and assumes reinvestment of any dividends. The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec 31, 2012	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017
INWK	$100	$57	$57	$54	$71	$73
NASDAQ Market Index	$100	$138	$157	$166	$178	$229
Dow Jones Business Support Services Index	$100	$133	$137	$150	$169	$212

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$1,136,256	$1,090,704	$1,029,353	$1,000,133	$890,960
Cost of goods sold	857,921	827,156	789,159	770,674	688,934
Gross profit	278,335	263,548	240,194	229,459	202,026
Selling, general and administrative expenses	225,738	209,967	197,291	196,190	183,600
Depreciation and amortization	13,390	17,916	17,472	17,723	13,664
Change in fair value of contingent consideration	677	10,417	(270)	(37,873)	(31,331)
Goodwill impairment charge	—	—	37,539	—	37,908
Intangible asset impairment charges	—	70	202	2,710	—
Restructuring charges	—	5,615	1,053	—	4,322
Income (loss) from operations	38,530	19,563	(13,093)	50,708	(6,137)
Interest income	97	86	69	57	76
Interest expense	(4,729)	(4,171)	(4,612)	(4,428)	(2,954)
Other, net	(1,788)	(153)	(3,135)	(747)	(357)
Total other expense	(6,420)	(4,238)	(7,678)	(5,118)	(3,235)
Income (loss) before income taxes	32,110	15,325	(20,771)	45,590	(9,372)
Income tax expense (benefit)	13,131	10,955	12,292	1,855	(612)
Net income (loss)	$18,979	$4,370	$(33,063)	$43,735	$(8,760)
Net income (loss) per share of common stock:
Basic	$0.35	$0.08	$(0.63)	$0.84	$(0.17)
Diluted	$0.35	$0.08	$(0.63)	$0.82	$(0.17)
Shares used in per share calculations:
Basic	53,851	53,607	52,791	52,096	50,875
Diluted	54,944	54,460	52,791	53,104	50,875

Consolidated balance sheet data:
Cash and cash equivalents	$30,562	$30,924	$30,755	$22,578	$18,606
Working capital(1)	140,297	104,371	79,609	89,994	53,784
Total assets	640,019	590,999	608,467	633,249	616,208
Revolving credit facility(2)	128,398	107,468	99,258	104,539	69,000
Total stockholders’ equity	289,559	264,626	254,136	292,980	243,000

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.

(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As of December 31, 2017, we had approximately 2,000 employees and independent contractors in more than 26 countries. Effective with the first fiscal quarter of 2016, we organized our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2017, we generated global revenue from third parties of $776.4 million in the North America segment and $359.9 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $1,136.3 million, $1,090.7 million and $1,029.4 million in 2017, 2016 and 2015, respectively, reflecting growth rates of 4.2% and 6.0% in 2017 and 2016, respectively, as compared to the corresponding prior year.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin may be fixed by contract or may depend on prices negotiated on a job-by-job basis. Once the client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We generally take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for its production costs and we invoice our client.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, may be established by contract based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, or may be determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit for years ended December 31, 2017, 2016 and 2015 was $278.3 million, $263.5 million and $240.2 million or 24.5%, 24.2% and 23.3% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 19.9%, 19.3% and 19.2% in 2017, 2016 and 2015, respectively.

We accrue for commissions when we recognize the related revenue and gross profit. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased from $0.5 million as of December 31, 2016 to a net accrued commission amount of $(2.7) million as of December 31, 2017.

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

We are required to make payment to our suppliers for completed jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $0.5 million, $2.2 million and $1.9 million in 2017, 2016 and 2015, respectively.

Our income (loss) from operations for 2017, 2016 and 2015 was $38.5 million, $19.6 million and $(13.1) million, respectively.

Critical Accounting Policies

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectability is reasonably assured. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced.

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

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivable. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2017. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles—Goodwill and Other ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment the first day of the fourth fiscal quarter of each year.

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

We performed our impairment test as of October 1, 2017, our measurement date, and concluded there was no impairment in any of our reporting units. We also concluded that no goodwill impairment existed as of December 31, 2017.

In the fourth quarter of 2015, we determined that our goodwill was impaired and recorded a non-cash, goodwill impairment charge of $37.5 million at the EMEA reporting unit as a result of the test. For additional information related to the goodwill impairment in 2015, see the discussion of our results of operations below.

Subsequent to the issuance of the Company's March 12, 2018 earnings release, the Company made an additional currency adjustment to the book value of its goodwill. This resulted in a reduction of goodwill and other comprehensive income of $7.2 million reflected in the fourth quarter of 2017. This adjustment had no impact on the statement of operations or the statement of cash flows.

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

ASC 350 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to the estimated residual values and reviewed for impairment when impairment indicators exist. Our intangible assets consist of customer lists, trade names, noncompetion agreements and patents. Our customer lists are being amortized using the economic useful life method over their estimated weighted-average useful lives of approximately 14 years. Our noncompetion agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives. As of December 31, 2017, the net balance of our intangible assets was $27.6 million.

During 2017, the Company did not record any impairment related to these intangible assets.

During the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the International segment.

Contingent Purchase Consideration

In connection with some of our business acquisitions accounted for under ASC 805, contingent consideration is payable in cash or shares of our common stock upon the achievement of certain performance measures over future periods. For these acquisitions, we have estimated and recorded the fair value of the purchase consideration obligation, whereby fair value is determined based on the present value of the potential contingent purchase price. Changes in estimated fair value of the contingent purchase consideration obligations are recorded in our results from operations. Adjustments to the estimated fair value of the contingent purchase consideration are based on estimates of probability of achievement of earnings targets based on actual results and forecasts of the earnings of the companies acquired. These forecast estimates can change based on macroeconomic conditions as well as the overall success of the business in retaining existing business and gaining new business. As of December 31, 2017, there are no outstanding contingent consideration liabilities.

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

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. We believe that historical experience provides the best estimate of future expected life. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. The expected volatility assumption is based on the historical volatility of our common stock over a period commensurate with the expected term. Forfeitures are recorded as they occur.

We recorded $6.8 million, $5.6 million and $5.9 million in compensation expense related to stock-based compensation, for the years ended December 31, 2017, 2016 and 2015, respectively.

Income Taxes

We operate in numerous states and countries through our various subsidiaries and must allocate our income, expenses and earnings under the various laws and regulations of each of these taxing jurisdictions. Accordingly, our provision for income taxes represents our total estimate of the liability that we have incurred in doing business each year in all of our locations. Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In determining whether we need to record a valuation allowance against our deferred tax assets, management must make a number of estimates, assumptions and judgments. We establish a valuation allowance to reduce deferred tax assets to the amount we believe is more likely than not to be realized. The determination to record or release valuation allowances requires significant judgment.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting ("ASU 2017-09"), which amends ASC 718, Compensation - Stock Compensation. This ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the standard, the income tax effects of awards are required to be recognized in the income statement when the awards vest or are settled, as opposed to in additional paid-in capital under the current guidance. The standard also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, which the Company has elected to adopt. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. In the first quarter of 2017, the Company applied a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.

The Company adopted all amendments to the standard at January 1, 2017. The amendments related to the classification of excess tax benefits on the statement of cash flows were adopted prospectively and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes was adopted retrospectively. The adoption of both resulted in no prior period adjustments. With the adoption of the standards related to eliminating the requirement that excess tax benefits be realized before companies can recognize them and election to recognize forfeitures as they occur, the Company elected to use the modified retrospective method which resulted in changes to retained earnings, components of equity and net assets. The net cumulative effect of these changes resulted in a $2.1 million increase to additional paid in capital, a $2.3 million decrease to deferred tax liabilities and a $0.2 million increase to retained earnings.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842), ("ASU 2016-02"), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. The update is to be applied using a modified retrospective method and is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method.

The Company is finalizing updates to the accounting policies and processes to address the variations from current practices, inclusive of the required additional disclosures in the period subsequent to adoption. Specifically, under the current guidance, the Company defers revenue for inventory billed but not yet shipped. As a result of the adoption of the new guidance, in certain situations the Company may be able to recognize revenue for inventory billed but not yet shipped, which could accelerate the timing, but not the total amount, of revenue recognized and would not impact the timing of cash flows. We are in the process of finalizing the measurement of the cumulative effect of adopting the new guidance.

The Company’s analysis of its contracts under the new standard supports two historical conclusions of the Company and its current revenue policy: 1) the Company typically recognizes revenue at a point in time rather than over a period of time and, 2) the Company typically recognizes revenue on a gross basis when the Company is the primary obligor. We plan to issue further disclosures around the adoption of ASC 606 Revenue from Contracts with Customers as part of our first quarter 2018 Form 10-Q filing.

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.5%	75.8%	76.7%
Gross profit	24.5%	24.2%	23.3%
Operating expenses:
Selling, general and administrative expenses	19.9%	19.3%	19.2%
Depreciation and amortization	1.2%	1.6%	1.7%
Change in fair value of contingent consideration	0.1%	1.0%	—%
Goodwill impairment charge	—%	—%	3.6%
Intangible asset impairment charges	—%	—%	—%
Restructuring charges	—%	0.5%	0.1%
Income (loss) from operations	3.4%	1.8%	(1.3)%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(0.4)%	(0.4)%	(0.4)%
Other, net	(0.2)%	—%	(0.3)%
Total other expense	(0.6)%	(0.4)%	(0.7)%
Income (loss) before taxes	2.8%	1.4%	(2.0)%
Income tax expense	1.2%	1.0%	1.2%
Net income (loss)	1.7%	0.4%	(3.2)%

Comparison of years ended December 31, 2017, 2016 and 2015

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
North America	$776,400	68.3%	$734,164	67.3%	$708,532	68.8%
International	359,856	31.7	356,540	32.7	320,821	31.2
Net revenue from third parties	$1,136,256	100.0%	$1,090,704	100.0%	$1,029,353	100.0%

2017 compared to 2016. Our revenue increased by $45.6 million, or 4.2%, from $1,090.7 million in 2016 to $1,136.3 million in 2017.

North America

North America revenue increased by $42.2 million, or 5.7%, from $734.2 million in 2016 to $776.4 million in 2017. This increase was driven primarily by organic growth from new clients added during the last 12 to 24 months.

International

International revenue increased by $3.4 million, or 1.0%, from $356.5 million in 2016 to $359.9 million in 2017 primarily due to foreign currency impacts.

2016 compared to 2015. Our revenue increased by $61.4 million, or 6.0%, from $1,029.4 million in 2015 to $1,090.7 million in 2016.

North America

North America revenue increased by $25.7 million, or 3.6%, from $708.5 million in 2015 to $734.2 million in 2016. This increase is driven primarily by organic new account growth.

International

International revenue increased by $35.7 million, or 11.1%, from $320.8 million in 2015 to $356.5 million in 2016. This increase is driven primarily by organic new account growth and existing customer growth in the region.

Cost of goods sold

2017 compared to 2016. Our cost of goods sold increased by $30.7 million, or 3.7%, from $827.2 million in 2016 to $857.9 million in 2017. The increase is a result of higher revenue in 2017. Our cost of goods sold as a percentage of revenue was 75.5% in 2017 and 75.8% in 2016.

2016 compared to 2015. Our cost of goods sold increased by $38.0 million, or 4.8%, from $789.2 million in 2015 to $827.2 million in 2016. The increase is a result of the revenue growth in 2016. Our cost of goods sold as a percentage of revenue was 75.8% in 2016 and 76.7% in 2015.

Gross Profit

2017 compared to 2016. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 24.5% in 2017 and 24.2% in 2016. This increase was primarily driven by favorable product category and geographical mix in 2017 compared to 2016.

2016 compared to 2015. Our gross margin increased from 23.3% in 2015 to 24.2% in 2016. This increase was primarily driven by favorable product category and geographical mix in 2016 compared to 2015.

Selling, general and administrative expenses

2017 compared to 2016. Selling, general and administrative expenses increased by $15.7 million, or 7.5%, from $210.0 million in 2016 to $225.7 million in 2017. As a percentage of revenue, selling, general and administrative expenses increased from 19.3% in 2016 to 19.9% in 2017. The increase in selling, general and administrative expenses is primarily due to cost of production staff to manage new accounts and technology staff to develop our platform.

2016 compared to 2015. Selling, general and administrative expenses increased by $12.7 million, or 6.4%, from $197.3 million in 2015 to $210.0 million in 2016. As a percentage of revenue, selling, general and administrative expenses increased from 19.2% in 2015 to 19.3% in 2016. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of production staff to manage new accounts.

Depreciation and amortization

2017 compared to 2016. Depreciation and amortization expense decreased by $4.5 million, or 25.1%, from $17.9 million in 2016 to $13.4 million in 2017. As a percentage of revenue, depreciation and amortization expense decreased from 1.6% in 2016 to 1.2% in 2017. The decrease in depreciation and amortization was primarily driven by the full year impact of the asset useful life reduction made in 2016.

In accordance with the Company’s fixed asset policy, the Company reviews the estimated useful lives of all its fixed assets, including software assets at least once a year or when there are indicators that a useful life has changed. The review during the fourth quarter of 2016 indicated that the estimated useful lives of certain proprietary software were longer than the previously estimated useful lives. As a result, effective October 1, 2016, the Company changed the estimated useful lives of a portion of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. These assets had a net book value of $20.8 million as of October 1, 2016. The effect of this change in estimate resulted in a reduction of depreciation expense by $1.4 million, increase in net income by $0.8 million and increase in basic and diluted earnings per share by $0.015 for the year ended December 31, 2016.

2016 compared to 2015. Depreciation and amortization expense decreased by $0.4 million or 2.5%, from $17.5 million in 2015 to $17.9 million in 2016. As a percentage of revenue, depreciation and amortization expense decreased from 1.7% in 2015 to 1.6% in 2016. This decrease is primarily driven by customer list amortization which is amortized based on expected cash flows which generally declines over the life of the asset.

Change in fair value of contingent consideration

2017 compared to 2016. Expense from the change in fair value of contingent consideration decreased by $9.7 million from $10.4 million in 2016 to $0.7 million in 2017. The change in the fair value of the contingent liability during 2017 is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second and third quarters of 2017.

2016 compared to 2015. Expense from the change in fair value of contingent consideration increased by $10.7 million from income of $0.3 million in 2015 to expense of $10.4 million in 2016. The increase was primarily attributable to adjustments made to the contingent consideration liabilities related to the Company's EYELEVEL acquisition. For the year ended December 31, 2016, the Company's fair value adjustment to the contingent consideration liability included an adjustment of $10.7 million of expense to increase the liability relating to the EYELEVEL acquisition due to strong financial performance in recent periods and an improvement in forecasted results. This improved performance was primarily driven by significant expansion within EYELEVEL's existing customer base during 2016. There was also a decrease in the fair value of all other earn-out agreements of $0.3 million for the year ended December 31, 2016.

Goodwill impairment charge

During the year ended December 31, 2015 we recorded a goodwill impairment charge of $37.5 million. No impairment charges were taken for the years ended December 31, 2017 and 2016.

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

Intangible asset impairment charges

The Company did not record any intangible asset impairment charges in 2017.

In the fourth quarter of 2016, we recognized a $0.1 million non-cash, intangible asset impairment charge related to a trade name acquired in a prior year business combination within our International segment.

In the fourth quarter of 2015, we recognized a $0.2 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations within the EMEA segment, now part of the international reportable segment. Due to the loss of specific customers included in the lists, the undiscounted projected cash flows from those customers did not exceed the recorded book value of the customer lists as of December 31, 2015.

Restructuring charges

The Company did not record any restructuring charges in December 31, 2017.

During the year ended December 31, 2016, the Company recognized $5.6 million in restructuring charges related to the global realignment plan described below, of which $0.5 million, $3.9 million and $1.2 million related to the North America, International and Other segments, respectively.

 During the fourth quarter of 2015, management approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million between 2015 and 2016.

Income (loss) from operations

2017 compared to 2016. Income from operations increased by $18.9 million from $19.6 million in 2016 to $38.5 million in 2017. This increase was primarily attributable to an increase in gross profit and a decrease in expense from the change in fair value of contingent consideration and restructuring charges, which are discussed above.

2016 compared to 2015. Income (loss) from operations increased by $32.7 million, from $(13.1) million in 2015 to $19.6 million in 2016. This increase was primarily attributable to an increase in gross profit, as well as the goodwill impairment charge recognized in 2015, all of which are discussed above.

 Other income and expense

2017 compared to 2016. Other expense increased by $2.2 million, from $4.2 million in 2016 to $6.4 million in 2017. This increase was primarily attributable to foreign exchange losses in our International operations.

2016 compared to 2015. Other expense decreased by $3.5 million, from $7.7 million in 2015 to $4.2 million in 2016. This decrease was primarily attributable to the $1.5 million remeasurement of Company's net assets in Venezuela in 2015.

Provision for income taxes

2017 compared to 2016. Income tax expense increased by $2.1 million from tax expense of $11.0 million in 2016 to tax expense of $13.1 million in 2017. Our effective income tax rate was 40.9% and 71.5% in 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate for 2016 was affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the year ended and December 31, 2016, $10.4 million was recognized as expense from changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore, reducing the effective tax rate for these periods.

Additionally, during the fourth quarter of 2016, we recognized a $1.2 million non-cash charge to record valuation allowances on deferred tax assets of certain foreign operations affected by the global realignment which have net operating loss carryforwards and other deferred tax assets for which it is considered more likely than not that those assets will not be realized.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.4 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense of $5.3 million for transition tax related to our foreign operations.

We continue to evaluate the impacts of the Act and will consider additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. Further adjustments, if any, will be recorded by us during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

We operate under a grant of income tax exemption in Puerto Rico, that became effective for certain operations occurring during the period ending December 31, 2017 and should remain in effect for 20 years as long as specific requirements are satisfied.

The impact of this income tax exemption grant decreased foreign taxes by $0.4 million for 2017. The benefit of the tax exemption on diluted earnings per share was less than $0.01.

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

Additionally, during the fourth quarter of 2015, we recognized a $4.7 million non-cash charge to record valuation allowance on deferred tax assets of certain foreign operations affected by the global realignment which have net operating loss carryforwards and other deferred tax assets for which it is considered more likely than not that those assets will not be realized. During 2016 we recognized an additional $1.2 million non-cash charge related to changes in the valuation allowances against those net operating loss carryforwards affected by the realignment. Excluding the impact of these and other discrete factors and events, our effective tax rate was 33.5% and 40.5% during 2016 and 2015, respectively.

Net income (loss)

2017 compared to 2016. Net income increased by $14.6 million from $4.4 million in 2016 to $19.0 million in 2017. Net income as a percentage of revenue was 1.7% and 0.4% in 2017 and 2016, respectively.

2016 compared to 2015. Net income (loss) increased by $37.5 million from $(33.1) million in 2015 to $4.4 million in 2016. Net income (loss) as a percentage of revenue was 0.4% and (3.2)% in 2016 and 2015, respectively.

Diluted Earnings (Loss) Per Share

	Year ended December 31,
	2017	2016	2015
(in thousands, except per share data)
Net income	$18,979	$4,370	$(33,063)
Denominator for dilutive earnings per share	54,944	54,460	52,791
Diluted earnings per share	$0.35	$0.08	$(0.63)

2017 compared to 2016. Diluted earnings per share increased by $0.27 from diluted earnings per share of $0.08 in 2016 to diluted earnings per share of $0.35 in 2017. This increase is primarily due to the increase in net income discussed above.

2016 compared to 2015. Diluted earnings (loss) per share increased by $0.71 from a diluted loss of $0.63 per share in 2015 to diluted earnings per share of $0.08 in 2016. This increase is primarily due to the increase in net income discussed above.

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

	Year ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
	(dollars in thousands)
North America	$78,079	125.4%	$67,969	114.9%	$63,744	125.5%
International	20,063	32.2	22,576	38.2	14,936	29.4
Other(1)	(35,867)	(57.6)	(31,392)	(53.1)	(27,881)	(54.8)
Adjusted EBITDA	$62,275	100.0%	$59,153	100.0%	$50,799	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2017 compared to 2016. Adjusted EBITDA increased by $3.1 million, or 5.3%, from $59.2 million in 2016 to $62.3 million in 2017. North America Adjusted EBITDA increased by $10.1 million, or 14.9%, from $68.0 million in 2016 to $78.1 million in 2017 due to increased revenue and gross profit from organic growth of new customers. International Adjusted EBITDA decreased by $2.5 million, or 11.1%, from $22.6 million in 2016 to $20.1 million in 2017 primarily due to cost of production staffing to manage new accounts. Other Adjusted EBITDA decreased by $4.5 million or 14.3%, from $(31.4) million in 2016 to $(35.9) million in 2017 driven by platform investments, mainly staffing costs.

2016 compared to 2015. Adjusted EBITDA increased by $8.4 million or 16.4%, from $50.8 million in 2015 to $59.2 million in 2016. North America Adjusted EBITDA increased by $4.3 million or 6.7%, from $63.7 million in 2015 to $68.0 million in 2016 due to increased gross profit from organic new account growth. International Adjusted EBITDA increased by $7.7 million or 51.2%, from $14.9 million in 2015 to $22.6 million in 2016 due to new account growth and Global Realignment related cost savings. Other Adjusted EBITDA decreased by $3.5 million or 12.6%, from expense of $27.9 million in 2015 to expense of $31.4 million in 2016.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the years presented (in thousands):

	Year ended December 31,
	2017	2016	2015
Net income (loss)	$18,979	$4,370	$(33,063)
Income tax expense	13,131	10,955	12,292
Total other expense	6,420	4,238	7,678
Depreciation and amortization	13,390	17,916	17,472
Stock-based compensation expense	6,820	5,572	5,873
Change in fair value of contingent consideration	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Restructuring and other charges	—	5,615	1,053
Business development realignment	715	—	—
Professional fees related to ASC 606 implementation	829	—	—
CEO search costs	454	—	—
Czech currency impact on procurement margin	860	—	—
Secured asset reserve(1)	—	—	2,023
Adjusted EBITDA	$62,275	$59,153	$50,799

(1)	The Company accrued a reserve of $2.0 million in 2015 on inventory in which it holds a security interest. The inventory was procured for a former client.

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

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$18,979	$4,370	$(33,063)
Change in fair value of contingent consideration, net of tax	677	10,417	(282)
Goodwill impairment charge, net of tax	—	—	37,539
Intangible asset impairment charges, net of tax	—	56	153
Restructuring and other charges, net of tax	—	4,873	873
Realignment-related income tax charges	—	1,179	4,685
Czech exit from exchange rate commitment, net of tax	294	—	—
Business development realignment, net of tax	875	—	—
Professional fees related to ASC 606 implementation, net of tax	528	—	—
CEO search costs, net of tax	282	—	—
Czech currency impact on procurement margin, net of tax	697	—	—
Accelerated depreciation of internal use software, net of tax	246	—	—
Secured asset reserve, net of tax	—	—	1,239
Venezuela remeasurement charges	—	—	1,521
Adjusted net income	22,578	20,895	12,665
Weighted average shares outstanding, diluted	54,944	54,460	53,515
Non-GAAP Diluted Earnings Per Share	$0.41	$0.38	$0.24

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

	Three months ended
	Mar 30, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
	(in thousands, except per share amounts)
Revenue	$271,073	$269,220	$279,993	$270,418	$267,390	$279,530	$288,386	$300,950
Gross profit	61,946	65,094	67,781	68,727	64,277	70,227	72,519	71,311
Net income (loss)	(2,693)	(2,324)	4,341	5,047	5,456	4,493	7,528	1,499
Earnings (loss) per share:
Basic	$(0.05)	$(0.04)	$0.08	$0.09	$0.10	$0.08	$0.14	$0.03
Diluted	$(0.05)	$(0.04)	$0.08	$0.09	$0.10	$0.08	$0.14	$0.03

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

Inflation did not have a material impact on our operations in 2017 or 2016.

Liquidity and Capital Resources

We entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, among us, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019 and provides us the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by our material domestic subsidiaries. Our obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of our respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate. We are in compliance with all covenants contained in the Credit Agreement as of December 31, 2017.

At December 31, 2017, we had $30.6 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share based compensation, changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash provided by operating activities in 2017 was $16.1 million and primarily consisted of $25.3 million of non-cash items and $19.0 million of net income during the year, offset by $28.1 million used to fund working capital. The working capital changes consisted of an increase in accounts receivable of $41.0 million, an increase in inventories of $3.2 million and an increase in prepaid expenses and other assets of $9.0 million, offset by an increase in accounts payable of $13.3 million and an increase in accrued expenses and other liabilities of $11.7 million.

Cash provided by operating activities in 2016 was $10.5 million and primarily consisted of $36.4 million of non-cash items and $4.4 million of net income during the year, offset by $30.3 million used to fund working capital. The working capital changes consisted of a decrease in accounts payable of $49.0 million, offset by a decrease in accounts receivable of $1.8 million, a decrease in inventories of $1.7 million, a decrease in prepaid expense and other assets of $2.4 million, and an increase in accrued expenses and other liabilities of $12.8 million.

Cash provided by operating activities in 2015 was $43.4 million and primarily consisted of $3.6 million provided by working capital changes and $72.8 million of non cash items, offset by net loss of $33.1 million during the year. The most significant impact on working capital changes consisted of a increase in accounts payable of $26.2 million and an increase in accrued expenses and other liabilities of $2.1 million, offset by an increase in accounts receivable of $10.4 million, an increase in prepaid expenses and other assets of $6.1 million, and an increase in inventory of $8.2 million.

Investing Activities. In 2017, cash used in investing activities of $12.5 million was attributable to capital expenditures, primarily consisting of software development.

In 2016, cash used in investing activities of $13.3 million was attributable to capital expenditures, primarily consisting of software development.

In 2015, cash used in investing activities of $15.0 million was attributable to capital expenditures, primarily consisting of software development.

Financing Activities. In 2017, cash used in financing activities of $5.0 million was primarily attributable to $15.3 million of payments of contingent consideration, $11.0 million to acquire treasury stock, offset by $20.7 million of net borrowings under our revolving credit facility.

In 2016, cash provided financing activities of $3.6 million was primarily attributable to $8.7 million of borrowings under our revolving credit facility and $4.0 million of excess tax benefits from exercise of stock awards, offset by $11.4 million of payments of contingent consideration.

In 2015, cash provided by financing activities of $18.4 million was primarily attributable to $8.0 million of payments of contingent consideration, $5.3 million of net borrowings under our revolving credit facility and $4.9 million to acquire treasury stock.

We will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $45.5 million available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. We may find it necessary to obtain additional equity or debt financing in the future.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $27.9 million and $27.8 million foreign cash and cash equivalents as of December 31, 2017 and 2016, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$134,609	$134,609	$—	$—	$—
Operating lease obligations	23,215	6,942	9,633	4,560	2,080
Revolving credit facility	128,398	—	128,398	—	—
Total	$286,222	$141,551	$138,031	$4,560	$2,080

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are considered cash equivalents.  The average duration of all of our investments as of December 31, 2017, was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Czech Koruna, Peruvian Nuevo Sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2017, we derived approximately 31.7% of our revenue from international customers and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of InnerWorkings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc. and subsidiaries (the Company) as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated, financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 16, 2018 expressed an adverse opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2005.

Chicago, Illinois
March 16, 2018

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Shareholder and Board of Directors of InnerWorkings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited InnerWorkings, Inc.’s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management has identified a material weakness in controls related to the company’s revenue accounting process, including the related impact on unbilled revenue, cost of goods sold and inventory. Management also identified a material weakness related to the design and operating effectiveness of the review controls over compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated March 16, 2018 which expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP
Chicago, Illinois
March 16, 2018

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Revenue	$1,136,256	$1,090,704	$1,029,353
Cost of goods sold	857,921	827,156	789,159
Gross profit	278,335	263,548	240,194
Operating expenses:
Selling, general and administrative expenses	225,738	209,967	197,291
Depreciation and amortization	13,390	17,916	17,472
Change in fair value of contingent consideration	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Restructuring charges	—	5,615	1,053
Income (loss) from operations	38,530	19,563	(13,093)
Other income (expense):
Interest income	97	86	69
Interest expense	(4,729)	(4,171)	(4,612)
Other, net	(1,788)	(153)	(3,135)
Total other expense	(6,420)	(4,238)	(7,678)
Income (loss) before taxes	32,110	15,325	(20,771)
Income tax expense	13,131	10,955	12,292
Net income (loss)	$18,979	$4,370	$(33,063)

Basic earnings (loss) per share	$0.35	$0.08	$(0.63)
Diluted earnings (loss) per share	$0.35	$0.08	$(0.63)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$18,979	$4,370	$(33,063)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,732	(7,168)	(8,592)
Other comprehensive income (loss), before tax	1,732	(7,168)	(8,592)
Income tax expense (benefit) related to components of other comprehensive income (loss)	13	(362)	—
Other comprehensive income (loss), net of tax	1,719	(6,806)	(8,592)
Comprehensive income (loss)	$20,697	$(2,436)	$(41,655)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$30,562	$30,924
Accounts receivable, net of allowance for doubtful accounts of $3,534 and $2,622, respectively	206,712	182,874
Unbilled revenue	49,389	32,723
Inventories	34,807	31,638
Prepaid expenses	19,638	18,772
Other current assets	32,694	24,769
Total current assets	373,802	321,700
Property and equipment, net	36,714	32,656
Intangibles and other assets:
Goodwill	199,946	202,700
Intangible assets, net	27,563	31,538
Deferred income taxes	612	1,031
Other non-current assets	1,382	1,374
Total intangibles and other assets	229,503	236,643
Total assets	$640,019	$590,999
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$134,609	$121,289
Current portion of contingent consideration	—	19,283
Other current liabilities	34,641	35,049
Accrued expenses	33,694	30,067
Total current liabilities	202,943	205,688
Revolving credit facility	128,398	107,468
Deferred income taxes	12,348	11,291
Other long-term liabilities	6,771	1,926
Total liabilities	350,461	326,373
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,075 and 63,391 shares issued, 54,055 and 54,088 shares outstanding, respectively	6	6
Additional paid-in capital	235,199	224,480
Treasury stock at cost, 10,020 and 9,303 shares, respectively	(55,873)	(49,458)
Accumulated other comprehensive loss	(19,079)	(20,799)
Retained earnings	129,305	110,397
Total stockholders' equity	289,559	264,626
Total liabilities and stockholders' equity	$640,019	$590,999

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	61,852	$6	9,021	$(49,996)	$207,429	$(5,401)	$140,942	$292,980

Net loss							(33,063)	(33,063)
Total other comprehensive loss						(8,592)		(8,592)
Comprehensive loss								(41,655)
Issuance of common stock upon exercise of stock awards	793	—			675			675
Issuance of common stock and treasury shares as consideration for acquisition			(238)	2,686			(1,115)	1,571
Acquisition of treasury shares			764	(4,897)				(4,897)
Excess tax benefit derived from stock award exercises					(411)			(411)
Stock-based compensation expense					5,873			5,873

Balance at December 31, 2015	62,645	6	9,547	(52,207)	213,566	(13,993)	106,764	254,136

Net income							4,370	4,370
Total other comprehensive loss						(6,806)		(6,806)
Comprehensive loss								(2,436)
Issuance of common stock upon exercise of stock awards	746	—			1,770			1,770
Issuance of common stock and treasury shares as consideration for acquisition			(244)	2,749			(737)	2,012
Excess tax benefit derived from stock award exercises					3,572			3,572
Stock-based compensation expense					5,572			5,572

Balance at December 31, 2016	63,391	6	9,303	(49,458)	224,480	(20,799)	110,397	264,626

Net income							18,979	18,979
Total other comprehensive income						1,719		1,719
Comprehensive income								20,697
Issuance of common stock upon exercise of stock awards	648	—			1,421			1,421
Issuance of common stock and treasury shares as consideration for acquisition	36	—	(405)	4,561	385		(269)	4,678
Acquisition of treasury shares			1,122	(10,976)				(10,976)
Stock-based compensation expense					6,820			6,820
Cumulative effect of change related to adoption of ASU 2016-09					2,093		198	2,291

Balance at December 31, 2017	64,075	$6	10,020	$(55,873)	$235,199	$(19,079)	$129,305	$289,559
See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$18,979	$4,370	$(33,063)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,390	17,916	17,472
Stock-based compensation expense	6,820	5,572	5,873
Deferred income taxes	3,744	4,084	6,947
Change in fair value of contingent consideration liability	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Bad debt provision	454	2,171	1,949
Secured asset reserve	—	—	2,023
Venezuela remeasurement charges	—	—	890
Excess tax benefit from exercise of stock awards	—	(4,030)	—
Other operating activities	210	210	210
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(40,959)	1,809	(10,361)
Inventories	(3,169)	1,690	(8,188)
Prepaid expenses and other assets	(8,989)	2,442	(6,138)
Change in liabilities, net of acquisitions:
Accounts payable	13,320	(48,955)	26,199
Accrued expenses and other liabilities	11,670	12,759	2,118
Net cash provided by operating activities	16,147	10,525	43,402

Cash flows from investing activities
Purchases of property and equipment	(12,483)	(13,319)	(15,034)
Net cash used in investing activities	(12,483)	(13,319)	(15,034)

Cash flows from financing activities
Net borrowing (repayments) of revolving credit facility	20,709	8,739	(5,281)
Net short-term secured borrowings (repayments)	(867)	405	(799)
Repurchases of common stock	(10,976)	—	(4,897)
Payments of contingent consideration	(15,345)	(11,374)	(8,010)
Proceeds from exercise of stock options	2,663	2,636	1,195
Excess tax benefit from exercise of stock awards	—	4,030	—
Other financing activities	(1,156)	(866)	(594)
Net cash provided by (used) in financing activities	(4,972)	3,570	(18,386)

Effect of exchange rate changes on cash and cash equivalents	947	(607)	(1,805)
Increase (decrease) in cash and cash equivalents	(362)	169	8,177
Cash and cash equivalents, beginning of period	30,924	30,755	22,578
Cash and cash equivalents, end of period	$30,562	$30,924	$30,755

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

The net realized gains (losses) on foreign currency transactions was $(1.4) million, $0.6 million and $(3.3) million for the years ended December 31, 2017, 2016 and 2015, respectively. As further discussed in Note 2, the net realized losses on foreign currency transactions for the year ended December 31, 2015 includes a charge of $1.5 million for the remeasurement of the Company's net assets in Venezuela.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Revenue Recognition

The Company recognizes revenue upon meeting all of the following revenue recognition criteria, which is typically met upon shipment or delivery of our products to customers: (i) persuasive evidence of an arrangement exists through customer contracts and orders, (ii) the customer takes title and assumes the risks and rewards of ownership, (iii) the sales price charged is fixed or determinable as evidenced by customer contracts and orders and (iv) collectability is reasonably assured. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced.

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

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic useful life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $5.4 million, $9.2 million and $8.6 million, respectively and is included in total depreciation expense. At December 31, 2017 and 2016, the net book value of internal-use software was $29.7 million and $26.0 million, respectively.

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

At October 1, 2017, the Company elected to perform a qualitative assessment of the likelihood that goodwill is impaired. Based on the assessment, no impairment was identified as of October 1, 2017. The Company does not believe that goodwill is impaired as of December 31, 2017.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

In the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million. For additional information related to the intangible asset impairment, see Note 5. There were no impairment charges recorded in 2017 or 2015.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There were no interest or penalties related to unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The evaluation was performed for the tax years ended December 31, 2017, 2016, 2015 and 2014, the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2017.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.4 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense $5.3 million for transition tax related to our foreign operations.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $1.2 million, $1.4 million and $1.0 million for the years ended December 31, 2017, 2016 and 2015, respectively and are included in selling, general and administrative expenses in the consolidated statement of operations.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

The components of accumulated comprehensive loss included in the Consolidated Balance Sheets at December 31, 2017 and 2016 are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance at December 31, 2015	$(13,993)

Other comprehensive loss before reclassifications	(6,806)
Net current-period other comprehensive loss	(6,806)

Balance at December 31, 2016	(20,799)

Other comprehensive income before reclassifications	1,719
Net current-period other comprehensive income	1,719

Balance at December 31, 2017	$(19,079)

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

On June 1, 2017, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of performance share units (“PSUs”) for certain executive officers and employees. The PSUs are performance-based awards that will settle in shares of the Company's common stock, in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions and is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

As of December 31, 2015, the SIMADI rate was approximately 198 bolivars for each U.S. Dollar. The remeasurement of the Company’s net assets from the official rate of 6.3 to the SIMADI rate resulted in a foreign exchange loss of approximately $1.5 million during the fourth quarter of 2015. This loss is included in other expense on the consolidated statement of operations.

Recent Accounting Pronouncements

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Scope of Modification Accounting ("ASU 2017-09"), which amends ASC 718, Compensation - Stock Compensation. This ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, ("ASU 2016-09") which simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the standard, the income tax effects of awards are required to be recognized in the income statement when the awards vest or are settled, as opposed to in additional paid-in capital under the current guidance. The standard also provides an option to recognize gross share-based compensation expense with actual forfeitures recognized as they occur, which the Company has elected to adopt. ASU 2016-09 is effective for annual and interim periods beginning after December 15, 2016. This guidance can be applied either prospectively, retrospectively or using a modified retrospective transition method. Early adoption is permitted. In the first quarter of 2017, the Company applied a modified retrospective transition method to account for the changes under the standard related to income taxes and the policy election for recording forfeitures as they occur.

The Company adopted all amendments to the standard at January 1, 2017. The amendments related to the classification of excess tax benefits on the statement of cash flows were adopted prospectively and the classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax-withholding purposes was adopted retrospectively. The adoption of both resulted in no prior period adjustments. With the adoption of the standards related to eliminating the requirement that excess tax benefits be realized before companies can recognize them and election to recognize forfeitures as they occur, the Company elected to use the modified retrospective method which resulted in changes to retained earnings, components of equity and net assets. The net cumulative effect of these changes resulted in a $2.1 million increase to additional paid in capital, a $2.3 million decrease to deferred tax liabilities and a $0.2 million increase to retained earnings.

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

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method) or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the modified retrospective transition method). The Company will adopt ASU 2014-09 on January 1, 2018 using the modified retrospective transition method.

The Company is finalizing updates to the accounting policies and processes to address the variations from current practices, inclusive of the required additional disclosures in the period subsequent to adoption. Specifically, under the current guidance, the Company defers revenue for inventory billed but not yet shipped. As a result of the adoption of the new guidance, in certain situations the Company may be able to recognize revenue for inventory billed but not yet shipped, which could accelerate the timing, but not the total amount, of revenue recognized and would not impact the timing of cash flows. We are in the process of finalizing the measurement of the cumulative effect of adopting the new guidance.

The Company’s analysis of its contracts under the new standard supports two historical conclusions of the Company and its current revenue policy: 1) the Company typically recognizes revenue at a point in time rather than over a period of time and, 2) the Company typically recognizes revenue on a gross basis when the Company is the primary obligor. We plan to issue further disclosures around the adoption of ASC 606 Revenue from Contracts with Customers as part of our first quarter 2018 Form 10-Q filing.

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

On June 30, 2017, the EYELEVEL acquisition reached the required performance measures at the end of its earnout period and the balance of the fair value of the contingent consideration liability was reclassified to due to seller. During the third quarter of 2017 the company paid $17.7 million to settle the final balance owed to the sellers. As of December 31, 2017, there are no outstanding contingent consideration liabilities.

During the twelve months ended December 31, 2017 and 2016 and 2015, the Company recorded expense (income) of $0.7 million, $10.4 million and $(0.3) million, respectively, due to changes in the fair value of the contingent consideration liability. Please refer to Note 11 for a further summary of activities related to the contingent consideration balances.

Shares Issued as Consideration for Acquisitions

Purchase agreements entered by the Company for business combinations often state that the purchase price, including contingent consideration, is to be paid in shares of the Company’s common stock. The value of the shares for each issuance is determined either by the closing price of the Company’s common stock on dates specified in each separate agreement or an average of the closing price of the Company's common stock during and average period prior to the distribution. Generally, the date that determines the share value is the date of the purchase agreement, the last date in a contingent consideration measurement period or the date of issuance to the sellers.

The following table presents the number of shares issued as consideration for acquisitions and contingent consideration and the corresponding value of those shares during the years ended December 31, 2017, 2016 and 2015 (in thousands, except share value amounts):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	Shares of Common Stock Issued	Value of Shares	Average Share Value
Year ended December 31, 2017:
Payments of contingent consideration	441	$4,678	$10.61

Year ended December 31, 2016:
Payments of contingent consideration	244	$2,012	$8.25

Year ended December 31, 2015:
Payments of contingent consideration	238	$1,570	$6.59

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of December 31 (in thousands):

	North America	International	Total
Balance as of December 31, 2015	$170,736	$35,521	$206,257
Foreign exchange impact	21	(3,578)	(3,557)
Balance as of December 31, 2016	170,757	31,943	202,700
Foreign exchange impact	(72)	(2,682)	(2,754)
Balance as of December 31, 2017	$170,685	$29,262	$199,946

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

As discussed in Note 2, the Company performed its annual impairment test as of October 1, 2017 and no impairment was identified. The Company also believes that goodwill is not impaired as of December 31, 2017.

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

5. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31 (in thousands):

	2017	2016	Weighted Average Life
Customer lists	$74,615	$72,667	13.6
Non-competition agreements	964	943	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	78,146	76,177
Less accumulated amortization	(50,583)	(44,639)
Intangible assets, net	$27,563	$31,538

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

Amortization expense related to these intangible assets was $5.0 million, $5.5 million and $5.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The estimated amortization expense for the next five years and thereafter, is as follows (in thousands):

2018	$4,571
2019	4,338
2020	4,168
2021	3,862
2022	3,366
Thereafter	7,258
$27,563

Customer List and Trade Name Impairment Charges

During the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the International segment. The charge is included in the depreciation and amortization line item of the income statement.

During the fourth quarter of 2015, the Company recognized a $0.2 million non-cash, intangible asset impairment charge related to certain customer lists acquired in prior year business combinations in the EMEA segment. Due to the global realignment discussed in Note 6, the Company evaluated the affected markets and identified certain customer lists for which undiscounted projected cash flows of the customers in those markets did not exceed the recorded book value of the customer lists. As such, the Company recorded an impairment charge of $0.2 million to reduce the customer lists to their respective fair values during its fourth quarter of 2015. The charge was included in the depreciation and amortization line item of the income statement.

6. Restructuring Activities and Charges

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract termination and other associated costs. The charges were all incurred by the end of 2016 with payouts of the

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

charges occurring in 2017 and beyond. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout implementation of this plan.

During the year ended December 31, 2017, the Company recognized no restructuring charges related to this plan.

The following table summarizes the restructuring activities for this plan for the year ended December 31, 2017 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2016	$1,349	$17	$200	$1,566
Expenses	—	—	—	—
Cash payments	(866)	(17)	(200)	(1,082)
Balance at December 31, 2017	$484	$—	$—	$484

During the year ended December 31, 2016, the Company recognized $5.6 million in restructuring charges related to this plan of which $0.5 million, $3.9 million, and $1.2 million related to the North America, International, and Other segments, respectively. The plan was completed in the fourth quarter of 2016 and the remaining cash charges accrued as of December 31, 2016 will be paid out in 2018.

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

7. Property and Equipment

Property and equipment at December 31, 2017 and 2016 consisted of the following (in thousands):

	2017	2016
Computer equipment	$10,985	$9,568
Software, including internal-use software	78,410	68,980
Office equipment and furniture	6,111	5,073
Leasehold improvements	3,576	3,040
	99,082	86,661
Less accumulated depreciation	(62,368)	(54,005)
	$36,714	$32,656

Depreciation expense was $8.4 million, $12.4 million and $11.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

carrying value and the fair value of the impaired asset. During the fourth quarter of 2017, the Company ceased use of one of its internal-use software platforms and recorded $0.4 million of expense within depreciation and amortization.

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

8. Revolving Credit Facility

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The amendment to the credit agreement, dated August 2, 2010, enables InnerWorkings to participate in receivables sale agreements with certain customer’s lenders. The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than3.0 to 1.0 for the quarter ended December 31, 2017 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all covenants in the Credit Agreement as of December 31, 2017.

At December 31, 2017, the Company had $45.5 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

The book value of the debt under this Credit Agreement is considered to approximate its fair value as of December 31, 2017 as the interest rates are considered in line with current market rates. This would be considered a Level I asset.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At December 31, 2017, the Company had $4.7 million of unused availability under the Facility.

9. Commitments and Contingencies

Lease Commitments

The Company leases many of its office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2018 through fiscal year 2026. Future minimum lease payments are presented below (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Operating Leases
2018	$6,942
2019	5,298
2020	4,334
2021	2,861
2022	1,699
Thereafter	2,080
Total minimum lease payments	$23,214

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2017, 2016 and 2015 was $9.9 million, $10.6 million and $11.4 million, respectively and is included in selling, general and administrative expenses in the consolidated statement of operations.

Secured Borrowing Arrangements

Certain international subsidiaries are party to short-term secured borrowing arrangements which allow the Company to borrow against the value of a pool of current accounts receivable. The Company retains possession of the accounts receivable which are pledged as collateral. The pledged amounts are immaterial to the consolidated accounts receivable balance.

Legal Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million(approximately $1.0 million) in fees and damages, and this claim is currently pending. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014 and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. All of the pending civil matters have been stayed in deference to the Company's related criminal complaint. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately$9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt and he currently seeks damages of approximately €0.6 million (approximately $0.7 million). The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The provision for income taxes consisted of the following components for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current income tax expense:
Federal	$4,680	$282	$—
State	236	159	324
Foreign	4,471	6,430	5,021
Total current income tax expense	9,387	6,871	5,345
Deferred income tax expense (benefit):
Federal	1,586	4,021	3,491
State	1,545	418	465
Foreign	613	(355)	2,991
Total deferred income tax expense (benefit)	3,744	4,084	6,947
Income tax expense	$13,131	$10,955	$12,292

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) because of the effect of the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax expense (benefit) at U.S. federal income tax rate	$11,243	$5,364	$(7,270)
State income taxes, net of federal income tax effect	1,028	449	500
Federal and state deferred tax rate change	(5,375)	—	—
Transition tax	5,323	—	—
Effect of non-US operations	(2,143)	(501)	(254)
Nontaxable contingent liability fair value changes and goodwill impairment	237	3,578	13,083
Research and development credit	(38)	(297)	(422)
Change in valuation allowances	2,103	2,206	5,173
Prior year provision to return adjustment	(424)	(137)	372
Write-off of deferred taxes and tax receivables	263	—	858
Nondeductible expense and other	914	293	252
Income tax expense (benefit)	$13,131	$10,955	$12,292

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company's tax assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2017 and 2016, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	December 31,
	2017	2016
Deferred tax assets:
Inventory reserve	$700	$902
Other reserves and allowances	52	4,233
Income tax basis in excess of financial statement basis in intangible assets	1,669	3,394
Deductible stock-based compensation	3,760	4,693
Net operating loss carryforward	13,530	9,496
Tax credit carryforwards	428	2,758
	20,139	25,476
Valuation allowance	(10,711)	(8,292)
Total deferred tax assets	9,428	17,184

Deferred tax liabilities:
Prepaid & other expenses	(265)	(139)
Fixed assets	(4,946)	(5,913)
Intangible assets	(15,953)	(21,392)
Total deferred tax liabilities	(21,164)	(27,444)

Net deferred tax liability	$(11,736)	$(10,260)

The realizability of deferred income tax assets is based on a more likely than not threshold. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance the Company considers historical taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets.

For the years ended December 31, 2017 and 2016, the Company recorded additional valuation allowances of $2.4 million and $2.2 million, respectively, related to operating losses for certain foreign locations.

As of December 31, 2017, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $0.6 million and $0.3 million, respectively. The federal carryovers begin to expire in 2023 and the state carryovers begin to expire in 2022. The Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2017 includes $0.6 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million.

As of December 31, 2017, the Company had NOLs in France, Italy, Chile, Germany, South Africa, Japan, and Switzerland of $8.9 million, $0.4 million, $1.3 million, $0.8 million, $0.2 million $0.3 million, and $0.3 million, respectively, which have an indefinite carryover period.

A reserve for an uncertain tax position was recorded during 2016 as a result of a sale of intellectual property during 2016 between the Company's subsidiaries for the following amount (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Uncertain tax positions
Balance at December 31, 2016	$280
Additions based on tax positions related to the current year	—
Subtractions based on tax positions related to the current year	(35)
Interest and penalties	8
Balance at December 31, 2017	$253

As of December 31, 2017, the Company had gross state research and development credit carryforwards of approximately $0.3 million. The carryovers began to expire in 2016.

The Company's intention is to indefinitely reinvest all undistributed earnings of its foreign subsidiaries in accordance with ASC 740. Deferred income taxes were not calculated on undistributed earnings (deficit) of foreign subsidiaries, which were $59.0 million and $34.5 million at December 31, 2017 and 2016, respectively. Determination of the amount of unrecognized deferred tax liability on the undistributed earnings considered indefinitely reinvested is not practicable.

The Company's income (loss) before taxes for its foreign operations was $14.9 million, $13.6 million and $(29.6) million for the years ended December 31, 2017, 2016 and 2015, respectively.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.4 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense of $5.3 million for transition tax related to our foreign operations.

We continue to evaluate the impacts of the Act and will consider additional guidance from the U.S. Treasury Department, IRS or other standard-setting bodies. Further adjustments, if any, will be recorded by us during the measurement period in 2018 as permitted by SEC Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act.

We operate under a grant of income tax exemption in Puerto Rico, that became effective for certain operations occurring during the period ending December 31, 2017 and should remain in effect for 20 years as long as specific requirements are satisfied. The impact of this income tax exemption grant decreased foreign taxes by $0.4 million for 2017. The benefit of the tax exemption on diluted earnings per share was less than $0.01.

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

As of December 31, 2017 the Company no longer has any Level 3 assets or liabilities remaining on its condensed consolidated financial statements as a result of the finalization of the contingent consideration liabilities discussed in Note 3. As of December 31, 2016, the only Level 3 liabilities on the Company's financial statements related to its potential contingent consideration payments from acquisitions occurring subsequent to January 1, 2009. The fair value of the liabilities determined by this analysis was primarily driven by the probability of reaching the performance measures required by the applicable purchase agreements and the associated

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

discount rates. Probabilities were estimated by reviewing financial forecasts and assessing the likelihood of reaching the required performance measures based on factors specific to each acquisition as well as the Company’s historical experience with similar arrangements. If an acquisition reached the required performance measure, the estimated probability would be increased to 100% and reclassified to due to seller, and if the measure was not reached, the probability would have been reduced to reflect the amount earned, if any, depending on the terms of the agreement. Discount rates were determined by applying a risk premium to a risk-free interest rate.

The following tables set forth the Company’s financial assets and financial liabilities measured at fair value on a recurring basis and the basis of measurement at December 31, 2016 (in thousands):

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

The following table provides a reconciliation of the beginning and ending balances for the liabilities measured at fair value using significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements at Reporting Date Using Significant Unobservable Inputs (Level 3)
Contingent Consideration
Balance at December 31, 2015	$22,162
Contingent consideration payments paid in cash	(11,374)
Contingent consideration payments paid in stock	(2,012)
Change in fair value(1)	10,417
Reclass to Due to seller	402
Foreign exchange impact(2)	(312)

Balance at December 31, 2016	19,283
Contingent consideration payments paid in cash	(15,345)
Contingent consideration payments paid in stock	(4,678)
Change in fair value(1)	677
Foreign exchange impact(2)	63

Balance at December 31, 2017	$—

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

12. Earnings (Loss) Per Share

Basic earnings (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares would include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period. For the years ended December 31, 2017, 2016 and 2015, respectively, 1.1 million, 3.8 million and 3.2 million options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The computation of basic and diluted earnings per common share for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss)	$18,979	$4,370	$(33,063)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares outstanding	53,851	53,607	52,791
Effect of dilutive securities:
Employee stock options and restricted common shares	1,093	728	—
Contingently issuable shares	—	125	—
Denominator for diluted earnings (loss) per share	54,944	54,460	52,791

Basic earnings (loss) per share	$0.35	$0.08	$(0.63)
Diluted earnings (loss) per share	$0.35	$0.08	$(0.63)

13. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price, and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the year ended December 31, 2017, the Company repurchased 1,121,928 shares of its common stock for an aggregate amount of $11.0 million at an average cost of $9.78 per share. During the year ended December 31, 2016, the Company did not repurchase any shares of its common stock under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

14. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the "Plan"). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2016 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 2,900,000, from 7,850,000 to 10,750,000. The Company’s policy is to issue shares resulting from the exercise of stock options, issuance of performance stock units and conversion of restricted stock as new shares.

The Company recorded share-based stock compensation expense of $6.8 million, $5.6 million and $5.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. As discussed in Note 2 Recent Accounting Pronouncements, the Company adopted ASU 2016-09 and for the year ended December 31, 2017 began recognizing forfeitures as they occurred. The 2016 and 2015 stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2016 ranged from 7.0% to 8.0% for various types of employees. The Company recorded $0.9 million and $1.0 million of additional stock-based compensation expense for the years ended December 31, 2016 and 2015, respectively, for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

Stock Options

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the closing share price on the grant date. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. The stock-based compensation expense related to stock options for the years ended December 31, 2017, 2016 and 2015 was $2.9 million, $2.3 million and $2.4 million, respectively.

A summary of stock option activity for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands, except per share amounts):

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	4,046	$8.35	$4,725
Granted	975	6.87	—
Exercised	(405)	2.95	1,604
Forfeited	(556)	9.58	—

Outstanding at December 31, 2015	4,060	8.37	2,760
Granted	1,348	8.15	—
Exercised	(420)	6.27	4,455
Forfeited	(227)	10.20	—

Outstanding at December 31, 2016	4,761	8.40	8,655
Granted	568	10.73	—
Exercised	(428)	7.85	1,300
Forfeited	(467)	10.39	539

Outstanding at December 31, 2017	4,434	$8.57	$9,340

Options vested and exercisable at December 31, 2017	2,505	$8.62	$5,860

The Company’s stock options have a maximum term of 10 years from the date of grant. The weighted average remaining contractual life for options outstanding and options vested and exerciseable at December 31, 2017 is 5.70 and 3.68 years, respectively.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2017, 2016 and 2015, which vest ratably over four or five years, are as follows (in thousands, except per share amounts):

	Options Granted	Weighted-Average Fair Value	Exercise Prices
2015	975	$3.39	$6.21 - $8.20
2016	1,348	$3.38	$6.99 - $9.20
2017	568	$4.42	$9.32 - $11.47

The number of vested options totaled 2.5 million, 2.5 million and 2.5 million as of December 31, 2017, 2016 and 2015, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2017, 2016 and 2015, respectively. These amounts change based on the fair market value of the Company’s stock which was $10.03, $9.98 and $7.50 on the last business day of the years ended December 31, 2017, 2016 and 2015, respectively.

The following assumptions were utilized in the Black-Scholes valuation model for options granted in 2017, 2016 and 2015:

	2017	2016	2015
Dividend yield	—	—	—
Risk-free interest rate	1.98%-2.34%	1.53%-2.03%	1.92%-2.12%
Expected life	6.5 years	6.5 years	6 years
Volatility	36.0%-38.0%	38.0%-50.0%	50.0%

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

There was $5.0 million, $7.4 million and $5.6 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2017, 2016 and 2015, respectively. This cost is expected to be recognized over a weighted average period of 2.4, 3.6 and 2.8 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2017 (share amounts in thousands):

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted-Average Life Remaining (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $4.36	64	1.29	$3.11	64	$3.11
$4.37 - $7.95	2,189	5.23	$6.68	1,320	$6.43
$7.96 - $11.97	1,613	7.50	$9.55	552	$9.32
$11.98 - $15.05	568	2.94	$13.65	568	$13.65
	4,434	5.70	$8.57	2,505	$8.62

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from one to five years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

common stock at the grant date. The stock-based compensation expense related to restricted common shares for the years ended December 31, 2017, 2016 and 2015 was $3.5 million, $3.3 million and $3.5 million, respectively.

A summary of restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding Restricted Common Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Common shares at December 31, 2014	1,090	$8.92
Granted	688	6.90
Vested and transferred to unrestricted common stock	(465)	8.40
Forfeited	(356)	8.19

Nonvested Restricted Common shares at December 31, 2015	957	7.66
Granted	559	8.24
Vested and transferred to unrestricted common stock	(429)	7.71
Forfeited	(78)	8.04

Nonvested Restricted Common shares at December 31, 2016	1,009	7.92
Granted	332	11.00
Vested and transferred to unrestricted common stock	(403)	8.28
Forfeited	(166)	8.51
Nonvested Restricted Common shares at December 31, 2017	772	$8.98

There were $5.1 million, $7.6 million and $6.9 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2017, 2016 and 2015, respectively. This cost is expected to be recognized over a weighted average period of 2.5, 2.6 and 2.7 years, as of December 31, 2017, 2016 and 2015, respectively.

Performance-Based Restricted Stock Units:

During fiscal 2017, the Company granted a performance-based restricted stock unit award to the Company's executive officers. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019 as approved by the Compensation Committee, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0 and 200%, depending on the extent the performance condition is achieved. Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date. As of December 31, 2017, the number of common shares issuable upon vesting of these PSUs could range from zero to 256,465 shares.

	Outstanding Performance Share Units	Weighted- Average Grant- Date Fair Value
Nonvested Performance Share Units at December 31, 2016	—	$—
Granted	151,822	11.10
Forfeited	(23,588)	11.10
Nonvested Performance Share Units at December 31, 2017	128,234	$11.10

Compensation expense for PSUs is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria.The stock-based compensation expense related to restricted common shares for the year ended December 31, 2017 was $0.4 million. There was $1.4 million of total unrecognized compensation costs related to the performance-based restricted stock units as of December 31, 2017 that is expected to be recognized over the remaining 2.0 years.

15. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 30 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2017, 2016 and 2015, total costs incurred from the Company’s contributions to the 401(k) plan were $1.0 million, $1.2 million and $1.0 million, respectively.

16. Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Company. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Company and has a direct ownership interest in Arthur J. Gallagher & Company. The total amount billed for such procurement services during the years ended December 31, 2017, 2016 and 2015 was $1.9 million, $1.9 million and $1.7 million, respectively. Additionally, Arthur J. Gallagher & Company provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Company billed the Company $0.1 million, $0.2 million and $0.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amounts receivable from Arthur J. Gallagher & Company was $0.2 million and $0.4 million as of December 31, 2017 and 2016, respectively.

In the fourth quarter of 2017 the Company began providing marketing execution services to Enova International, Inc. David Fisher, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of Enova International, Inc. and has a direct ownership interest in Enova International, Inc. The total amount billed for such procurement services during the year ended December 31, 2017 is $0.1 million. The amount receivable from Enova, Inc. was $0.1 million as of December 31, 2017.

17. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Interest	$4,072	$4,338	$4,306
Income taxes	9,838	5,485	3,863
	$13,910	$9,823	$8,169

Noncash investing and financing activities:
Shares issued as payment of contingent consideration	$4,678	$2,012	$1,570
	$4,678	$2,012	$1,570

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	International	Other (2)	Total
Fiscal 2017:
Revenue from third parties	$776,400	$359,856	$—	$1,136,256
Revenue from other segments	5,469	15,137	(20,606)	—
Total revenue	781,869	374,993	(20,606)	1,136,256
Adjusted EBITDA(1)	78,079	20,063	(35,867)	62,275
Fiscal 2016:
Revenue from third parties	734,164	356,540	—	1,090,704
Revenue from other segments	6,029	17,526	(23,555)	—
Total revenue	740,193	374,066	(23,555)	1,090,704
Adjusted EBITDA(1)	67,969	22,576	(31,392)	59,153
Fiscal 2015:
Revenue from third parties	708,532	320,821	—	1,029,353
Revenue from other segments	7	8,691	(8,698)	—
Total revenue	708,539	329,512	(8,698)	1,029,353
Adjusted EBITDA(1)	63,744	14,936	(27,881)	50,799

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill and intangible asset impairment charges, restructuring and other charges, secured assets reserves, professional fees related to ASC 606 implementation, business development realignment, CEO search costs, and Czech currency impact on procurement margin is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

(2)	Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

The table below reconciles Adjusted EBITDA and Income (loss) before income taxes in our Consolidated statement of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
Adjusted EBITDA	$62,275	$59,153	$50,799
Depreciation and amortization	(13,390)	(17,916)	(17,472)
Stock-based compensation	(6,820)	(5,572)	(5,873)
Change in fair value of contingent consideration	(677)	(10,417)	270
Goodwill impairment charge	—	—	(37,539)
Intangible asset impairment charges	—	(70)	(202)
Restructuring and other charges	—	(5,615)	(1,053)
Business development realignment	(715)	—	—
Professional fees related to ASC 606 implementation	(829)	—	—
CEO search costs	(454)	—	—
Czech currency impact on procurement margin	(860)	—	—
Secured asset reserve(1)	—	—	(2,023)
Total other expense	(6,420)	(4,238)	(7,678)
Income (loss) before income taxes	$32,110	$15,325	$(20,771)

(1)	The Company accrued a reserve of $2.0 million in 2015, respectively, on inventory in which it holds a security interest. The inventory was procured for a former client.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below presents total assets for the Company's reportable segments and Other as of December 31, 2017 and December 31, 2016.

	December 31, 2017	December 31, 2016
North America	$394,052	$368,149
International	226,065	202,007
Other	19,902	20,843
Total Assets	$640,019	$590,999

The Company had long-lived assets, consisting of net property and equipment, in the United States of $21.8 million, $21.2 million at December 31, 2017 and 2016, respectively. Long-lived assets in foreign countries were $14.9 million and $11.4 million at December 31, 2017 and 2016, respectively.

The Company does not record revenue for financial reporting purposes by product and service category and therefore, it is impracticable for the Company to report revenue in such manner.

19. Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of operations and quarterly earnings per share data for the years ended December 31, 2017 and 2016 (in thousands, except per share data):

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$267,390	$279,530	$288,386	$300,950
Gross profit	64,277	70,227	72,519	71,311
Net income	5,456	4,493	7,528	1,499
Net income per share:
Basic	$0.10	$0.08	$0.14	$0.03
Diluted	$0.10	$0.08	$0.14	$0.03

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$271,073	$269,220	$279,993	$270,418
Gross profit	61,946	65,094	67,781	68,727
Net income (loss)	(2,693)	(2,324)	4,341	5,047
Net income (loss) per share:
Basic	$(0.05)	$(0.04)	$0.08	$0.09
Diluted	$(0.05)	$(0.04)	$0.08	$0.09

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Balance at End of Period
Fiscal year ended December 31, 2017 Allowance for doubtful accounts	$2,622	$454	$457	$3,534
Fiscal year ended December 31, 2016 Allowance for doubtful accounts	$1,231	$2,171	$(780)	$2,622
Fiscal year ended December 31, 2015 Allowance for doubtful accounts	$2,685	$1,949	$(3,403)	$1,231

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report (the “Evaluation Date”). Based on this evaluation, our chief executive officer and chief financial officer concluded as of the Evaluation Date that due to the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2017 such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Notwithstanding the ineffectiveness of our disclosure controls and procedures as of December 31, 2017 and the material weaknesses in our internal control over financial reporting that existed as of that date as described below, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Annual Report and (ii) the consolidated financial statements, and other financial information, included in this Annual Report fairly present in all material respects in accordance with generally accepted accounting principles ("GAAP") our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of InnerWorkings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All systems of internal control, no matter how well designed, have inherent limitations. Therefore, even those systems deemed to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework. Based on this evaluation, our management identified control deficiencies as of December 31, 2017 which constituted material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

As a result of the material weakness noted above and described below, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017.

Material Weaknesses and Related Remediation Efforts

During the financial statement close process for the period ended December 31, 2017, management identified the following material weaknesses in internal control.

Material Weaknesses

The material weaknesses are due to control deficiencies and gaps in the design and operating effectiveness of revenue recognition and compensation expense controls in the Company’s North America business.

With respect to revenue process, the Company’s controls were ineffective to: (i) ensure revenue was recognized when the risk of loss transferred from the Company to the customer based on an analysis of customer arrangements and delivery terms, (ii) retain and review customer order documentation, including support for assessing whether pricing was fixed and determinable, and (iii) estimate the impact of future credit memos. These deficiencies also impacted unbilled revenue, inventory and cost of sales. With respect to compensation expense, the Company’s controls were ineffective in relation to the design and operation of the review controls over compensation.

Remediation Efforts

Our management has worked, and continues to work, to strengthen our internal control over financial reporting. We are committed to ensuring that such controls are operating effectively.

The Company has initiated a plan to remediate the material weaknesses noted above. Specifically, to remediate deficiencies in revenue recognition controls, the Company will develop and implement controls to (i) compile and process shipping data and delivery terms in customer contracts and improve related operational processes; (ii) improve review processes and related documentation supporting customer orders and pricing; (iii) improve process for estimating future credit memos; and (iv) implement an improved system, process, and related controls to categorize and track customer contracts based on delivery terms. To remediate deficiencies in the controls over the compensation process, the Company will develop and implement controls to ensure that systems used for computing payroll, commission, and bonus expenses are updated with accurate data to reflect approved compensation arrangements. Additionally, the Company will develop and implement controls over the accuracy and completeness of information used in the controls, such as validation of source data, report logic, and report parameters.

We will continue to actively identify, develop, and implement additional measures to materially improve and strengthen our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2017.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2017 (in thousands, except per share amount).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,434	$8.57	1,838	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	4,434	$8.57	1,838

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2018 Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2017.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders not later than 120 days after the close of our fiscal year ended December 31, 2017.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2018 Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2017.

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

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Amended and Restated By-Laws.(1)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective June 3, 2016.(4)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(11)†

10.4	Form of Stock Option Award Agreement.(11)†

10.5	Form of Performance Share Unit Award Agreement.(11)†

10.6	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.7	First Amendment to Employee Agreement dated April 6, 2015 by and between Ronald C. Provenzano and InnerWorkings, Inc.(3)†

10.8	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(5)†

10.9	Transition Agreement between Innerworkings, Inc. and Eric D. Belcher, dated February 1, 2018.(13)†

10.10	Employee Agreement entered into as of June 30, 2015 by and between InnerWorkings, Inc. and Jeffrey P. Pritchett.(9)†

10.11	Employee Agreement entered into as of August 23, 2012 by and between InnerWorkings, Inc. and Ronald Provenzano.(10)†

10.12	Employee Agreement entered into as of March 6, 2017 by and between InnerWorkings, Inc. and Robert L. Burkart.(10)†

10.13	Amended and Restated Employment Agreement between Innerworkings, Inc. and Charles Hodgkins, dated December 6, 2017. (12)†

10.14	Employment Agreement between Innerworkings, Inc. and Richard Stoddart, dated January 31, 2018. (13)†

10.15	Form of Indemnification Agreement.(2)

10.16
Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party thereto.(6)

10.17
First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party hereto.(7)

10.18	Second Amendment to Credit Agreement, dated as of November 1, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.19	Third Amendment to Credit Agreement, dated as of December 27, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent.

10.20	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(8)

10.21	Fifth Amendment to Credit Agreement, dates as of February 3, 2017, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(10)

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Appendix A to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed on April 9, 2015.
(4)	Incorporated by reference to Appendix B to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(7)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(8)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(9)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2015.
(10)	Incorporated by reference to Annual Report on Form 10-K filed on March 9, 2017.
(11)	Incorporated by reference to Current Report on Form 8-K filed on June 5, 2017.
(12)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2017.
(13)	Incorporated by reference to Current Report on Form 8-K filed on February 5, 2018.
†	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / ERIC D. BELCHER
Eric D. Belcher
Title:	Chief Executive Officer and
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Eric D. Belcher and Charles Hodgkins and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / ERIC D. BELCHER	President, Chief Executive Officer and Director	March 16, 2018
Eric D. Belcher	(principal executive officer)

/ S / CHARLES HODGKINS	Interim Chief Financial Officer (principal financial officer)	March 16, 2018
Charles Hodgkins

/ S / WILLIAM C. ATKINS	Global Controller (principal accounting officer)	March 16, 2018
William C. Atkins

/ S / JACK M. GREENBERG	Chairman of the Board	March 16, 2018
Jack M. Greenberg

/ S / LINDA S. WOLF	Director	March 16, 2018
Linda S. Wolf

/ S / CHARLES K. BOBRINSKOY	Director	March 16, 2018
Charles K. Bobrinskoy

/ S / JULIE M. HOWARD	Director	March 16, 2018
Julie M. Howard

/ S / DAVID FISHER	Director	March 16, 2018
David Fisher

/ S / J. PATRICK GALLAGHER	Director	March 16, 2018
J. Patrick Gallagher