Form 10-K/A
period 2017-12-31
INNERWORKINGS INC
filed 2018-07-27
CIK 1350381

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

As of July 24, 2018, the registrant had 52,171,438 shares of common stock, par value $0.0001 per share, outstanding which includes 487,392 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and the Company’s employees.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant filed with the Securities and Exchange Commission (“SEC”) a proxy statement pursuant to Regulation 14A on April 18, 2018. An amended and restated Proxy Statement (the “A&R Proxy Statement”) will be filed with the SEC as soon as practicable.  Portions such A&R Proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K/A.

EXPLANATORY NOTE

On May 7, 2018, InnerWorkings, Inc. (the “Company”) filed a Current Report on Form 8-K disclosing its intention to restate certain historical financial statements based on errors identified during the course of its first quarter 2018 financial reporting close process. Accordingly, in this amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K/A”), the Company is restating its historical financial statements previously filed with the Securities and Exchange Commission (the “SEC”) for the years ended December 31, 2017 and 2016 and all interim periods therein (the “Restated Periods”).

The financial statements contained in this Form 10-K/A correct our accounting for recording portions of revenue and costs of goods sold in the incorrect periods, which resulted in a material impact on net income and earnings per share, but have no material impact on our cash flow or liquidity for the Restated Periods. With respect to the year ended December 31, 2015 (the “Revised Period”), the corrections to the financial statements related to the recording of cost of goods sold were deemed immaterial: however, the Company has voluntarily made the adjustments to such year. The Restated and Revised Periods also include adjustments for certain immaterial accounting errors related to all periods covered in this Form 10-K/A, which are not material individually or in the aggregate.

The corrections to the Restated and Revised Periods, which we refer to herein collectively as the “Restatement,” were prepared following an independent review by the Audit Committee of the Company’s Board of Directors.

Description of the Restatement

In completing our internal review procedures during the first quarter of 2018, the Company identified certain errors in the Restated Periods, primarily related to the timing of the recognition of (i) revenue recognized for goods shipped and services performed and (ii) cost of goods sold for certain orders that were not recorded in the period in which the end product was sold to the customer and revenue was recognized. Accordingly, we have restated the financial statements for the years ended December 31, 2017 and 2016 (and related interim periods) to correct for the identified misstatements.

In addition to the correction of the errors discussed above, the Company has voluntarily made other immaterial corrections in all periods presented. Such corrections are reflected in the Restated and Revised Periods and, together with the other immaterial corrections described above, are referred to herein as “Adjustments.” These Adjustments resulted in a decrease in net income of $2.3 million in the aggregate for the Restated and Revised Periods.

For additional information regarding the corrections to the financial statements in the Restated and Revised Periods, see Notes 20 and 21 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data.”

Items Amended by this Form 10-K/A

This Form 10-K/A amends and restates the entire contents of the original Form 10-K. The portions of this Form 10-K/A that have been revised to give effect to the Restatement and matters related thereto are as follows:

•	Item 1A. Risk Factors

•	Item 6. Selected Financial Data

•	Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 8. Financial Statements and Supplementary Data

•	Item 9A. Controls and Procedures

•	Item 9B. Other Information

•	Item 10. Directors, Executive Officers and Corporate Governance

•	Item 11. Executive Compensation

•	Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 13. Certain Relationships and Related Transactions and Director Independence

•	Item 14. Principal Accountant Fees and Services

•	Item 15. Exhibits, Financial Statement Schedules

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the original Form 10-K filed on March 16, 2018 and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other SEC filings.

The Company’s Quarterly Reports on Form 10-Q to be filed during 2018 will include the restated 2017 comparable prior quarter and year to date periods. We have not filed, and do not intend to file, amendments to (i) our Quarterly Reports on Forms 10-Q for the first three quarterly periods in the years ended December 31, 2017, 2016 and 2015 or (ii) our Annual Reports on Forms 10-K for the years ended December 31, 2016 and 2015. Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated and Revised Periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, earnings releases or similar communications relating to these periods.

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

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the years ended December 31, 2017, 2016 and 2015, our largest customer accounted for 5%, 5% and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 28%, 28% and 27% of our revenue in 2017, 2016 and 2015, respectively.

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

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K/A. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. This Annual Report on Form 10-K/A contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “forward-looking statements” on page four of this Annual Report on Form 10-K/A in connection with your consideration of the risk factors and other important factors that may affect future results described below.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 28%, 28% and 27% of our revenue during the years ended December 31, 2017, 2016 and 2015, respectively. Our largest client accounted for 5%, 5% and 5% of our revenue in 2017, 2016 and 2015, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

Aggregate revenue from our International segment represented 31%, 33% and 31% of total revenue for the years ended December 31, 2017, 2016 and 2015, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

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

As discussed in the Explanatory Note and Note 20 of the Consolidated Financial Statements included in Part II, Item 8, “Financial Statements and Supplementary Data,” we have restated our historical financial statements for the year ended December 31, 2017 and 2016 and all interim periods therein and revised our historical statements for the year ended December 31, 2015. The determination to restate the financial statements for the Restated Period was made by our Audit Committee upon management’s recommendation to address discovered errors. Due to the errors, our Audit Committee concluded that our previously issued financial statements for the Restated Period should no longer be relied upon. We have filed this Form 10-K/A to, among other things, reflect the correction of errors in the Restated and Revised Periods (collectively, the "Restatement"). In connection with the Restatement, we have identified material weaknesses in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were ineffective for the Restated and Revised Periods related to inadequate control to verify the completeness and accuracy of data in certain reports. For a description of the material weaknesses in our internal control over financial reporting and steps taken to remediate the material weaknesses, see Part II, Item 9A, “Controls and Procedures” of this report.

As a result of the circumstances giving rise to the Restatement, we have become subject to a number of additional costs and risks, including unanticipated costs for accounting and legal fees in connection with or related to the Restatement and the remediation of our ineffective disclosure controls and procedures and material weakness in internal control over financial reporting. In addition, the attention of our management team has been diverted by these efforts. We are subject to shareholder, governmental and other actions in connection with the Restatement and related matters. If we cannot produce reliable financial reports, investors could lose confidence in our reported financial information, the market price of our common stock could decline significantly, we may be unable to obtain additional financing to operate and expand our business and our business. In addition, the Restatement and related matters could impair our reputation or could cause our counterparties to lose confidence in us. Each of these occurrences could have a material adverse effect on our business, financial condition, results of operations and stock price. In addition, we cannot assure that we will not discover other material weaknesses in the future.

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

Our future success will depend to a significant extent on the successful transition of Chief Executive Officer responsibilities from Eric Belcher, our former Chief Executive Officer, to Rich Stoddart, our current Chief Executive Officer. In addition, our future success will depend to a significant extent on the continued services of Rich Stoddart, Charles Hodgkins, our Interim Chief Financial Officer, Robert Burkart, our Chief Information Officer and Ron Provenzano, our General Counsel. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

In general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2017, 2016 and 2015, our revenue was $1,138.4 million, $1,094.4 million and $1,028.9 million, respectively and our top ten clients accounted for 28%, 28% and 27%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

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

Holders

As of July 27, 2018, there were 28 holders of record of our common stock, which does not include stockholders who held their shares through brokers or other nominees in "street name." The holders of our common stock are entitled to one vote per share.

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

As discussed further in Note 20 of the "Notes to the Consolidated Financial Statements" contained in Item 8 of this Form 10-K/A, we have restated our consolidated financial statements to correct certain errors in our previously issued financial statements. The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2017	2016	2015	2014	2013
	(as restated)	(as restated)	(as revised)	(as revised)	(as revised)
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$1,138,361	$1,094,402	$1,028,892	$991,250	$891,975
Cost of goods sold	862,903	831,838	788,862	761,465	689,229
Gross profit	275,458	262,564	240,030	229,785	202,746
Selling, general and administrative expenses	227,253	209,524	197,247	196,826	183,637
Depreciation and amortization	13,390	17,916	17,472	17,723	13,664
Change in fair value of contingent consideration	677	10,417	(270)	(37,873)	(31,331)
Goodwill impairment charge	—	—	37,539	—	37,908
Intangible asset impairment charges	—	70	202	2,710	—
Restructuring charges	—	5,615	1,053	—	4,322
Income (loss) from operations	34,138	19,022	(13,213)	50,399	(5,454)
Interest income	97	86	69	57	76
Interest expense	(4,729)	(4,171)	(4,612)	(4,428)	(2,954)
Other, net	(1,788)	(154)	(3,135)	(747)	(357)
Total other expense	(6,420)	(4,239)	(7,678)	(5,118)	(3,235)
Income (loss) before income taxes	27,718	14,783	(20,891)	45,281	(8,689)
Income tax expense (benefit)	11,288	10,834	11,498	3,020	(349)
Net income (loss)	$16,430	$3,949	$(32,389)	$42,261	$(8,340)
Net income (loss) per share of common stock:
Basic	$0.31	$0.07	$(0.61)	$0.81	$(0.16)
Diluted	$0.30	$0.07	$(0.61)	$0.80	$(0.16)
Shares used in per share calculations:
Basic	53,851	53,607	52,791	52,096	50,875
Diluted	54,944	54,460	52,791	53,104	50,875

Consolidated balance sheet data:
Cash and cash equivalents	$30,562	$30,924	$30,755	$22,578	$18,606
Working capital(1)	135,273	101,739	77,357	87,905	52,004
Total assets	649,638	593,987	601,251	625,067	609,645
Revolving credit facility(2)	128,398	107,468	99,258	104,539	69,000
Total stockholders’ equity	284,545	262,161	252,432	290,260	241,905

(1)	Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses and other current liabilities.

(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K/A. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K/A, particularly in Part I, Item 1A, “Risk Factors.” All amounts set forth in this Management’s Discussion and Analysis have been adjusted to reflect the Restatement.

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

As of December 31, 2017, we had approximately 2,000 employees and independent contractors in more than 26 countries. Effective with the first fiscal quarter of 2016, we organized our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa and Asia. In 2017, we generated global revenue from third parties of $780.5 million in the North America segment and $357.9 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

Restatement and Revision of Previously Issued Financials

As previously discussed in the Explanatory Note at the beginning of this Form 10-K/A and as further discussed in Notes 20 and 21 of the Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” we have restated our consolidated financial statements for the years ended December 31, 2017 and 2016 and all interim periods therein and revised our consolidated financial statements for the year ended December 31, 2015. Our restated and revised financial statements correct our accounting for recording a portion of costs of goods sold in the incorrect periods and have no material impact on our cash flow or liquidity. The restated financial statements also correct include adjustments for certain immaterial accounting errors related to all periods covered in this Form 10-K/A, which are immaterial individually and in the aggregate.

The corrections contained in these restated financial statements, which we refer to herein collectively as the “Restatement,” were prepared following an independent review by the Audit Committee of the Company’s Board of Directors.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $1,138.4 million, $1,094.4 million and $1,028.9 million in 2017, 2016 and 2015, respectively, reflecting growth rates of 4.0% and 6.4% in 2017 and 2016, respectively, as compared to the corresponding prior year.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, may be established by contract based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, or may be determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit for years ended December 31, 2017, 2016 and 2015 was $275.5 million, $262.6 million and $240.0 million or 24.2%, 24.0% and 23.3% of revenue, respectively.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 20.0%, 19.1% and19.2% in 2017, 2016 and 2015, respectively.

We accrue for commissions when we recognize the related revenue and gross profit. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased from $0.7 million as of December 31, 2016 to a net accrued commission amount of $(3.3) million as of December 31, 2017.

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

We are required to make payment to our suppliers for completed jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $0.5 million, $2.2 million and $1.7 million in 2017, 2016 and 2015, respectively.

Our income (loss) from operations for 2017, 2016 and 2015 was $34.1 million, $19.0 million and $(13.2) million, respectively.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	75.8%	76.0%	76.7%
Gross profit	24.2%	24.0%	23.3%
Operating expenses:
Selling, general and administrative expenses	20.0%	19.1%	19.2%
Depreciation and amortization	1.2%	1.6%	1.7%
Change in fair value of contingent consideration	0.1%	1.0%	—%
Goodwill impairment charge	—%	—%	3.6%
Intangible asset impairment charges	—%	—%	—%
Restructuring charges	—%	0.5%	0.1%
Income (loss) from operations	3.0%	1.7%	(1.3)%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(0.4)%	(0.4)%	(0.4)%
Other, net	(0.2)%	—%	(0.3)%
Total other expense	(0.6)%	(0.4)%	(0.7)%
Income (loss) before taxes	2.4%	1.4%	(2.0)%
Income tax expense	1.0%	1.0%	1.1%
Net income (loss)	1.4%	0.4%	(3.1)%

Comparison of years ended December 31, 2017, 2016 and 2015

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
	(as restated)	(as restated)	(as restated)	(as restated)	(as revised)	(as revised)
North America	$780,511	68.6%	$736,140	67.3%	$708,071	68.8%
International	357,850	31.4	358,262	32.7	320,821	31.2
Net revenue from third parties	$1,138,361	100.0%	$1,094,402	100.0%	$1,028,892	100.0%

2017 compared to 2016. Our revenue increased by $44.0 million, or 4.0%, from $1,094.4 million in 2016 to $1,138.4 million in 2017.

North America

North America revenue increased by $44.4 million, or 6.0%, from $736.1 million in 2016 to $780.5 million in 2017. This increase was driven primarily by organic growth from new clients added during the last 12 to 24 months.

International

International revenue decreased by $0.4 million, or 0.1%, from $358.3 million in 2016 to $357.9 million in 2017.

2016 compared to 2015. Our revenue increased by $65.5 million, or 6.4%, from $1,028.9 million in 2015 to $1,094.4 million in 2016.

North America

North America revenue increased by $28.0 million, or 4.0%, from $708.1 million in 2015 to $736.1 million in 2016. This increase is driven primarily by organic new account growth.

International

International revenue increased by $37.4 million, or 11.7%, from $320.8 million in 2015 to $358.3 million in 2016. This increase is driven primarily by organic new account growth and existing customer growth in the region.

Cost of goods sold

2017 compared to 2016. Our cost of goods sold increased by $31.1 million, or 3.7%, from $831.8 million in 2016 to $862.9 million in 2017. The increase is a result of higher revenue in 2017. Our cost of goods sold as a percentage of revenue was 75.8% in 2017 and 76.0% in 2016.

2016 compared to 2015. Our cost of goods sold increased by $43.0 million, or 5.4%, from $788.9 million in 2015 to $831.8 million in 2016. The increase is a result of the revenue growth in 2016. Our cost of goods sold as a percentage of revenue was 76.0% in 2016 and 76.7% in 2015.

Gross Profit

2017 compared to 2016. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 24.2% in 2017 and 24.0% in 2016. This increase was primarily driven by favorable product category and geographical mix in 2017 compared to 2016.

2016 compared to 2015. Our gross margin increased from 23.3% in 2015 to 24.0% in 2016. This increase was primarily driven by favorable product category and geographical mix in 2016 compared to 2015.

Selling, general and administrative expenses

2017 compared to 2016. Selling, general and administrative expenses increased by $17.7 million, or 8.5%, from $209.5 million in 2016 to $227.3 million in 2017. As a percentage of revenue, selling, general and administrative expenses increased from 19.1% in 2016 to 20.0% in 2017. The increase in selling, general and administrative expenses is primarily due to cost of production staff to manage new accounts and technology staff to develop our platform.

2016 compared to 2015. Selling, general and administrative expenses increased by $12.3 million, or 6.2%, from $197.2 million in 2015 to $209.5 million in 2016. As a percentage of revenue, selling, general and administrative expenses remained consistent at 19.2% to 19.1% in 2015 and 2016, respectively. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of production staff to manage new accounts.

Depreciation and amortization

2017 compared to 2016. Depreciation and amortization expense decreased by $4.5 million, or 25.3%, from $17.9 million in 2016 to $13.4 million in 2017. As a percentage of revenue, depreciation and amortization expense decreased from 1.6% in 2016 to 1.2% in 2017. The decrease in depreciation and amortization was primarily driven by the full year impact of the asset useful life reduction made in 2016.

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

Income (loss) from operations

2017 compared to 2016. Income from operations increased by $15.1 million from $19.0 million in 2016 to $34.1 million in 2017. This increase was primarily attributable to an increase in gross profit and a decrease in expense from the change in fair value of contingent consideration and restructuring charges, which are discussed above. These changes partially offset the $17.8 million increase in selling, general and administrative expenses.

2016 compared to 2015. Income (loss) from operations increased by $32.2 million, from $(13.2) million in 2015 to $19.0 million in 2016. This increase was primarily attributable to an increase in gross profit, as well as the goodwill impairment charge recognized in 2015, all of which are discussed above. These changes more than offset the $12.3 million increase in selling, general and administrative expenses.

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

Provision for income taxes

2017 compared to 2016. Income tax expense increased by $0.5 million from tax expense of $10.8 million in 2016 to tax expense of $11.3 million in 2017. Our effective income tax rate was 40.7% and 73.3% in 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

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

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.1 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense of $5.3 million for transition tax related to our foreign operations.

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

2016 compared to 2015. Income tax expense decreased by $0.7 million from tax expense of $11.5 million in 2015 to tax expense of $10.8 million in 2016. Our effective income tax rate was 73.3% and (55.0)% in 2016 and 2015, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

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

Additionally, during the fourth quarter of 2015, we recognized a $4.7 million non-cash charge to record valuation allowance on deferred tax assets of certain foreign operations affected by the global realignment which have net operating loss carryforwards and other deferred tax assets for which it is considered more likely than not that those assets will not be realized. During 2016 we recognized an additional $1.2 million non-cash charge related to changes in the valuation allowances against those net operating loss carryforwards affected by the realignment. Excluding the impact of these and other discrete factors and events, our effective tax rate was 31.2% and 37.0% during 2016 and 2015, respectively.

Net income (loss)

2017 compared to 2016. Net income increased by $12.5 million from $3.9 million in 2016 to $16.4 million in 2017. Net income as a percentage of revenue was 1.4% and 0.4% in 2017 and 2016, respectively.

2016 compared to 2015. Net income (loss) increased by $36.3 million from $(32.4) million in 2015 to $3.9 million in 2016. Net income (loss) as a percentage of revenue was 0.4% and (3.1)% in 2016 and 2015, respectively.

Diluted Earnings (Loss) Per Share

	Year ended December 31,
	2017	2016	2015
(in thousands, except per share data)	(as restated)	(as restated)	(as revised)
Net income (loss)	$16,430	$3,949	$(32,389)
Denominator for dilutive earnings per share	54,944	54,460	52,791
Diluted earnings (loss) per share	$0.30	$0.07	$(0.61)

2017 compared to 2016. Diluted earnings per share increased by $0.23 from diluted earnings per share of $0.07 in 2016 to diluted earnings per share of $0.30 in 2017. This increase is primarily due to the increase in net income discussed above.

2016 compared to 2015. Diluted earnings (loss) per share increased by $0.68 from a diluted loss of $(0.61) per share in 2015 to diluted earnings per share of $0.07 in 2016. This increase is primarily due to the increase in net income discussed above.

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

	Year ended December 31,
	2017	% of Total	2016	% of Total	2015	% of Total
(dollars in thousands)	(as restated)	(as restated)	(as restated)	(as restated)	(as revised)	(as revised)
North America	$74,230	128.2%	$68,435	116.8%	$63,436	125.2%
International	19,520	33.7	21,570	36.8	15,124	29.8
Other(1)	(35,867)	(61.9)	(31,392)	(53.6)	(27,881)	(55.0)
Adjusted EBITDA	$57,883	100.0%	$58,612	100.0%	$50,679	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2017 compared to 2016. Adjusted EBITDA decreased by $(0.7) million, or (1.2)%, from $58.6 million in 2016 to $57.9 million in 2017. North America Adjusted EBITDA increased by $5.8 million, or 8.5%, from $68.4 million in 2016 to $74.2 million in 2017 due to increased revenue and gross profit from organic growth of new customers. International Adjusted EBITDA decreased by $2.1 million, or 9.5%, from $21.6 million in 2016 to $19.5 million in 2017 primarily due to cost of production staffing to manage new accounts. Other Adjusted EBITDA decreased by $4.5 million or 14.3%, from expense of $31.4 million in 2016 to expense of $35.9 million in 2017 driven by platform investments, mainly staffing costs.

2016 compared to 2015. Adjusted EBITDA increased by $7.9 million or 15.7%, from $50.7 million in 2015 to $58.6 million in 2016. North America Adjusted EBITDA increased by $5.0 million or 7.9%, from $63.4 million in 2015 to $68.4 million in 2016 due to increased gross profit from organic new account growth. International Adjusted EBITDA increased by $6.4 million or 42.6%, from $15.1 million in 2015 to $21.6 million in 2016 due to new account growth and Global Realignment related cost savings. Other Adjusted EBITDA decreased by $3.5 million or 12.6%, from expense of $27.9 million in 2015 to expense of $31.4 million in 2016.

The table below provides a reconciliation of Adjusted EBITDA to net income (loss) for each of the years presented (in thousands):

	Year ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Net income (loss)	$16,430	$3,949	$(32,389)
Income tax expense	11,288	10,834	11,498
Total other expense	6,420	4,239	7,678
Depreciation and amortization	13,390	17,916	17,472
Stock-based compensation expense	6,820	5,572	5,873
Change in fair value of contingent consideration	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Restructuring and other charges	—	5,615	1,053
Business development realignment	715	—	—
Professional fees related to ASC 606 implementation	829	—	—
CEO search costs	454	—	—
Czech currency impact on procurement margin	860	—	—
Secured asset reserve(1)	—	—	2,023
Adjusted EBITDA	$57,883	$58,612	$50,679

(1)	The Company accrued a reserve of $2.0 million in 2015 on inventory in which it holds a security interest. The inventory was procured for a former client.

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

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Net income (loss)	$16,430	$3,949	$(32,389)
Change in fair value of contingent consideration, net of tax	677	10,417	(282)
Goodwill impairment charge, net of tax	—	—	37,539
Intangible asset impairment charges, net of tax	—	56	153
Restructuring and other charges, net of tax	—	4,873	873
Realignment-related income tax charges	—	1,179	4,685
Czech exit from exchange rate commitment, net of tax	294	—	—
Business development realignment, net of tax	875	—	—
Professional fees related to ASC 606 implementation, net of tax	528	—	—
CEO search costs, net of tax	282	—	—
Czech currency impact on procurement margin, net of tax	697	—	—
Accelerated depreciation of internal use software, net of tax	246	—	—
Secured asset reserve, net of tax	—	—	1,239
Venezuela remeasurement charges	—	—	1,521
Adjusted net income	20,029	20,474	13,339
Weighted average shares outstanding, diluted	54,944	54,460	53,515
Non-GAAP Diluted Earnings Per Share	$0.36	$0.38	$0.25

Quarterly Results of Operations

The following table presents unaudited statement of income data for our most recent eight fiscal quarters. You should read the following table in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K/A. The results of operations of any quarter are not necessarily indicative of the results that may be expected for any future period.

	Three months ended
	Mar 30, 2016	June 30, 2016	Sept 30, 2016	Dec 31, 2016	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017
(in thousands)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$270,461	$272,212	$276,002	$275,727	$264,405	$280,066	$288,523	$305,367
Gross profit	61,526	65,980	66,581	68,477	64,704	70,046	71,921	68,787
Net income (loss)	(3,136)	(1,905)	4,225	4,765	5,678	4,374	7,116	(738)
Earnings (loss) per share:
Basic	$(0.06)	$(0.04)	$0.08	$0.09	$0.11	$0.08	$0.13	$(0.01)
Diluted	$(0.06)	$(0.04)	$0.08	$0.09	$0.10	$0.08	$0.13	$(0.01)

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

Operating Activities. Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items, including depreciation and amortization, share based compensation, changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash provided by operating activities in 2017 was $16.1 million and primarily consisted of $25.6 million of non-cash items and $16.4 million of net income during the year, offset by $26.0 million used to fund working capital. The working capital changes consisted of an increase in accounts receivable of $41.9 million, an increase in prepaid expenses and other assets of $13.5 million, and an increase in inventories of $4.2 million, partially offset by an increase in accounts payable of $18.2 million, and an increase in accrued expenses and other liabilities of $15.5 million.

Cash provided by operating activities in 2016 was $10.5 million and primarily consisted of $36.6 million of non-cash items and $3.9 million of net income during the year, offset by $30.0 million used to fund working capital. The working capital changes consisted of a decrease in accounts payable of $38.4 million, partially offset by an increase in accounts receivable of $2.7 million, an increase in prepaid expense and other assets of $8.2 million, a decrease in inventories of $6.4 million, and an increase in accrued expenses and other liabilities of $12.9 million.

Cash provided by operating activities in 2015 was $43.4 million and primarily consisted of $4.3 million provided by working capital changes and $71.5 million of non-cash items, offset by net loss of $32.4 million during the year. The most significant impact on working capital changes consisted of an increase in accounts payable of $25.1 million and an increase in accrued expenses and other liabilities of $3.6 million, partially offset by an increase in accounts receivable of $10.6 million, an increase in prepaid expenses and other assets of $4.1 million, and an increase in inventory of $9.7 million.

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

Financing Activities. In 2017, cash used in financing activities of $4.9 million was primarily attributable to $15.3 million of payments of contingent consideration, $10.9 million to acquire treasury stock, offset by $20.7 million of net borrowings under our revolving credit facility.

In 2016, cash provided financing activities of $3.6 million was primarily attributable to $8.7 million of borrowings under our revolving credit facility and $4.0 million of excess tax benefits from exercise of stock awards, offset by $11.4 million of payments of contingent consideration.

In 2015, cash provided by financing activities of $18.4 million was primarily attributable to $8.0 million of payments of contingent consideration, $5.3 million of net borrowings under our revolving credit facility, and $4.9 million to acquire treasury stock.

We will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $32.4 million available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. We may find it necessary to obtain additional equity or debt financing in the future.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $28.6 million and $28.1 million foreign cash and cash equivalents as of December 31, 2017 and 2016, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2017, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable (as restated)	$141,164	$141,164	$—	$—	$—
Operating lease obligations	23,215	6,942	9,633	4,560	2,080
Revolving credit facility	128,398	—	128,398	—	—
Total	$292,777	$148,106	$138,031	$4,560	$2,080

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the Euro, British pound sterling, Czech Koruna, Peruvian Nuevo Sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2017, we derived approximately 31.4% of our revenue from international customers and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of InnerWorkings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerWorkings, Inc.’s and subsidiaries (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated July 27, 2018 expressed an adverse opinion thereon.

Restatement of 2017 and 2016 Financial Statements

As discussed in Note 20 to the consolidated financial statements, the 2017 and 2016 consolidated financial statements have been restated to correct certain misstatements. Our opinion is not modified with respect to this matter.

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

Chicago, Illinois
July 27, 2018

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Revenue	$1,138,361	$1,094,402	$1,028,892
Cost of goods sold	862,903	831,838	788,862
Gross profit	275,458	262,564	240,030
Operating expenses:
Selling, general and administrative expenses	227,253	209,524	197,247
Depreciation and amortization	13,390	17,916	17,472
Change in fair value of contingent consideration	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Restructuring charges	—	5,615	1,053
Income (loss) from operations	34,138	19,022	(13,213)
Other income (expense):
Interest income	97	86	69
Interest expense	(4,729)	(4,171)	(4,612)
Other, net	(1,788)	(154)	(3,135)
Total other expense	(6,420)	(4,239)	(7,678)
Income (loss) before taxes	27,718	14,783	(20,891)
Income tax expense	11,288	10,834	11,498
Net income (loss)	$16,430	$3,949	$(32,389)

Basic earnings (loss) per share	$0.31	$0.07	$(0.61)
Diluted earnings (loss) per share	$0.30	$0.07	$(0.61)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Net income (loss)	$16,430	$3,949	$(32,389)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,732	(7,168)	(8,592)
Other comprehensive income (loss), before tax	1,732	(7,168)	(8,592)
Income tax expense (benefit) related to components of other comprehensive income (loss)	12	(21)	(341)
Other comprehensive income (loss), net of tax	1,720	(7,147)	(8,251)
Comprehensive income (loss)	$18,150	$(3,198)	$(40,640)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2017	2016
	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$30,562	$30,924
Accounts receivable, net of allowance for doubtful accounts of $3,534 and $2,622, respectively	205,386	182,464
Unbilled revenue	50,016	31,516
Inventories	40,694	36,448
Prepaid expenses	18,565	18,459
Other current assets	37,865	24,597
Total current assets	383,088	324,408
Property and equipment, net	36,714	32,656
Intangibles and other assets:
Goodwill	199,946	202,700
Intangible assets, net	27,563	31,538
Deferred income taxes	691	1,031
Other non-current assets	1,636	1,654
Total intangibles and other assets	229,836	236,923
Total assets	$649,638	$593,987
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$141,164	$123,012
Current portion of contingent consideration	—	19,283
Other current liabilities	24,078	22,576
Deferred revenue	17,620	16,402
Accrued expenses	34,391	29,755
Total current liabilities	217,253	211,028
Revolving credit facility	128,398	107,468
Deferred income taxes	12,043	10,766
Other long-term liabilities	7,399	2,564
Total liabilities	365,093	331,826
Commitments and contingencies (See Note 9)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,075 and 63,391 shares issued, 54,055 and 54,088 shares outstanding, respectively	6	6
Additional paid-in capital	235,199	224,480
Treasury stock at cost, 10,020 and 9,303 shares, respectively	(55,873)	(49,458)
Accumulated other comprehensive loss	(19,229)	(20,949)
Retained earnings	124,442	108,082
Total stockholders' equity	284,545	262,161
Total liabilities and stockholders' equity	$649,638	$593,987

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014 (as revised)	61,852	$6	9,021	$(49,996)	$207,429	$(5,551)	$138,373	$290,260

Net loss							(32,389)	(32,389)
Total other comprehensive loss						(8,251)		(8,251)
Comprehensive loss								(40,640)
Issuance of common stock upon exercise of stock awards	793	—			675			675
Issuance of common stock and treasury shares as consideration for acquisition			(238)	2,686			(1,115)	1,571
Acquisition of treasury shares			764	(4,897)				(4,897)
Excess tax benefit derived from stock award exercises					(411)			(411)
Stock-based compensation expense					5,873			5,873

Balance at December 31, 2015 (as revised)	62,645	6	9,547	(52,207)	213,566	(13,802)	104,869	252,432

Net income							3,949	3,949
Total other comprehensive loss						(7,147)		(7,147)
Comprehensive loss								(3,198)
Issuance of common stock upon exercise of stock awards	746	—			1,770			1,770
Issuance of common stock and treasury shares as consideration for acquisition			(244)	2,749			(737)	2,012
Excess tax benefit derived from stock award exercises					3,572			3,572
Stock-based compensation expense					5,572			5,572

Balance at December 31, 2016 (as restated)	63,391	6	9,303	(49,458)	224,480	(20,949)	108,082	262,161

Net income							16,430	16,430
Total other comprehensive income						1,720		1,720
Comprehensive income								18,150
Issuance of common stock upon exercise of stock awards	648	—			1,421			1,421
Issuance of common stock and treasury shares as consideration for acquisition	36	—	(405)	4,561	385		(269)	4,678
Acquisition of treasury shares			1,122	(10,976)				(10,976)
Stock-based compensation expense					6,820			6,820
Cumulative effect of change related to adoption of ASU 2016-09					2,093		198	2,291

Balance at December 31, 2017 (as restated)	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Cash flows from operating activities
Net income (loss)	$16,430	$3,949	$(32,389)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,390	17,916	17,472
Stock-based compensation expense	6,820	5,572	5,873
Deferred income taxes	4,072	4,226	5,879
Change in fair value of contingent consideration liability	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Bad debt provision	454	2,171	1,685
Secured asset reserve	—	—	2,023
Venezuela remeasurement charges	—	—	890
Excess tax benefit from exercise of stock awards	—	(4,030)	—
Other operating activities	210	210	210
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(41,877)	(2,651)	(10,580)
Inventories	(4,245)	6,355	(9,676)
Prepaid expenses and other assets	(13,547)	(8,206)	(4,140)
Change in liabilities, net of acquisitions:
Accounts payable	18,152	(38,408)	25,102
Accrued expenses and other liabilities	15,520	12,933	3,582
Net cash provided by operating activities	16,056	10,525	43,402

Cash flows from investing activities
Purchases of property and equipment	(12,483)	(13,319)	(15,034)
Net cash used in investing activities	(12,483)	(13,319)	(15,034)

Cash flows from financing activities
Net borrowing (repayments) of revolving credit facility	(867)	8,739	(5,281)
Net short-term secured borrowings (repayments)	20,709	405	(799)
Repurchases of common stock	(10,885)	—	(4,897)
Payments of contingent consideration	(15,345)	(11,374)	(8,010)
Proceeds from exercise of stock options	2,663	2,636	1,195
Excess tax benefit from exercise of stock awards	—	4,030	—
Other financing activities	(1,156)	(866)	(594)
Net cash (used in) provided by financing activities	(4,881)	3,570	(18,386)

Effect of exchange rate changes on cash and cash equivalents	948	(607)	(1,805)
(Decrease) increase in cash and cash equivalents	(362)	169	8,177
Cash and cash equivalents, beginning of period	30,924	30,755	22,578
Cash and cash equivalents, end of period	$30,562	$30,924	$30,755

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

2. Summary of Significant Accounting Policies

Restatement and Revision of Prior Period Financial Statements

The Company has restated herein its audited consolidated financial statements for the years ended December 31, 2017 and 2016 and all interim periods therein and has revised herein its audited consolidated financial statements for the year ended December 31, 2015. The restated financial statements correct the Company’s accounting for recording a portion of costs of goods sold in the incorrect periods and have no material impact on our cash flow or liquidity. The restated and revised financial statements also include adjustments for certain immaterial accounting errors related to all periods covered in the financial statements, which are immaterial individually and in the aggregate. See Notes 20 and 21 for additional information.

The corrections contained in the financial statements, which we refer to herein collectively as the “Restatement,” were prepared following an independent review by the Audit Committee of the Company’s Board of Directors.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

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

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.1 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense $5.3 million for transition tax related to our foreign operations.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

The components of accumulated comprehensive loss included in the Consolidated Balance Sheets at December 31, 2017 and 2016 are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance at December 31, 2015 (as revised)	$(13,802)

Other comprehensive loss before reclassifications	(7,147)
Net current-period other comprehensive loss	(7,147)

Balance at December 31, 2016 (as restated)	(20,949)

Other comprehensive income before reclassifications	1,720
Net current-period other comprehensive income	1,720

Balance at December 31, 2017 (as restated)	$(19,229)

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

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the quarter ended December 31, 2017 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all covenants in the Credit Agreement as of December 31, 2017.

At December 31, 2017, the Company had $32.4 million, as restated, of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

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

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., is currently pending before the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. The putative class seeks an unspecified amount of monetary damages as well as reimbursement

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

of fees and costs, including reasonable attorneys’ fees, and other costs. The Company and individual defendants dispute the claims. A motion for appointment of lead plaintiff and lead counsel was filed on July 9, 2018, and is scheduled for hearing on August 6, 2018.

10. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The provision for income taxes consisted of the following components for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Current income tax expense:
Federal	$3,076	$477	$—
State	62	159	324
Foreign	4,078	5,972	5,295
Total current income tax expense	7,216	6,608	5,619
Deferred income tax expense (benefit):
Federal	1,959	4,165	2,619
State	1,575	414	166
Foreign	538	(353)	3,094
Total deferred income tax expense	4,072	4,226	5,879
Income tax expense	$11,288	$10,834	$11,498

The provision for income taxes for the years ended December 31, 2017, 2016 and 2015 differs from the amount computed by applying the U.S. federal income tax rate of 35% to pretax income (loss) because of the effect of the following items (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Tax expense (benefit) at U.S. federal income tax rate	$9,706	$5,175	$(7,312)
State income taxes, net of federal income tax effect	883	447	497
Federal and state deferred tax rate change	(5,119)	—	—
Transition tax	5,323	—	—
Effect of non-US operations	(2,228)	(781)	89
Nontaxable contingent liability fair value changes and goodwill impairment	237	3,578	13,083
Research and development credit	(38)	(140)	(422)
Change in valuation allowances	2,103	2,206	5,173
Prior year provision to return adjustment	(581)	(137)	(948)
Write-off of deferred taxes and tax receivables	70	193	858
Nondeductible expense and other	932	293	480
Income tax expense	$11,288	$10,834	$11,498

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company's tax assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2017 and 2016, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	December 31,
	2017	2016
	(as restated)	(as restated)
Deferred tax assets:
Inventory reserve	$700	$902
Other reserves and allowances	370	4,455
Income tax basis in excess of financial statement basis in intangible assets	1,669	3,394
Deductible stock-based compensation	3,687	4,579
Net operating loss carryforward	13,669	10,070
Tax credit carryforwards	428	2,600
	20,523	26,000
Valuation allowance	(10,711)	(8,292)
Total deferred tax assets	9,812	17,708

Deferred tax liabilities:
Prepaid & other expenses	(265)	(138)
Fixed assets	(4,946)	(5,913)
Intangible assets	(15,953)	(21,392)
Total deferred tax liabilities	(21,164)	(27,443)

Net deferred tax liability	$(11,352)	$(9,735)

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

For the years ended December 31, 2017 and 2016, the Company recorded additional valuation allowances of $2.4 million and $1.8 million, respectively, related to operating losses for certain foreign locations.

As of December 31, 2017, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $0.9 million and $0.5 million, respectively. The federal carryovers begin to expire in 2023 and the state carryovers begin to expire in 2022. The Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2017 includes $0.6 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million.

As of December 31, 2017, the Company had NOLs in France, Italy, Chile, Germany, South Africa, Japan, and Switzerland of $8.9 million, $0.4 million, $1.3 million, $0.8 million, $0.2 million $0.3 million, and $0.3 million, respectively, which have an indefinite carryover period.

A reserve for an uncertain tax position was recorded during 2015 as a result of certain intercompany charges and expenses. During 2016, a reserve for an uncertain tax position was recorded as a result of a sale of intellectual property between the Company's subsidiaries. The following table summarizes the Company's uncertain tax positions (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Uncertain tax positions
(as restated)
Balance at December 31, 2016	$517
Additions based on tax positions related to the current year	—
Subtractions based on tax positions related to the current year	(35)
Interest and penalties	17
Balance at December 31, 2017	$499

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

The Company's income (loss) before taxes for its foreign operations was $14.4 million, $13.1 million and $(29.8) million for the years ended December 31, 2017, 2016 and 2015, respectively.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017. As of the date of enactment, we have adjusted our deferred tax assets and liabilities for our new statutory rate which resulted in a $5.1 million credit to our income tax provision for the year ended December 31, 2017. In addition, we have estimated and recorded a provisional expense of $5.3 million for transition tax related to our foreign operations.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The computation of basic and diluted earnings (loss) per common share for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Numerator:
Net income (loss)	$16,430	$3,949	$(32,389)

Denominator:
Denominator for basic earnings (loss) per share—weighted-average shares outstanding	53,851	53,607	52,791
Effect of dilutive securities:
Employee stock options and restricted common shares	1,093	728	—
Contingently issuable shares	—	125	—
Denominator for diluted earnings (loss) per share	54,944	54,460	52,791

Basic earnings (loss) per share	$0.31	$0.07	$(0.61)
Diluted earnings (loss) per share	$0.30	$0.07	$(0.61)

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

15. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 30 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2017, 2016 and 2015, total costs incurred from the Company’s contributions to the 401(k) plan were $1.0 million, $1.0 million and $1.0 million, respectively.

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

In the fourth quarter of 2017 the Company began providing marketing execution services to Enova International, Inc. David Fisher, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of Enova International, Inc. and has a direct ownership interest in Enova International, Inc. The total amount billed for such procurement services during the year ended December 31, 2017 is $0.1 million. The amounts receivable from Enova, Inc. was $0.1 million as of December 31, 2017.

17. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid for:
Interest	$4,072	$4,338	$4,306
Income taxes	9,838	5,485	3,863
	$13,910	$9,823	$8,169

Noncash investing and financing activities:
Repurchases of common stock (as restated)	$91	$—	$—
Shares issued as payment of contingent consideration	4,678	2,012	1,570
	$4,769	$2,012	$1,570

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

include cash, accounts receivable, inventory, goodwill and intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment for the corporate headquarters.

The table below presents financial information for our reportable operating segments and Other for the fiscal years noted (in thousands):

	North America	International	Other (2)	Total
Fiscal 2017 (as restated):
Revenue from third parties	$780,511	$357,850	$—	$1,138,361
Revenue from other segments	5,469	15,137	(20,606)	—
Total revenue	785,980	372,987	(20,606)	1,138,361
Adjusted EBITDA(1)	74,230	19,520	(35,867)	57,883
Fiscal 2016 (as restated):
Revenue from third parties	736,140	358,262	—	1,094,402
Revenue from other segments	6,029	17,526	(23,555)	—
Total revenue	742,169	375,788	(23,555)	1,094,402
Adjusted EBITDA(1)	68,434	21,570	(31,392)	58,612
Fiscal 2015 (as revised):
Revenue from third parties	708,071	320,821	—	1,028,892
Revenue from other segments	7	8,691	(8,698)	—
Total revenue	708,078	329,512	(8,698)	1,028,892
Adjusted EBITDA(1)	63,436	15,124	(27,881)	50,679

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below reconciles Adjusted EBITDA and Income (loss) before income taxes in our Consolidated statement of operations (in thousands):

	Year Ended December 31,
	2017	2016	2015
	(as restated)	(as restated)	(as revised)
Adjusted EBITDA	$57,883	$58,612	$50,679
Depreciation and amortization	13,390	17,916	17,472
Stock-based compensation	6,820	5,572	5,873
Change in fair value of contingent consideration	677	10,417	(270)
Goodwill impairment charge	—	—	37,539
Intangible asset impairment charges	—	70	202
Restructuring and other charges	—	5,615	1,053
Business development realignment	715	—	—
Professional fees related to ASC 606 implementation	829	—	—
CEO search costs	454	—	—
Czech currency impact on procurement margin	860	—	—
Secured asset reserve(1)	—	—	2,023
Total other expense	6,420	4,239	7,678
Income (loss) before income taxes	$27,718	$14,783	$(20,891)

(1)	The Company accrued a reserve of $2.0 million in 2015, respectively, on inventory in which it holds a security interest. The inventory was procured for a former client.

The table below presents total assets for the Company's reportable segments and Other as of December 31, 2017 and December 31, 2016.

	December 31,
	2017	2016
	(as restated)	(as restated)
North America	$401,415	$370,403
International	228,321	203,238
Other	19,902	20,346
Total Assets	$649,638	$593,987

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

19. Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of income and quarterly earnings per share data for the years ended December 31, 2016 and 2017 (in thousands). The tables have been restated to correct for the items described in Note 20.  See Notes 20 and 21 for additional information and reconciliations from the amounts as originally reported to the applicable restated amounts:

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$264,405	$280,066	$288,523	$305,367
Gross profit	64,704	70,046	71,921	68,787
Net income	5,678	4,374	7,116	(738)
Net income per share:
Basic	$0.11	$0.08	$0.13	$(0.01)
Diluted	$0.10	$0.08	$0.13	$(0.01)

	Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$270,461	$272,212	$276,002	$275,727
Gross profit	61,526	65,980	66,581	68,477
Net income (loss)	(3,136)	(1,905)	4,225	4,765
Net income (loss) per share:
Basic	$(0.06)	$(0.04)	$0.08	$0.09
Diluted	$(0.06)	$(0.04)	$0.08	$0.09

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

20. Restatement and Revision of Prior Period Financial Statements

Subsequent to the original issuance of its financial statements, the Company identified certain errors in its historical annual consolidated financial statements, primarily related to the timing of the recognition of (i) revenue recognition for goods shipped and services performed and (ii) cost of goods sold for certain orders that were not recorded in the period in which the end product was sold to the customer and revenue was recognized. Accordingly, we have restated the financial statements for the years ended December 31, 2017 and 2016 to correct for the identified misstatements.

This Note 20 to the Company’s financial statements discloses the impact on the restated financial statements for the years ended December 31, 2017 and 2016 and the nature and derivation of the associated adjustments. The impact of the Restatement on interim periods in 2017 and 2016 is described in Note 21 (unaudited). The corrections included in the financial statements contained herein are further described below.

Our restated financial statements correct our accounting for recording a portion of costs of goods sold in the incorrect periods, which resulted in a material impact on net income and earnings per share, and have no material impact on our cash flow or liquidity. In addition to the correction of the errors discussed above, the Company has voluntarily made other immaterial corrections in all periods presented. Such immaterial corrections reflected in the Restated and Revised Periods and, together with the other corrections described above, are referred to herein as “Adjustments.”

The corrections included in these financial statements contained herein, which we refer to herein collectively as the “Restatement,” were prepared following an independent review by the Audit Committee of the Company’s Board of Directors.

Impact of Restatement

The effect of the Restatement for the fiscal years ended December 31, 2017 and 2016 are summarized below. The primary errors corrected by the Restatement are as follows:

(a)
Accrued accounts payable - The Company identified an error in a report that was used to support the reconciliation of accrued accounts payable. Correction of this error, when including rollover effect from the immediately preceding prior period, increased cost of goods sold by $2.2 million for the year ended December 31, 2017 and did not materially impact cost of goods sold for the year ended December 31, 2016; and increased accounts payable by $3.0 million and $0.8 million as of December 31, 2017 and 2016, respectively.

(b)
FOB destination contracts - During review of the Company’s contracts with its customers, it identified certain contracts with terms indicating that the Company maintains risk of loss on its products until they arrive at the customer’s location. Revenue under these contracts had been recognized at the time of shipment but should have been deferred until delivery. Correction of this error, when including the rollover effect from the immediately preceding period, increased revenue by $3.4 million and $2.7 million for the years ended December 31, 2017 and 2016, respectively; increased cost of goods sold by $2.8 million and $2.1 million for the years ended December 31, 2017 and 2016, respectively; increased inventory by $2.3 million and $3.3 million as of December 31, 2017 and 2016, respectively; increased accounts payable $1.8 million as of December 31, 2017; and did not materially impact unbilled revenue as of December 31, 2017 and decreased unbilled revenue by $1.8 million as of December 31, 2016.

(c)
Customer-owned inventory - The Company provides warehousing services to certain of its customers for marketing materials that have been purchased from the Company. At the customer’s request, products are stored at one of the Company’s warehouses until requested to be fulfilled to a customer location. In some cases, the contract with the customer requires payment for the products at the time of delivery to the Company’s warehouse where they are made available for fulfillment at which time it is designated as customer-owned inventory. The Company determined that this customer-owned inventory does not meet all revenue recognition requirements under GAAP at the time of delivery to the Company’s warehouse and should be deferred until it is shipped to the customer. Correction of this error increased deferred revenue by $4.1 million and $4.3 million as of December 31, 2017 and 2016, respectively; and increased inventory by $3.3 million and $3.6 million as of December 31, 2017 and 2016, respectively; and when including the rollover effect from the immediately preceding period did not have a material impact on the consolidated statements of operations for the years ended December 31, 2017 and 2016.

(d)
Unbilled revenue - The Company identified revenue from certain customer orders that was earned but not invoiced in 2017 and was not identified in the financial close process. Correction of this error, when including the rollover effect from the immediately preceding periods, increased revenue by $1.0 million in 2017 and did not have a material impact in 2016; increased accounts payable by $1.3 million and $0.9 million as of December 31, 2017 and 2016, respectively; and increased unbilled revenue by $2.1 million and $1.0 million as of December 31, 2017 and 2016.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

(e)	Selling, general and administrative - The adjustment to selling, general and administrative expenses primarily related to the impact of the error corrections on the associated commissions and bonuses.

The corrections summarized below include consideration of the income tax effect on the adjustments. The following schedules reconcile the amounts as originally reported in the applicable financial statement to the corresponding restated amounts. For a description of certain adjustments contained in the tables below see the corresponding disclosures labeled (a) through (e) above.

Restated condensed consolidated statements of income amounts (in thousands), except per share data

	As Previously Reported	Adjustments		As Restated
Year Ended December 31, 2017:
Revenue	$1,136,256	$2,105	(b)(c)(d)	$1,138,361
Cost of goods sold	857,921	4,982	(a)(b)(c)	862,903
Gross profit	278,335	(2,877)		275,458
Selling, general and administrative	225,738	1,515	(e)	227,253
Income from operations	38,530	(4,392)		34,138
Income before taxes	32,110	(4,392)		27,718
Income tax expense	13,131	(1,843)	*	11,288
Net income	18,979	(2,549)		16,430
Basic earnings per share	$0.35	$(0.04)		$0.31
Diluted earnings per share	$0.35	$(0.05)		$0.30

Year Ended December 31, 2016:
Revenue	$1,090,704	$3,698	(b)(c)	$1,094,402
Cost of goods sold	827,156	4,682	(b)(c)	831,838
Gross profit	263,548	(984)		262,564
Selling, general and administrative	209,967	(443)	(e)	209,524
Income from operations	19,563	(541)		19,022
Income before taxes	15,325	(542)		14,783
Income tax expense	10,955	(121)	*	10,834
Net income	4,370	(421)		3,949
Basic earnings per share	$0.08	$(0.01)		$0.07
Diluted earnings per share	$0.08	$(0.01)		$0.07

* The adjustment to income tax expense for the years ended December 31, 2017 and 2016 primarily relates to the tax effect of the adjustments summarized above.

Restated condensed consolidated statements of comprehensive income amounts (in thousands)

	As Previously Reported	Adjustments	As Restated
Year Ended December 31, 2017:
Net income	$18,979	$(2,549)	$16,430
Comprehensive income	20,697	(2,547)	18,150

Year Ended December 31, 2016:
Net income	$4,370	$(421)	$3,949
Comprehensive loss	(2,436)	(762)	(3,198)

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Restated condensed consolidated balance sheet amounts (in thousands)

	As Previously Reported	Adjustments		As Restated
As of December 31, 2017:
Accounts receivable	$206,712	$(1,326)		$205,386
Unbilled revenue	49,389	627	(d)	50,016
Inventories	34,807	5,887	(b)(c)	40,694
Prepaid expenses	19,638	(1,073)		18,565
Other current assets	32,694	5,171	**	37,865
Total current assets	373,802	9,286		383,088
Deferred income taxes	612	79		691
Other non-current assets	1,382	254		1,636
Total intangibles and other assets	229,503	333		229,836
Total assets	640,019	9,619		649,638

Accounts payable	$134,609	$6,555	(a)(b)(d)	$141,164
Accrued expenses	33,694	697		34,391
Other current liabilities	20,956	3,122	**	24,078
Deferred revenue	13,685	3,935	(c)	17,620
Total current liabilities	202,943	14,310		217,253
Deferred income taxes	12,348	(305)		12,043
Other long-term liabilities	6,771	628		7,399
Total liabilities	350,461	14,632		365,093

Accumulated other comprehensive loss	$(19,079)	$(150)		$(19,229)
Retained earnings	129,305	(4,863)		124,442
Total stockholders' equity	289,559	(5,014)		284,545
Total liabilities and stockholders' equity	640,019	9,619		649,638

As of December 31, 2016:
Accounts receivable	$182,874	$(410)		$182,464
Unbilled revenue	32,723	(1,207)	(b)(d)	31,516
Inventories	31,638	4,810	(b)(c)	36,448
Prepaid expenses	18,772	(313)		18,459
Other current assets	24,769	(172)		24,597
Total current assets	321,700	2,708		324,408
Other non-current assets	1,374	280		1,654
Total intangibles and other assets	236,642	280		236,923
Total assets	590,999	2,988		593,987

Accounts payable	$121,289	$1,723	(a)(d)	$123,012
Accrued expenses	30,068	(313)		29,755
Other current liabilities	22,971	(395)		22,576
Deferred revenue	12,078	4,324	(c)	16,402
Total current liabilities	205,688	5,340		211,028
Deferred income taxes	11,291	(525)		10,766
Other long-term liabilities	1,926	638		2,564
Total liabilities	326,373	5,453		331,826

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Accumulated other comprehensive loss	$(20,799)	$(150)	$(20,949)
Retained earnings	110,397	(2,315)	108,082
Total stockholders' equity	264,626	(2,465)	262,161
Total liabilities and stockholders' equity	590,999	2,988	593,987

** The changes in Other current assets and Other current liabilities as of December 31, 2017 primarily relate to netting adjustments to income tax accounts.

Restated condensed consolidated statements of cash flow amounts (in thousands)

	As Previously Reported	Adjustments***	As Restated
Year Ended December 31, 2017:
Net income	$18,979	$(2,549)	$16,430
Deferred income taxes	3,744	328	4,072
Accounts receivable and unbilled revenue	(40,959)	(918)	(41,877)
Inventories	(3,169)	(1,076)	(4,245)
Prepaid expenses and other assets	(8,989)	(4,558)	(13,547)
Accounts payable	13,320	4,832	18,152
Accrued expenses and other liabilities	11,670	3,850	15,520
Net cash provided by operating activities	16,147	(91)	16,056

Repurchases of common stock	$(10,976)	$91	$(10,885)
Net cash used in financing activities	(4,972)	91	(4,881)

Year Ended December 31, 2016:
Net income	$4,370	$(421)	$3,949
Deferred income taxes	4,084	142	4,226
Accounts receivable and unbilled revenue	1,809	(4,460)	(2,651)
Inventories	1,690	4,665	6,355
Prepaid expenses and other assets	2,442	(10,648)	(8,206)
Accounts payable	(48,955)	10,547	(38,408)
Accrued expenses and other liabilities	12,759	174	12,933
Net cash provided by operating activities	10,525	—	10,525

*** The adjustments within the statement of cash flows for the years ended December 31, 2017 and 2016 were due to the reconciliation of the changes in account balances used in preparing the statement of cash flows resulting from the various error corrections included in the above financial statements.

Impact of Revision

As discussed above, Company has decided to voluntarily correct the financial statements for the year ended December 31, 2015, for immaterial errors primarily related to the timing of the recognition of (i) revenue and (ii) cost of goods sold as well as reclassifications between certain working capital accounts. Additionally, immaterial error corrections related to periods prior to January 1, 2015 are reflected as adjustments to beginning retained earnings of $2.6 million and to beginning accumulated other comprehensive loss of $0.2 million for the year ended December 31, 2015.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Revised condensed consolidated statements of income amounts (in thousands), except per share data

	As Previously Reported	Adjustments	As Revised
Year Ended December 31, 2015:
Revenue	1,029,353	(461)	1,028,892
Cost of goods sold	789,159	(297)	788,862
Gross profit	240,194	(164)	240,030
Selling, general and administrative	197,291	(44)	197,247
Loss from operations	(13,093)	(120)	(13,213)
Loss before taxes	(20,771)	(120)	(20,891)
Income tax expense	12,292	(794)	11,498
Net loss	(33,063)	674	(32,389)
Basic loss per share	(0.63)	0.02	(0.61)
Diluted loss per share	(0.63)	0.02	(0.61)

Revised condensed consolidated statements of comprehensive income amounts (in thousands)

	As Previously Reported	Adjustments	As Revised
Year Ended December 31, 2015:
Net loss	(33,063)	674	(32,389)
Comprehensive loss	(41,655)	1,015	(40,640)

Revised condensed consolidated statements of cash flow amounts (in thousands)

	As Previously Reported	Adjustments^	As Revised
Year Ended December 31, 2015:
Net loss	(33,063)	674	(32,389)
Bad debt provision	1,949	(264)	1,685
Deferred income taxes	6,947	(1,068)	5,879
Accounts receivable and unbilled revenue	(10,361)	(219)	(10,580)
Inventories	(8,188)	(1,488)	(9,676)
Prepaid expenses and other assets	(6,138)	1,998	(4,140)
Accounts payable	26,199	(1,097)	25,102
Accrued expenses and other liabilities	2,118	1,464	3,582
Net cash provided by operating activities	43,402	—	43,402

^The adjustments within the statement of cash flows for the years ended December 31, 2017 and 2016 were due to the reconciliation of the changes in account balances used in preparing the statement of cash flows resulting from the various error corrections included in the above financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

21. Restatement of Prior Period Quarterly Financial Statements (Unaudited)

As discussed in greater detail in Note 20 - Restatement and Revision of Prior Period Financial Statements, the Company determined to restate its previously issued unaudited condensed consolidated financial statements for the quarterly periods within the years ended December 31, 2017 and 2016. The following tables summarize the impacts of the results on our previously reported condensed statements of operations and balances sheets included in our Quarterly Reports on Form 10-Q for each respective period. Certain line items in the quarterly financial data below were excluded because they were not impacted by the Restatement.

Condensed consolidated statements of income (unaudited)

	Three Months Ended March 31,
	2017	2016
	(as restated)	(as restated)
Revenue	$264,405	$270,461
Cost of goods sold	199,701	208,935
Gross profit	64,704	61,526
Operating expenses:
Selling, general and administrative expenses	53,615	51,477
Depreciation and amortization	2,904	4,596
Change in fair value of contingent consideration	(1,040)	1,911
Restructuring charges	—	3,344
Income (loss) from operations	9,225	198
Other income (expense):
Interest income	34	14
Interest expense	(1,003)	(1,077)
Other, net	(224)	(161)
Total other expense	(1,193)	(1,224)
Income (loss) before taxes	8,032	(1,026)
Income tax expense	2,354	2,110
Net income (loss)	$5,678	$(3,136)

Basic earnings (loss) per share	$0.11	$(0.06)
Diluted earnings (loss) per share	$0.10	$(0.06)

Comprehensive income (loss)	$7,657	$(3,411)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$280,066	$272,212	$544,471	$542,673
Cost of goods sold	210,020	206,232	409,721	415,167
Gross profit	70,046	65,980	134,750	127,506
Operating expenses:
Selling, general and administrative expenses	55,054	51,622	108,669	103,099
Depreciation and amortization	3,182	4,720	6,086	9,316
Change in fair value of contingent consideration	1,884	7,276	844	9,187
Restructuring charges	—	623	—	3,967
Income from operations	9,926	1,739	19,151	1,937
Other income (expense):
Interest income	12	24	46	38
Interest expense	(1,038)	(985)	(2,041)	(2,062)
Other, net	(1,164)	291	(1,388)	130
Total other expense	(2,190)	(670)	(3,383)	(1,894)
Income before taxes	7,736	1,069	15,768	42
Income tax expense	3,362	2,974	5,716	5,084
Net income (loss)	$4,374	$(1,905)	$10,052	$(5,043)

Basic earnings (loss) per share	$0.08	$(0.04)	$0.19	$(0.09)
Diluted earnings (loss) per share	$0.08	$(0.04)	$0.18	$(0.09)

Comprehensive income (loss)	$8,253	$(3,295)	$15,911	$(6,708)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(as restated)	(as restated)	(as restated)	(as restated)
Revenue	$288,523	$276,002	$832,994	$818,675
Cost of goods sold	216,602	209,421	626,323	624,588
Gross profit	71,921	66,581	206,671	194,087
Operating expenses:
Selling, general and administrative expenses	57,186	52,466	165,855	155,565
Depreciation and amortization	3,317	5,066	9,403	14,382
Change in fair value of contingent consideration	(167)	788	677	9,975
Restructuring charges	—	465	—	4,433
Income from operations	11,585	7,796	30,736	9,732
Other income (expense):
Interest income	31	26	77	63
Interest expense	(1,198)	(1,190)	(3,239)	(3,252)
Other, net	426	(114)	(962)	16
Total other expense	(741)	(1,279)	(4,124)	(3,173)
Income before taxes	10,844	6,517	26,612	6,559
Income tax expense	3,728	2,292	9,444	7,376
Net income (loss)	$7,116	$4,225	$17,168	$(817)

Basic earnings (loss) per share	$0.13	$0.08	$0.32	$(0.02)
Diluted earnings (loss) per share	$0.13	$0.08	$0.31	$(0.02)

Comprehensive income (loss)	$9,284	$4,024	$25,196	$(2,683)

Quarterly financial data (unaudited)

	Three Months Ended December 31, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$270,418	$5,309	$275,727
Gross profit	68,727	(250)	68,477
Net income	5,047	(282)	4,765
Net income per share:
Basic	0.09	—	0.09
Diluted	0.09	—	0.09

	Three Months Ended December 31, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$300,950	$4,417	$305,367
Gross profit	71,311	(2,524)	68,787
Net income (loss)	1,500	(2,238)	(738)
Net income (loss) per share:
Basic	0.03	(0.04)	(0.01)
Diluted	0.03	(0.04)	(0.01)

Condensed consolidated balance sheets (unaudited)

	March 31, 2017	June 30, 2017	September 30, 2017
	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$29,920	$23,537	$27,682
Accounts receivable, net of allowance for doubtful accounts of $2,504, $2,466 and $2,692 respectively	184,713	206,242	200,799
Unbilled revenue	33,771	34,264	48,645
Inventories	36,674	34,558	54,174
Prepaid expenses	23,912	23,588	22,018
Other current assets	20,302	20,475	31,529
Total current assets	329,292	342,664	384,847
Property and equipment, net	34,000	36,030	37,212
Intangibles and other assets:
Goodwill	203,269	205,399	206,704
Intangible assets, net	30,452	29,699	28,745
Deferred income taxes	1,440	1,281	1,432
Other non-current assets	1,633	1,547	1,592
Total intangibles and other assets	236,794	237,926	238,473
Total assets	$600,086	$616,620	$660,532
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	114,616	126,382	130,406
Current portion of contingent consideration	17,165	—	—
Due to seller	1,093	17,842	—
Other current liabilities	24,359	25,210	30,416
Deferred revenue	16,885	15,392	15,709
Accrued expenses	32,422	27,409	32,889
Total current liabilities	206,540	212,235	209,420
Revolving credit facility	113,691	118,658	149,184
Deferred income taxes	9,818	9,876	9,839
Other long-term liabilities	2,697	2,625	2,595
Total liabilities	332,746	343,394	371,038
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000, 200,000 and 200,000 shares authorized, 63,438, 63,808 and 63,964 shares issued, 53,565, 53,500 and 53,037 shares outstanding, respectively	6	6	6
Additional paid-in capital	228,106	230,030	232,979
Treasury stock at cost, 9,872, 10,308 and 9,927 shares, respectively	(54,949)	(59,224)	(54,938)
Accumulated other comprehensive loss	(18,970)	(15,090)	(12,922)
Retained earnings	113,147	117,504	124,369
Total stockholders' equity	267,340	273,226	289,494
Total liabilities and stockholders' equity	$600,086	$616,620	$660,532

	March 31, 2016	June 30, 2016	September 30, 2016
	(as restated)	(as restated)	(as restated)
Assets
Current assets:
Cash and cash equivalents	$20,929	$31,606	$20,787
Accounts receivable, net of allowance for doubtful accounts of $1,759, $1,609 and $2,218, respectively	196,251	188,247	185,659
Unbilled revenue	32,457	29,202	37,982
Inventories	42,350	43,528	52,830
Prepaid expenses	12,524	11,712	11,551
Other current assets	16,699	17,738	31,302
Total current assets	321,210	322,033	340,111
Property and equipment, net	33,208	33,089	32,279
Intangibles and other assets:
Goodwill	206,069	204,897	204,978
Intangible assets, net	36,577	34,831	33,476
Deferred income taxes	788	882	1,123
Other non-current assets	1,469	1,415	1,426
Total intangibles and other assets	244,903	242,025	241,003
Total assets	$599,321	$597,148	$613,393
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	129,894	139,914	129,869
Current portion of contingent consideration	11,131	3,862	19,320
Due to seller	3,604	8,527	1,683
Other current liabilities	24,401	24,200	25,760
Deferred revenue	14,589	15,180	13,409
Accrued expenses	23,939	16,096	20,788
Total current liabilities	207,558	207,779	210,829
Revolving credit facility	118,615	111,566	133,734
Deferred income taxes	9,652	11,061	10,622
Contingent consideration, net of current portion	9,188	14,699	—
Other long-term liabilities	3,129	2,995	2,591
Total liabilities	348,142	348,100	357,776
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000, 200,000 and 200,000 shares authorized, 62,867, 63,086 and 63,274 shares issued, 53,321, 53,583 and 53,770 shares outstanding, respectively	6	6	6
Additional paid-in capital	215,723	216,540	219,085
Treasury stock at cost, 9,547, 9,503 and 9,504 shares, respectively	(52,207)	(51,724)	(51,724)
Accumulated other comprehensive loss	(14,077)	(15,467)	(15,668)
Retained earnings	101,734	99,693	103,918
Total stockholders' equity	251,179	249,048	255,617
Total liabilities and stockholders' equity	$599,321	$597,148	$613,393

Condensed consolidated statements of cash flows (unaudited)

	Three Months Ended March 31,
	2017	2016
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$5,678	$(3,136)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,904	4,596
Stock-based compensation expense	1,419	1,241
Deferred income taxes	478	(546)
Change in fair value of contingent consideration liability	(1,040)	1,911
Bad debt provision	175	656
Other operating activities	52	52
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(4,680)	(15,863)
Inventories	(226)	453
Prepaid expenses and other assets	(1,167)	5,968
Change in liabilities, net of acquisitions:
Accounts payable	(8,396)	(31,526)
Accrued expenses and other liabilities	4,923	11,627
Net cash used in operating activities	120	(24,566)

Cash flows from investing activities
Purchases of property and equipment	(3,042)	(3,987)
Net cash used in investing activities	(3,042)	(3,987)

Cash flows from financing activities
Net borrowings of revolving credit facility	6,519	19,358
Net short-term secured repayments	(801)	(1,803)
Repurchases of common stock	(4,342)	—
Payments of contingent consideration	—	(525)
Proceeds from exercise of stock options	189	984
Other financing activities	(95)	382
Net cash provided by in financing activities	1,470	18,396

Effect of exchange rate changes on cash and cash equivalents	448	331
Decrease in cash and cash equivalents	(1,004)	(9,826)
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	$29,920	$20,929

	Six Months Ended June 30,
	2017	2016
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$10,052	$(5,043)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	6,086	9,316
Stock-based compensation expense	2,921	2,358
Deferred income taxes	624	557
Change in fair value of contingent consideration liability	844	9,187
Intangible asset impairment charges	—	789
Bad debt provision	82	—
Other operating activities	104	105
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(26,620)	(4,738)
Inventories	1,890	(725)
Prepaid expenses and other assets	(971)	5,742
Change in liabilities, net of acquisitions:
Accounts payable	3,370	(21,506)
Accrued expenses and other liabilities	(69)	3,110
Net cash used in operating activities	(1,687)	(848)

Cash flows from investing activities
Purchases of property and equipment	(7,024)	(7,445)
Net cash used in investing activities	(7,024)	(7,445)

Cash flows from financing activities
Net borrowings of revolving credit facility	11,491	12,553
Net short-term secured borrowings	37	104
Repurchases of common stock	(10,041)	—
Payments of contingent consideration	(2,089)	(4,144)
Proceeds from exercise of stock options	1,319	1,090
Other financing activities	(119)	(474)
Net cash provided by in financing activities	598	9,129

Effect of exchange rate changes on cash and cash equivalents	726	15
(Decrease) increase in cash and cash equivalents	(7,387)	851
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	23,537	31,606

	Nine Months Ended September 30,
	2017	2016
	(as restated)	(as restated)
Cash flows from operating activities
Net income (loss)	$17,168	$(817)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	9,403	14,382
Stock-based compensation expense	5,296	4,097
Deferred income taxes	448	372
Change in fair value of contingent consideration liability	677	9,975
Bad debt provision	268	1,433
Other operating activities	157	156
Change in assets, net of acquisitions:
Accounts receivable and unbilled revenue	(35,732)	(11,573)
Inventories	(17,726)	(10,027)
Prepaid expenses and other assets	(10,567)	(7,622)
Change in liabilities, net of acquisitions:
Accounts payable	7,395	(31,551)
Accrued expenses and other liabilities	10,830	7,543
Net cash used in operating activities	(12,383)	(23,632)

Cash flows from investing activities
Purchases of property and equipment	(10,274)	(10,502)
Net cash used in investing activities	(10,274)	(10,502)

Cash flows from financing activities
Net borrowings of revolving credit facility	42,258	34,722
Net short-term secured borrowings (repayments)	633	(820)
Repurchases of common stock	(10,041)	—
Payments of contingent consideration	(15,345)	(11,008)
Proceeds from exercise of stock options	1,824	2,002
Other financing activities	(850)	(680)
Net cash provided by in financing activities	18,479	24,216

Effect of exchange rate changes on cash and cash equivalents	936	(50)
Decrease in cash and cash equivalents	(3,242)	(9,968)
Cash and cash equivalents, beginning of period	30,924	30,755
Cash and cash equivalents, end of period	$27,682	$20,787

Restated and revised consolidated statements of income amounts (unaudited)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$267,390	$(2,985)	$264,405
Cost of goods sold	203,113	(3,412)	199,701
Gross profit	64,277	427	64,704
Selling, general and administrative expenses	53,427	188	53,615
Income from operations	8,986	239	9,225
Income before taxes	7,793	239	8,032
Income tax expense	2,337	17	2,354
Net income	5,456	222	5,678
Basic earnings per share	0.10	0.01	0.11
Diluted earnings per share	0.10	—	0.10
Comprehensive income	7,435	222	7,657

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$271,073	$(612)	$270,461
Cost of goods sold	209,127	(192)	208,935
Gross profit	61,946	(420)	61,526
Selling, general and administrative expenses	51,492	(15)	51,477
Income from operations	603	(405)	198
Loss before taxes	(621)	(405)	(1,026)
Income tax expense	2,072	38	2,110
Net loss	(2,693)	(443)	(3,136)
Basic loss per share	(0.05)	(0.01)	(0.06)
Diluted loss per share	(0.05)	(0.01)	(0.06)
Comprehensive loss	(3,163)	(248)	(3,411)

	Three Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$279,530	$536	$280,066
Cost of goods sold	209,303	717	210,020
Gross profit	70,227	(181)	70,046
Selling, general and administrative expenses	55,086	(32)	55,054
Income from operations	10,075	(149)	9,926
Income before taxes	7,884	(149)	7,736
Income tax expense	3,391	(29)	3,362
Net income	4,493	(120)	4,374
Basic earnings per share	0.08	—	0.08
Diluted earnings per share	0.08	—	0.08
Comprehensive income	8,373	(120)	8,253

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$546,920	$(2,449)	$544,471
Cost of goods sold	412,416	(2,695)	409,721
Gross profit	134,504	246	134,750
Selling, general and administrative expenses	108,513	156	108,669
Income from operations	19,061	90	19,151
Income before taxes	15,678	90	15,768
Income tax expense	5,727	(11)	5,716
Net income	9,951	101	10,052
Basic earnings per share	0.19	—	0.19
Diluted earnings per share	0.18	—	0.18
Comprehensive income	15,810	101	15,911

	Three Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$269,220	$2,992	$272,212
Cost of goods sold	204,126	2,106	206,232
Gross profit	65,093	886	65,980
Selling, general and administrative expenses	51,418	203	51,622
Income from operations	1,056	683	1,739
Income before taxes	386	683	1,069
Income tax expense	2,710	264	2,974
Net loss	(2,324)	419	(1,905)
Basic loss per share	(0.04)	—	(0.04)
Diluted loss per share	(0.04)	—	(0.04)
Comprehensive loss	(3,714)	419	(3,295)

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$540,292	$2,381	$542,673
Cost of goods sold	413,253	1,914	415,167
Gross profit	127,039	467	127,506
Selling, general and administrative expenses	102,910	189	103,099
Income from operations	1,659	278	1,937
Income (loss) before taxes	(235)	277	42
Income tax expense	4,782	302	5,084
Net loss	(5,017)	(26)	(5,043)
Basic loss per share	(0.09)	—	(0.09)
Diluted loss per share	(0.09)	—	(0.09)
Comprehensive loss	(6,877)	169	(6,708)

	Three Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$288,386	$137	$288,523
Cost of goods sold	215,867	735	216,602
Gross profit	72,519	(598)	71,921
Selling, general and administrative expenses	57,134	52	57,186
Income from operations	12,236	(649)	11,585
Income before taxes	11,495	(650)	10,844
Income tax expense	3,967	(239)	3,728
Net income	7,528	(411)	7,116
Basic earnings per share	0.14	(0.01)	0.13
Diluted earnings per share	0.14	(0.01)	0.13
Comprehensive income	9,696	(411)	9,284

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated
Revenue	$835,306	$(2,312)	$832,994
Cost of goods sold	628,282	(1,959)	626,323
Gross profit	207,024	(353)	206,671
Selling, general and administrative expenses	165,647	208	165,855
Income from operations	31,297	(561)	30,736
Income before taxes	27,173	(562)	26,612
Income tax expense	9,694	(250)	9,444
Net income	17,479	(311)	17,168
Basic earnings per share	0.32	—	0.32
Diluted earnings per share	0.32	(0.01)	0.31
Comprehensive income	25,506	(311)	25,196

	Three Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$279,993	$(3,991)	$276,002
Cost of goods sold	212,212	(2,791)	209,421
Gross profit	67,781	(1,200)	66,581
Selling, general and administrative expenses	52,601	(135)	52,466
Income from operations	8,860	(1,064)	7,796
Income before taxes	7,581	(1,064)	6,517
Income tax expense	3,240	(948)	2,292
Net income	4,341	(116)	4,225
Basic earnings per share	0.08	—	0.08
Diluted earnings per share	0.08	—	0.08
Comprehensive income	4,140	(116)	4,024

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
Revenue	$820,286	$(1,611)	$818,675
Cost of goods sold	625,465	(877)	624,588
Gross profit	194,821	(734)	194,087
Selling, general and administrative expenses	155,511	54	155,565
Income from operations	10,520	(788)	9,732
Income before taxes	7,347	(788)	6,559
Income tax expense	8,023	(647)	7,376
Net loss	(676)	(141)	(817)
Basic loss per share	(0.01)	(0.01)	(0.02)
Diluted loss per share	(0.01)	(0.01)	(0.02)
Comprehensive loss	(2,201)	(482)	(2,683)

Restated and revised consolidated balance sheet amounts (unaudited)

	As of March 31, 2017
	As Previously Reported	Adjustments	As Restated
Accounts receivable	187,028	(2,315)	184,713
Unbilled revenue	35,712	(1,941)	33,771
Inventories	30,338	6,336	36,674
Other current assets	20,598	(296)	20,302
Total current assets	327,508	1,784	329,292
Other non-current assets	1,353	280	1,633
Total other assets	236,514	280	236,794
Total assets	598,022	2,064	600,086

Accounts payable	114,399	217	114,616
Accrued expenses	32,547	(125)	32,422
Other current liabilities	25,231	(872)	24,359
Deferred revenue	12,405	4,480	16,885
Total current liabilities	202,840	3,700	206,540
Deferred income taxes	9,848	(30)	9,818
Other long-term liabilities	2,060	637	2,697
Total liabilities	328,439	4,307	332,746

Accumulated other comprehensive loss	(18,820)	(150)	(18,970)
Retained earnings	115,240	(2,093)	113,147
Total stockholders' equity	269,583	(2,243)	267,340
Total liabilities and stockholders' equity	598,022	2,064	600,086

	As of June 30, 2017
	As Previously Reported	Adjustments	As Restated
Accounts receivable	208,382	(2,140)	206,242
Unbilled revenue	36,515	(2,251)	34,264
Inventories	28,192	6,366	34,558
Other current assets	20,949	(474)	20,475
Total current assets	341,163	1,501	342,664
Other non-current assets	1,267	280	1,547
Total intangibles and other assets	237,646	280	237,926
Total assets	614,839	1,781	616,620

Accounts payable	125,593	789	126,382
Accrued expenses	27,567	(158)	27,409
Other current liabilities	26,163	(953)	25,210
Deferred revenue	11,585	3,807	15,392
Total current liabilities	208,750	3,485	212,235
Deferred income taxes	9,852	24	9,876
Other long-term liabilities	1,988	637	2,625
Total liabilities	339,248	4,146	343,394

Accumulated other comprehensive loss	(14,940)	(150)	(15,090)
Retained earnings	119,719	(2,215)	117,504
Total stockholders' equity	275,591	(2,365)	273,226
Total liabilities and stockholders' equity	614,839	1,781	616,620

	As of September 30, 2017
	As Previously Reported	Adjustments	As Restated
Accounts receivable	203,306	(2,507)	200,799
Unbilled revenue	50,130	(1,485)	48,645
Inventories	48,744	5,430	54,174
Other current assets	31,850	(321)	31,529
Total current assets	383,730	1,117	384,847
Other non-current assets	1,312	280	1,592
Total intangibles and other assets	238,193	280	238,473
Total assets	659,135	1,397	660,532

Accounts payable	129,600	806	130,406
Accrued expenses	32,994	(105)	32,889
Other current liabilities	31,589	(1,173)	30,416
Deferred revenue	11,707	4,002	15,709
Total current liabilities	205,890	3,530	209,420
Deferred income taxes	9,834	5	9,839
Other long-term liabilities	1,958	637	2,595
Total liabilities	366,866	4,172	371,038

Accumulated other comprehensive loss	(12,772)	(150)	(12,922)
Retained earnings	126,994	(2,625)	124,369
Total stockholders' equity	292,269	(2,775)	289,494
Total liabilities and stockholders' equity	659,135	1,397	660,532

	As of March 31, 2016
	As Previously Reported	Adjustments	As Restated
Accounts receivable	200,629	(4,378)	196,251
Unbilled revenue	34,548	(2,091)	32,457
Inventories	34,715	7,635	42,350
Prepaid expenses	12,957	(433)	12,524
Other current assets	16,708	(8)	16,699
Total current assets	320,485	725	321,210
Total assets	598,596	725	599,321

Accounts payable	130,048	(154)	129,894
Accrued expenses	24,257	(318)	23,939
Deferred revenue	10,975	3,614	14,589
Total current liabilities	204,416	3,142	207,558
Deferred income taxes	10,476	(824)	9,652
Other long-term liabilities	2,772	358	3,129
Total liabilities	345,466	2,676	348,142

Accumulated other comprehensive loss	(14,463)	386	(14,077)
Retained earnings	104,071	(2,337)	101,734
Total stockholders' equity	253,130	(1,951)	251,179
Total liabilities and stockholders' equity	598,596	725	599,321

	As of June 30, 2016
	As Previously Reported	Adjustments	As Restated
Accounts receivable	193,297	(5,050)	188,247
Unbilled revenue	27,857	1,345	29,202
Inventories	35,901	7,627	43,528
Prepaid expenses	12,145	(433)	11,712
Other current assets	17,647	92	17,738
Total current assets	318,453	3,580	322,033
Total assets	593,567	3,582	597,148

Accounts payable	136,260	3,654	139,914
Accrued expenses	17,818	(1,722)	16,096
Deferred revenue	11,793	3,387	15,180
Total current liabilities	202,460	5,319	207,779
Deferred income taxes	11,620	(559)	11,061
Other long-term liabilities	2,639	356	2,995
Total liabilities	342,984	5,116	348,100

Accumulated other comprehensive loss	(15,853)	386	(15,467)
Retained earnings	101,614	(1,921)	99,693
Total stockholders' equity	250,583	(1,535)	249,048
Total liabilities and stockholders' equity	593,567	3,581	597,148

	As of September 30, 2016
	As Previously Reported	Adjustments	As Restated
Accounts receivable	190,438	(4,779)	185,659
Unbilled revenue	40,505	(2,523)	37,982
Inventories	45,377	7,453	52,830
Prepaid expenses	11,984	(433)	11,551
Other current assets	30,528	774	31,302
Total current assets	339,619	492	340,111
Total assets	612,901	492	613,393

Accounts payable	129,980	(111)	129,869
Accrued expenses	21,037	(249)	20,788
Deferred revenue	9,755	3,654	13,409
Total current liabilities	207,535	3,294	210,829
Deferred income taxes	11,594	(972)	10,622
Other long-term liabilities	2,235	356	2,591
Total liabilities	355,098	2,678	357,776

Accumulated other comprehensive loss	(15,518)	(150)	(15,668)
Retained earnings	105,954	(2,036)	103,918
Total stockholders' equity	257,803	(2,186)	255,617
Total liabilities and stockholders' equity	612,901	492	613,393

Restated and revised consolidated statement of cash flow amounts (unaudited)

	Three Months Ended March 31, 2017
	As Previously Reported	Adjustments	As Restated
Net income	5,456	222	5,678
Deferred income taxes	(16)	494	478
Accounts receivable and unbilled revenue	(7,318)	2,638	(4,680)
Inventories	1,300	(1,526)	(226)
Prepaid expenses and other assets	(979)	(188)	(1,167)
Accounts payable	(6,890)	(1,506)	(8,396)
Accrued expenses and other liabilities	5,057	(134)	4,923
Net cash provided by operating activities	120	—	120

	Three Months Ended March 31, 2016
	As Previously Reported	Adjustments	As Restated
Net loss	(2,693)	(443)	(3,136)
Deferred income taxes	(389)	(157)	(546)
Accounts receivable and unbilled revenue	(16,256)	393	(15,863)
Inventories	(1,388)	1,841	453
Prepaid expenses and other assets	16,382	(10,414)	5,968
Accounts payable	(40,196)	8,670	(31,526)
Accrued expenses and other liabilities	11,518	109	11,627
Net cash used in operating activities	(24,566)	—	(24,566)

	Six Months Ended June 30, 2017
	As Previously Reported	Adjustments	As Restated
Net income	9,951	101	10,052
Deferred income taxes	76	548	624
Accounts receivable and unbilled revenue	(29,395)	2,775	(26,620)
Inventories	3,446	(1,556)	1,890
Prepaid expenses and other assets	(957)	(14)	(971)
Accounts payable	4,304	(934)	3,370
Accrued expenses and other liabilities	851	(920)	(69)
Net cash used in operating activities	(1,687)	—	(1,687)

	Six Months Ended June 30, 2016
	As Previously Reported	Adjustments	As Restated
Net loss	(5,017)	(26)	(5,043)
Deferred income taxes	450	107	557
Accounts receivable and unbilled revenue	(2,366)	(2,372)	(4,738)
Inventories	(2,573)	1,848	(725)
Prepaid expenses and other assets	16,255	(10,513)	5,742
Accounts payable	(33,984)	12,478	(21,506)
Accrued expenses and other liabilities	4,632	(1,522)	3,110
Net cash used in operating activities	(848)	—	(848)

	Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments	As Restated
Net income	17,479	(311)	17,168
Deferred income taxes	(82)	530	448
Accounts receivable and unbilled revenue	(38,108)	2,376	(35,732)
Inventories	(17,106)	(620)	(17,726)
Prepaid expenses and other assets	(10,401)	(166)	(10,567)
Accounts payable	8,312	(917)	7,395
Accrued expenses and other liabilities	11,722	(891)	10,830
Net cash used in operating activities	(12,383)	—	(12,383)

	Nine Months Ended September 30, 2016
	As Previously Reported	Adjustments	As Restated
Net loss	(676)	(141)	(817)
Deferred income taxes	677	(305)	372
Accounts receivable and unbilled revenue	(12,798)	1,225	(11,573)
Inventories	(12,050)	2,023	(10,027)
Prepaid expenses and other assets	3,574	(11,196)	(7,622)
Accounts payable	(40,264)	8,713	(31,551)
Accrued expenses and other liabilities	7,861	(318)	7,543
Net cash used in operating activities	(23,632)	—	(23,632)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Balance at End of Period
Fiscal year ended December 31, 2017 Allowance for doubtful accounts	$2,622	$454	$457	$3,534
Fiscal year ended December 31, 2016 Allowance for doubtful accounts	$1,231	$2,171	$(780)	$2,622
Fiscal year ended December 31, 2015 Allowance for doubtful accounts	$2,685	$1,685	$(3,139)	$1,231

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
In connection with the original filing of our Form 10-K for the year ended December 31, 2017, under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2017.

During the financial statement close process for the year ended December 31, 2017, management identified material weaknesses in our internal control over financial reporting due to control deficiencies and gaps in the design and operating effectiveness of revenue recognition and compensation expense in the Company’s North America business. Our chief executive officer and chief financial officer concluded that due to these material weaknesses, which were disclosed at the time of our original filing on Form 10-K for the year ended December 31, 2017, our disclosure controls and procedures were not effective as of December 31, 2017 such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Following the filing of our original Form 10-K and during the financial statement close process for the quarter ended March 31, 2018, management identified an additional material weakness that existed as of December 31, 2017, primarily related to completeness and accuracy of data in certain key reports.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as well as the material weaknesses in our internal control over financial reporting as of December 31, 2017, management believes that (i) this Form 10-K/A does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Annual Report and (ii) the consolidated financial statements, and other financial information, included in this Annual Report fairly present in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2017.

Management’s Annual Report on Internal Control Over Financial Reporting
Management of InnerWorkings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and
•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.  Based on this evaluation, our management identified control deficiencies as of December 31, 2017, which constituted material weaknesses.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.
With respect to revenue recognition, the Company’s controls were ineffective to: (i) ensure revenue was recognized when the risk of loss transferred from the Company to the customer based on an analysis of customer arrangements and delivery terms; (ii) retain and review customer order documentation, including support for assessing whether pricing was fixed and determinable; and (iii) estimate the impact of future credit memos. These deficiencies also impacted unbilled revenue, inventory and cost of sales. With respect to compensation expense, the Company’s controls were ineffective in relation to the design and operation of the review controls over compensation. Finally, with respect to report accuracy, the Company’s controls were ineffective to verify the completeness and accuracy of data in certain key reports used to reconcile revenue and cost accruals during the period-end process.
As a result of the foregoing material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017.
Remediation Efforts Related to Material Weaknesses
Our management has worked, and continues to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are operating effectively.

The Company has initiated a plan to remediate the material weaknesses noted above.  Specifically, to remediate deficiencies in revenue recognition controls, the Company will develop and implement controls to: (i) compile and process shipping data and delivery terms in customer contracts and improve related operational processes; (ii) improve review processes and related documentation supporting customer orders and pricing; (iii) improve process for estimating future credit memos; and (iv) implement an improved system, process, and related controls to categorize and track customer contracts based on delivery terms.

To remediate deficiencies in the controls over the compensation process, the Company will develop and implement controls to ensure that systems used for computing payroll, commission, and bonus expenses are updated with accurate data to reflect approved compensation arrangements.

To remediate deficiencies with respect to report accuracy, the Company will update the underlying reports used to reconcile revenue and cost accruals during the period-end process to ensure their completeness and accuracy. Additionally, the Company will develop and implement controls over the accuracy and completeness of information used in key controls, including validation of source data, report logic, and report parameters.

We will continue to actively identify, develop, and implement additional measures to materially improve and strengthen our internal control over financial reporting. The material weaknesses cannot be considered remediated until the controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of InnerWorkings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited InnerWorkings, Inc.'s and subsidiaries (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

In our report dated March 16, 2018 we expressed an adverse opinion that the Company had not maintained effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria. Management has subsequently identified an additional deficiency in controls related to the completeness and accuracy of data in certain key reports used to reconcile revenue and cost accruals during the period-end process, and has further concluded that such deficiency represented a material weakness as of December 31, 2017. As a result, management has updated its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting to include the additional identified material weakness. Management’s assessment has not changed the Company’s conclusion that the Company has not maintained effective internal control over financial reporting as of December 31, 2017. Accordingly, our opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2017, as expressed herein, has not changed from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•	Management identified a material weakness in controls related to the company’s revenue accounting process, including the related impact on unbilled revenue, cost of goods sold and inventory.

•	Management identified a material weakness related to the design and operating effectiveness of the review controls over compensation.

•
Management identified a material weakness related to the design of the review controls over the completeness and accuracy of data in certain key reports used to reconcile revenue and cost accruals during the period-end process.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and this report does not affect our report dated July 27, 2018 which expressed an unqualified opinion thereon.

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
July 27, 2018

Item 9B.	Other Information
 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein to our amended Proxy Statement to be filed with the SEC as soon as practicable.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein to our amended Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders.

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

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our amended 2018 Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein to our amended Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our amended 2018 Proxy Statement to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders.

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

10.18	Second Amendment to Credit Agreement, dated as of November 1, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (14)

10.19	Third Amendment to Credit Agreement, dated as of December 27, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (14)

10.20	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(8)

10.21	Fifth Amendment to Credit Agreement, dates as of February 3, 2017, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(10)

21.1	Subsidiaries of InnerWorkings, Inc. (14)

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to Appendix A to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed on April 9, 2015.
(4)	Incorporated by reference to Appendix B to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(5)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(6)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(7)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(8)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(9)	Incorporated by reference to Current Report on Form 8-K filed on July 6, 2015.
(10)	Incorporated by reference to Annual Report on Form 10-K filed on March 9, 2017.
(11)	Incorporated by reference to Current Report on Form 8-K filed on June 5, 2017.
(12)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2017.
(13)	Incorporated by reference to Current Report on Form 8-K filed on February 5, 2018.
(14)	Incorporated by reference to Annual Report on Form 10-K filed on March 16, 2018.

†	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / RICHARD S. STODDART
Richard S. Stoddart
Title:	Chief Executive Officer and
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Richard Stoddart and Charles Hodgkins and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K/A and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD S. STODDART	President, Chief Executive Officer and Director	July 27, 2018
Richard S. Stoddart	(principal executive officer)

/ S / CHARLES D. HODGKINS III	Interim Chief Financial Officer (principal financial officer)	July 27, 2018
Charles D. Hodgkins III

/ S / WILLIAM C. ATKINS	Global Controller (principal accounting officer)	July 27, 2018
William C. Atkins

*	Chairman of the Board	July 27, 2018
Eric D. Belcher

*	Lead Independent Director	July 27, 2018
Jack M. Greenberg

*	Director	July 27, 2018
Linda S. Wolf

*	Director	July 27, 2018
Charles K. Bobrinskoy

*	Director	July 27, 2018
Julie M. Howard

*	Director	July 27, 2018
David Fisher

*	Director	July 27, 2018
J. Patrick Gallagher

*By:	/s/ Charles D. Hodgkins III
Charles D. Hodgkins III, as attorney-in-fact