Form 10-Q
period 2018-03-31
INNERWORKINGS INC
filed 2018-07-31
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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

As of July 24, 2018, the Registrant had 52,171,438 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 487,392 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as restated)
Revenue	$274,539	$264,405
Cost of goods sold	208,472	199,701
Gross profit	66,067	64,704
Operating expenses:
Selling, general and administrative expenses	61,167	53,615
Depreciation and amortization	3,659	2,904
Change in fair value of contingent consideration	—	(1,040)
Income from operations	1,241	9,225
Other income (expense):
Interest income	62	34
Interest expense	(1,568)	(1,003)
Other, net	(846)	(224)
Total other expense	(2,352)	(1,193)
(Loss) income before income taxes	(1,111)	8,032
Income tax expense	573	2,354
Net (loss) income	$(1,684)	$5,678

Basic (loss) earnings per share	$(0.03)	$0.11
Diluted (loss) earnings per share	$(0.03)	$0.10

Comprehensive income	$1,680	$7,657

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
Assets	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$43,474	$30,562
Accounts receivable, net of allowance for doubtful accounts of $3,712 and $3,534, respectively	183,012	205,386
Unbilled revenue	47,685	50,016
Inventories	38,563	40,694
Prepaid expenses	19,846	18,565
Other current assets	33,716	37,865
Total current assets	366,296	383,088
Property and equipment, net	37,207	36,714
Intangibles and other assets:
Goodwill	200,743	199,946
Intangible assets, net	26,641	27,563
Deferred income taxes	947	691
Other non-current assets	2,139	1,636
Total intangibles and other assets	230,470	229,836
Total assets	$633,973	$649,638
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$120,260	$141,164
Accrued expenses	40,081	34,391
Deferred revenue	31,524	17,620
Other current liabilities	24,073	24,078
Total current liabilities	215,938	217,253
Revolving credit facility	118,886	128,398
Deferred income taxes	12,208	12,043
Other non-current liabilities	7,287	7,399
Total liabilities	354,319	365,093
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,103 and 64,075 shares issued, and 53,151 and 54,055 shares outstanding, respectively	6	6
Additional paid-in capital	236,664	235,199
Treasury stock at cost, 10,952 and 10,020 shares, respectively	(64,544)	(55,873)
Accumulated other comprehensive loss	(15,865)	(19,229)
Retained earnings	123,393	124,442
Total stockholders' equity	279,654	284,545
Total liabilities and stockholders' equity	$633,973	$649,638

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017 (as restated)	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(1,684)	(1,684)
Total other comprehensive income, net of tax						3,364		3,364
Comprehensive income								1,680
Issuance of common stock upon exercise of stock awards	28	—			48			48
Acquisition of treasury shares			932	(8,671)				(8,671)
Stock-based compensation expense					1,417			1,417
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance at March 31, 2018	64,103	$6	10,952	$(64,544)	$236,664	$(15,865)	$123,393	$279,654

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
		(as restated)
Cash flows from operating activities
Net (loss) income	$(1,684)	$5,678
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	3,659	2,904
Stock-based compensation expense	1,417	1,419
Deferred income taxes	30	478
Bad debt provision	538	175
Implementation cost amortization	125	—
Change in fair value of contingent consideration	—	(1,040)
Other operating activities	52	52
Change in assets:
Accounts receivable and unbilled revenue	24,165	(4,680)
Inventories	2,131	(226)
Prepaid expenses and other assets	2,941	(1,167)
Change in liabilities:
Accounts payable	(20,922)	(8,396)
Accrued expenses and other liabilities	21,857	4,923
Net cash provided by operating activities	34,309	120

Cash flows from investing activities
Purchases of property and equipment	(2,874)	(3,042)
Net cash used in investing activities	(2,874)	(3,042)

Cash flows from financing activities
Net (repayments) borrowings from revolving credit facilities	(9,023)	6,519
Net short-term secured repayments	(1,986)	(801)
Repurchases of common stock	(8,048)	(4,342)
Proceeds from exercise of stock options	7	189
Other financing activities	(67)	(95)
Net cash (used in) provided by financing activities	(19,117)	1,470

Effect of exchange rate changes on cash and cash equivalents	594	448
Increase (decrease) in cash and cash equivalents	12,912	(1,004)
Cash and cash equivalents, beginning of period	30,562	30,924
Cash and cash equivalents, end of period	$43,474	$29,920

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 27, 2018.

Restatement of Prior Period Financial Statements

As discussed in greater detail in Note 20 of the Company’s Form 10-K/A filed on July 27, 2018, the Company determined to restate its previously issued unaudited condensed consolidated financial statements for the quarterly periods within the years ended December 31, 2017 and 2016. The restatement corrected certain errors primarily related to the timing of the recognition of (i) revenue recognized for goods shipped and services performed and (ii) cost of goods sold for certain orders that were not recorded in the period in which the end product was sold to the customer and revenue was recognized. The condensed consolidated interim financial statements for the quarter ended March 31, 2017 presented herein include the impacts of the restatement on our condensed consolidated financial statements for such period included in our previously reported Quarterly Report on Form 10-Q.

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

The Company is organized and managed as two business segments, North America and International and is viewed as two operating segments by the chief operating decision maker for purposes of resource allocation and assessing performance. See Note 15 for further information about the Company’s reportable segments.

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results may differ from those estimates.

Foreign Currency Translation

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

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

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced.

Shipping and handling costs after control over a product has transferred to a customer are expensed as incurred and are included in cost of goods sold in the condensed consolidated statements of operations.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, we generally report revenue on a gross basis because we typically control the goods or services before transferring to the customer. Under these arrangements, we are primarily responsible for the fulfillment, including the acceptability, of the marketing materials and other products or services. In addition, we have reasonable discretion in establishing the price, and in some transactions, we also have inventory risk and are involved in the determination of the nature or characteristics of the marketing materials and products. In some arrangements, we are not primarily responsible for fulfilling the goods or services. In arrangements of this nature, we do not control the goods or services before they are transferred to the customer and such revenue is reported on a net basis.

Some service revenue, including stand-alone creative and other services, may be earned over time; however, the difference from recognizing that revenue over time compared to a point in time (i.e., when the service is completed and accepted by the customer) is not material. Service revenue has not been material to our overall revenue to date.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price on the grant date for restricted shares and performance share units ("PSUs"). The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

On June 1, 2017, the Compensation Committee of the Board of Directors of the Company approved, pursuant to the 2006 Stock Incentive Plan, awards of PSUs for certain executive officers and employees. PSUs are performance-based awards that will settle in shares of the Company's common stock, in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019. Compensation expense for PSUs is measured by determining the fair value of the award using the closing share price on the grant date and is recognized ratably from the grant date to the vesting date for the number of awards expected to vest. The amount of compensation expense recognized for PSUs is dependent upon a quarterly assessment of the likelihood of achieving the performance conditions.

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period.

The Company recorded $1.4 million and $1.4 million of stock-based compensation expense for the three months ended March 31, 2018 and 2017, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

 Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In the first quarter of 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments (the “new revenue standard”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. The Company adopted the new revenue standard using the modified retrospective transition method. We recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the effects of the adoption of the new revenue standard on the Company's statement of cash flows are discussed in Note 2. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. We expect the impact of the adoption to be immaterial to our net income on an ongoing basis.

In the first quarter of 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance was applied retrospectively, and the impact of this adoption did not have a material effect on the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU No. 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which amends the timing of recognition of tax consequences of intercompany asset transfers other than inventory when the transfer occurs and removes the exception to postpone recognition until the asset has been sold to an outside party. The new guidance was applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings. The impact of this adoption did not have a material effect on the consolidated financial statements.

In the first quarter of 2018, the Company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The new guidance will be applied prospectively, and the impact of this adoption is not expected to have a material effect on the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU No. 2017-09, Scope of Modification Accounting, which amends ASC 718, Compensation - Stock Compensation. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance is applied prospectively to awards modified on or after the adoption date. The impact of this adoption did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. The ASU requires using a modified retrospective transition method; however, in January 2018, the FASB issued a proposed update to provide for an alternative transition method that would not require earlier periods to be restated at the adoption date. The ASU also provides certain practical expedients and is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company is evaluating the potential effects of the ASU on the consolidated financial statements. The effects of tax reform on the Company’s consolidated financial statements are outlined in Note 7.

2. Revenue Recognition

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 Revenue Recognition. The following summarizes the significant changes in accounting treatment due to the adoption of the new revenue standard:

•
We recorded a net increase to opening retained earnings of $0.5 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our capitalization of certain setup costs, inclusive of income tax effects. The details of the significant changes and quantitative impact of the changes for the three months ended March 31, 2018 are disclosed below.

•
The Company previously recognized setup costs related to new customers as selling, general and administrative expense when they were incurred. Under ASC 606, the Company capitalizes certain setup costs as costs to fulfill a contract and amortizes them consistently with the pattern of transfer of the good or service to which the asset relates.

•	The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements for the quarter ended March 31, 2018 (in thousands, except per share data).

	As Reported March 31, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated balance sheet
Assets:
Other non-current assets	$2,139	$(623)	$1,516
Liabilities:
Deferred income taxes	12,208	167	12,375
Stockholders' equity:
Retained earnings	123,393	(456)	122,937

	As Reported Three Months Ended March 31, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$61,167	$(26)	$61,141
Income from operations	1,241	26	1,267
Loss before income taxes	(1,111)	26	(1,085)
Income tax expense	573	6	579
Net loss	(1,684)	20	(1,664)
Basic loss per share	$(0.03)	$—	$(0.03)
Diluted loss per share	$(0.03)	$—	$(0.03)

The adoption of ASC 606 had no impact on the Company’s cash flow from operations and resulted in offsetting shifts in cash flows throughout net (loss) income and various changes in working capital balances.

Nature of Goods and Services

The Company primarily generates revenues from the procurement of marketing materials for customers. Service revenue including creative, design, installation, warehousing and other services has not been material to the Company’s overall revenue to date.

Products and services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual products and services separately if they are distinct - that is, if a product or service is separately identifiable from

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

We include any fixed charges per our contracts as part of the total transaction price. The transaction price is allocated between separate products and services in a bundle based on their standalone selling prices. The standalone selling prices are generally determined based on the prices at which the Company separately sells the products and services.

Contracts may include variable consideration (for example, customer incentives like rebates), and to the extent that variable consideration is not constrained, we include the expected amount within the total transaction price and update our assumptions over the duration of the contract. The constraint will generally not result in a reduction in the estimated transaction price.

The Company’s performance obligations related to the procurement of marketing materials are typically satisfied upon shipment or delivery of our products to customers. Payment is typically due from the customer at this time or shortly thereafter. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced. The Company does not have material future performance obligations that extend beyond one year.

Some service revenue may be recognized over time but the difference from recognizing that revenue over time versus at a point in time when the service is completed and accepted by the customer has not been material to the Company’s overall revenue to date.

Disaggregation of Revenue

The following table is a summary of revenue disaggregated by primary geographical market, which also includes a reconciliation of the disaggregated revenue with the reportable segments, for the three months ended March 31, 2018 (in thousands).

	Reportable Segments
Geographical Market	North America	International	Total
United States and Canada	$189,277	$—	$189,277
Europe and Asia	—	64,914	64,914
Latin America	—	20,348	20,348
Total	$189,277	$85,262	$274,539

Contract Balances

Contract liabilities were $31.5 million and $17.6 million as of March 31, 2018 and January 1, 2018, respectively, and are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations as well as the recognition of a contract liability for projects where we have a right to payment (approximately $6.5 million), offset by $8.7 million of revenue recognized from the deferred revenue balance as of January 1, 2018. There were no contract assets during the period.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2018. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

to obtain a contract incurred by the Company prior to adoption of ASC 606 or during the quarter ended March 31, 2018, are required to be capitalized. These costs primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Costs to Fulfill a Customer Contract

The Company capitalized certain setup costs related to new customers as fulfillment costs upon adoption of ASU 2014-09 and during the quarter ended March 31, 2018. The closing balance at March 31, 2018 was $0.6 million. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. In the quarter ended March 31, 2018, the amount of amortization was $0.1 million, and there was no impairment loss in relation to the costs capitalized.

3. Contingent Consideration

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

During the three months ended March 31, 2018, the Company had no adjustments to contingent consideration as the related liability was settled in the third quarter of 2017. There were no contingent consideration obligations outstanding as of December 31, 2017 or March 31, 2018. During the three months ended March 31, 2017, the Company recorded income of $1.0 million.

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of March 31, 2018 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2017	$170,685	$29,262	$199,946
Foreign exchange impact	(32)	828	796
Net goodwill as of March 31, 2018	$170,653	$30,090	$200,743

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

Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of the fourth fiscal quarter of each year. The Company does not believe that goodwill is impaired as of March 31, 2018.

5. Other Intangible Assets

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

The following is a summary of the Company’s other intangible assets as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017	Weighted Average Life
Customer lists	$75,124	$74,615	14.5
Non-compete agreements	974	964	4.0
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	78,665	78,146
Less accumulated amortization	(52,024)	(50,583)
Intangible assets, net	$26,641	$27,563

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-compete agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen and a half years, are being amortized using the economic life method. The Company’s non-compete agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years and nine years, respectively.

Amortization expense related to these intangible assets was $1.2 million and $1.2 million for the three months ended March 31, 2018 and 2017, respectively.

The estimated amortization expense for the remainder of 2018 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$3,454
2019	4,372
2020	4,201
2021	3,896
2022	3,431
Thereafter	7,287
$26,641

6. Restructuring Activities and Other Charges

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract terminations and other associated costs. The charges were all incurred by the end of 2016 with the final payouts of the charges expected to occur in 2018. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout the plan.

For the three months ended March 31, 2018, the Company recognized no additional restructuring charges related to this plan, as the plan was completed by the end of 2016.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2018 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$484	$—	$—	$484
Cash payments	(47)	—	—	(47)
Balance at March 31, 2018	$437	$—	$—	$437

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax ("BEAT"); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) and currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.2 million in the three months ended March 31, 2018. We have not changed our provisional transition tax estimated and recorded in the year ended December 31, 2017.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was (51.6)% and 29.3% for the three months ended March 31, 2018 and 2017, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were affected by the fair value changes to contingent consideration for the three months ended March 31, 2017 only as the obligation was settled in the third quarter of 2017. Portions of the total amount recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under GAAP. In the three months ended March 31, 2018 and 2017, $0.0 million and $1.0 million of income, respectively, was recognized from fair value changes to contingent consideration.

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

8. Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period. There were no dilutive effects during the three months ended March 31, 2018 as a result of the net loss. During the three months ended March 31, 2017, 2.7 million options and restricted common shares were excluded from the calculation as these options and restricted common

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

shares were anti-dilutive. The computations of basic and diluted (loss) earnings per common share for the three months ended March 31, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
		(as restated)
Numerator:
Net (loss) income	$(1,684)	$5,678

Denominator:
Weighted-average shares outstanding – basic	53,716	54,056
Effect of dilutive securities:
Employee and director stock options and restricted common shares	—	548
Contingently issuable shares	—	125
Weighted-average shares outstanding – diluted	53,716	54,729

Basic (loss) earnings per share	$(0.03)	$0.11
Diluted (loss) earnings per share	$(0.03)	$0.10

9. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
	Foreign currency translation adjustments	Foreign currency translation adjustments (as restated)
Balance, beginning of period	$(19,229)	$(20,949)
Other comprehensive income before reclassifications	3,364	1,979
Net current-period other comprehensive income	3,364	1,979
Balance, end of period	$(15,865)	$(18,970)

10. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2018 and 2017 was 0.3 million and $0.4 million, respectively. Additionally, Arthur J. Gallagher & Co. has provided insurance brokerage and risk management services to the Company. As consideration of these services, Arthur J. Gallagher & Co. billed the Company $0.0 million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. The amounts receivable from Arthur J. Gallagher & Co. were $0.2 million and $0.2 million as of March 31, 2018 and December 31, 2017, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fischer, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has direct ownership in Enova. The total amount billed for such services during the three months ended March 31, 2018 is $1.8 million. The amounts receivable from Enova were $0.3 million and $0.1 million as of March 31, 2018 and December 31, 2017, respectively.

11. Fair Value Measurement

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

ASC 820, Fair Value Measurement, includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

The book value of the debt under the Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017 and further discussed in Note 13, is considered to approximate its fair value as of March 31, 2018 as the interest rates are considered in line with current market rates. This valuation method utilizes Level 1 inputs.

12. Commitments and Contingencies

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

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., is currently pending before the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. The putative class seeks an unspecified amount of monetary damages as well as reimbursement of fees and costs, including reasonable attorneys’ fees, and other costs. The Company

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

and individual defendants dispute the claims. A motion for appointment of lead plaintiff and lead counsel was filed on July 9, 2018, and is scheduled for hearing on August 6, 2018.

13. Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of February 3, 2017, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The amendment to the Credit Agreement enables InnerWorkings to participate in receivables sale agreements with certain customers' lenders. The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019, and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 3.0 to 1.0 for the trailing twelve months ended March 31, 2018 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of March 31, 2018.

At March 31, 2018, the Company had $22.0 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At March 31, 2018, the Company had $4.2 million of unused availability under the Facility.

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

During the three months ended March 31, 2018, the Company repurchased 931,749 shares of its common stock for $8.7 million in the aggregate at an average cost of $9.31 per share under this program. Of this amount, $7.9 million was paid for as of March 31, 2018, with the remaining $0.7 million, which was paid in April 2018, accrued within other current liabilities in the condensed consolidated balance sheet as of March 31, 2018. During the three months ended March 31, 2017, the Company repurchased 569,624 shares of its common stock for $5.5 million in the aggregate at an average cost of $9.64 per share. Of this amount, $4.3 million was paid for as of March 31, 2017, with the remaining $1.2 million, which was paid in April 2017, accrued within other current liabilities in the condensed consolidated balance sheet as of March 31, 2017. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

The Company repurchased 1,735,983 shares of its common stock for $17.0 million at an average cost of $9.75 after the balance sheet date through July 31, 2018, the date the financial statements were available to be issued. The impact did not have a material impact on EPS.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

15. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker, manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed as two business segments: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes all other operations across Europe, Asia, Mexico, Central America and South America; Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other.

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

The table below presents financial information for the Company’s reportable segments and Other for the three month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended March 31, 2018:
Revenue from third parties	$189,277	$85,262	$—	$274,539
Revenue from other segments	1,420	2,776	(4,196)	—
Total revenue	190,697	88,038	(4,196)	274,539
Adjusted EBITDA(1)	17,216	2,092	(11,958)	7,350

Three Months Ended March 31, 2017 (as restated):
Revenue from third parties	$182,498	$81,907	$—	$264,405
Revenue from other segments	1,755	3,359	(5,114)	—
Total revenue	184,253	85,266	(5,114)	264,405
Adjusted EBITDA(1)	18,681	2,871	(9,044)	12,508

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in fair value of contingent consideration liabilities, and professional fees related to ASC 606 implementation, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2018

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income before income taxes (in thousands):

	Three Months Ended March 31,
	2018	2017
		(as restated)
Adjusted EBITDA	7,350	12,508
Depreciation and amortization	(3,659)	(2,904)
Stock-based compensation expense	(1,417)	(1,419)
Change in fair value of contingent consideration	—	1,040
Professional fees related to ASC 606 implementation	(1,033)	—
Income from operations	1,241	9,225
Interest income	62	34
Interest expense	(1,568)	(1,003)
Other, net	(846)	(224)
(Loss) income before income taxes	$(1,111)	$8,032

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and the notes thereto included in the condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q and in conjunction with Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2017 (the “Form 10-K/A”). The impact of the restatement is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.
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

As of March 31, 2018, we had approximately 2,100 employees and independent contractors in more than 26 countries. We organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa, and Asia. In 2017, we generated global revenue from third parties of $780.5 million in the North America segment and $357.9 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

U.S Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that may affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (“BEAT”); a new provision that taxes U.S. allocated expenses (e.g. interest and general administrative expenses) and currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.2 million in the three months ended March 31, 2018. We have not changed our provisional transition tax estimated and recorded for the year ended December 31, 2017.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit may be established by contract based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, or may be determined at the discretion of the account executive or production manager within predetermined parameters.

Operating Expenses and (Loss) Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel and entertainment expenses.

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to a net accrued commission amount of ($2.7) million as of March 31, 2018 from a net accrued commission amount of ($3.3) million as of December 31, 2017.

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

Comparison of three months ended March 31, 2018 and 2017

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
	(dollars in thousands)
North America	$189,277	68.9%	$182,498	69.0%
International	85,262	31.1%	81,907	31.0%
Revenue from third parties	$274,539	100.0%	$264,405	100.0%

North America

North America revenue increased by $6.8 million, or 3.7%, from $182.5 million during the three months ended March 31, 2017 to $189.3 million during the three months ended March 31, 2018. This increase in revenue is driven primarily by organic growth from new accounts added during the last 12 to 18 months.

International

International revenue increased by $3.4 million, or 4.1%, from $81.9 million during the three months ended March 31, 2017 to $85.3 million during the three months ended March 31, 2018. This increase in revenue is driven primarily by foreign currency impacts.

Cost of goods sold

Our cost of goods sold increased by $8.8 million, or 4.4%, from $199.7 million during the three months ended March 31, 2017 to $208.5 million during the three months ended March 31, 2018. Our cost of goods sold as a percentage of revenue was 75.9% and 75.5% during the three months ended March 31, 2018 and 2017, respectively.

Gross profit margin

Our gross profit margin was 24.1% and 24.5% during the three months ended March 31, 2018 and 2017, respectively.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $7.6 million, or 14.1%, from $53.6 million during the three months ended March 31, 2017 to $61.2 million during the three months ended March 31, 2018. This increase is primarily driven by increased investments into the infrastructure of the Company for operational improvements during the current quarter. As a percentage of gross profit, selling, general, and administrative expenses increased to 92.6% for the three months ended March 31, 2018 compared to 82.9% for the three months ended March 31, 2017.

Depreciation and amortization

Depreciation and amortization expense increased by $0.8 million, or 26.0%, from $2.9 million during the three months ended March 31, 2017 to $3.7 million during the three months ended March 31, 2018. This increase is related to the growth in property and equipment, primarily internal-use software.

Change in fair value of contingent consideration

Income from the change in fair value of contingent consideration decreased by $1.0 million from $1.0 million during the three months ended March 31, 2017 to $0.0 million during the three months ended March 31, 2018. The decrease in income from change in the fair value of the contingent liability is driven by the settlement of the EYELEVEL liability during the third quarter of 2017.

Income from operations

Income from operations decreased by $8.0 million from $9.2 million during the three months ended March 31, 2017 to $1.2 million during the three months ended March 31, 2018. As a percentage of revenue, income from operations was 0.5% and 3.5% during the three months ended March 31, 2018 and 2017, respectively. As a percentage of gross profit, income from operations was 1.9% and 14.3% during the three months ended March 31, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Other expense

Other expense increased by $1.2 million from $1.2 million for the three months ended March 31, 2017 to $2.4 million during the three months ended March 31, 2018. The current period expense increase was primarily driven by a $0.6 million increase in interest expense and $0.4 million in unrealized foreign exchange losses on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the euro, Brazilian real, and certain other currencies.

Income tax expense

Income tax expense decreased by $1.8 million from $2.4 million during the three months ended March 31, 2017 to $0.6 million during the three months ended March 31, 2018. Our effective tax rate was (51.6)% and 29.3% for the three months ended March 31, 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors including a write-off of a deferred tax asset for stock based compensation due to the expiration of unexercised stock options. Excluding the impact of these losses without corresponding tax benefits and the other discrete factors, the effective tax rate was 29.3% and 28.7% in the three months ended March 31, 2018 and 2017, respectively.

Net (loss) income

Net (loss) income decreased by $7.4 million, or 129.7%, from $5.7 million during the three months ended March 31, 2017 to a $1.7 million net loss during the three months ended March 31, 2018. Net (loss) income as a percentage of revenue was (0.6)% and 2.1% during the three months ended March 31, 2018 and 2017, respectively. Net (loss) income as a percentage of gross profit was (2.5)% and 8.8% during the three months ended March 31, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Diluted (loss) earnings per share

	Three Months Ended March 31,
	2018	2017
(in thousands, except per share data)		(as restated)
Net (loss) income	$(1,684)	$5,678
Denominator for dilutive earnings per share	53,716	54,729
Diluted (loss) earnings per share	$(0.03)	$0.10

Diluted (loss) earnings per share decreased by $0.13 from $0.10 per share during the three months ended March 31, 2017 to $(0.03) per share during the three months ended March 31, 2018.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, and professional fees relating to ASC 606 implementation itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net (loss) income is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows:

	Three Months Ended March 31,
	2018	% of Total	2017	% of Total
(dollars in thousands)			(as restated)	(as restated)
North America	$17,216	234.2%	$18,681	149.4%
International	2,092	28.5	2,871	23.0
Other(1)	(11,958)	(162.7)	(9,044)	(72.3)
Adjusted EBITDA	$7,350	100.0%	$12,508	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended March 31, 2018 and 2017. Adjusted EBITDA decreased by $5.2 million, or 41.2%, from $12.5 million during the three months ended March 31, 2017 to $7.4 million during the three months ended March 31, 2018. North America Adjusted EBITDA decreased by $1.5 million, or 7.8%, from $18.7 million during the three months ended March 31, 2017 to $17.2 million during the three months ended March 31, 2018 due to increased selling, general, and administrative expenses, partially offset by improved gross margins. International Adjusted EBITDA decreased by $0.8 million, or 27.1%, from $2.9 million during the three months ended March 31, 2017 to $2.1 million during the three months ended March 31, 2018 due to increased selling, general, and administrative expenses, partially offset by improved gross margins. Other Adjusted EBITDA decreased by $2.9 million, or 32.2%, from a loss of $9.0 million during the three months ended March 31, 2017 to a loss of $12.0 million during the three months ended March 31, 2018 due to increased investments into the infrastructure of the Company through operational improvements.

The table below provides a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2018	2017
		(as restated)
Net (loss) income	$(1,684)	$5,678
Income tax expense	573	2,354
Interest income	(62)	(34)
Interest expense	1,568	1,003
Other, net	846	224
Depreciation and amortization	3,659	2,904
Stock-based compensation expense	1,417	1,419
Change in fair value of contingent consideration	—	(1,040)
Professional fees related to ASC 606 implementation	1,033	—
Non-GAAP Adjusted EBITDA	$7,350	$12,508

Adjusted Diluted (Loss) Earnings Per Share

Adjusted diluted (loss) earnings per share, which represents net (loss) income, with the addition of the change in the fair value of contingent consideration liabilities and professional fees related to ASC 606 implementation costs divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2018	2017
		(as restated)
Net (loss) income	$(1,684)	$5,678
Change in fair value of contingent consideration	—	(1,040)
Professional fees related to ASC 606 implementation, net of tax	760	—
Adjusted net (loss) income	$(924)	$4,638
Weighted-average shares outstanding, diluted	53,716	54,729
Non-GAAP Diluted (Loss) Earnings Per Share	$(0.02)	$0.08

Comparison of three months ended March 31, 2018 and 2017. Adjusted diluted (loss) earnings per share decreased by $0.10 from $0.08 during the three months ended March 31, 2017 to $(0.02) during the three months ended March 31, 2018. This decrease is primarily attributable to increased selling, general, and administrative expenses as discussed above.

Liquidity and Capital Resources

At March 31, 2018, we had $43.5 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2018 was $34.3 million and consisted of a net (loss) of $(1.7) million, offset by $5.8 million of non-cash items and by $30.2 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $24.2 million, a decrease in inventory of $2.1 million, a decrease in prepaid expenses and other assets of $2.9 million and an increase in accrued expenses and other liabilities of $21.9 million all of which were partially offset by a decrease in accounts payable of $20.9 million.

Cash provided by operating activities for the three months ended March 31, 2017 was $0.1 million and consisted of net income of $5.7 million and $4.0 million of non-cash items, offset by $9.5 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $4.7 million, an increase in inventory of $0.2 million and a decrease in accounts payable of $8.4 million, offset by and an increase in accrued expenses and other liabilities of $4.9 million.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2018 of $2.9 million was entirely attributable to capital expenditures.

Cash used in investing activities for the three months ended March 31, 2017 of $3.0 million was entirely attributable to capital expenditures.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2018 of $19.1 million was primarily attributable to net repayments under the revolving credit facility of $9.0 million, repurchases of common stock of $8.0 million and $2.0 million in net short-term secured repayments.

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

During the three months ended March 31, 2018, the Company repurchased 931,749 shares of its common stock for $8.7 million in the aggregate at an average cost of $9.31 per share under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

An additional 6,090 shares of common stock were repurchased to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $59,364 at an average cost of $9.75 per share for the three months ended March 31, 2018.

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

The terms of the Credit Agreement include various covenants, including requirements to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires us to maintain a leverage ratio of no more than 3.0 to 1.0. We are also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. We were in compliance with all debt covenants as of March 31, 2018.

At March 31, 2018, we had $22.0 million of unused availability under the Credit Agreement and $0.8 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At March 31, 2018, the Company had $4.2 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. If foreign earnings were to be remitted to the United States, foreign tax credits would be available to reduce any U.S. tax due upon repatriation. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $38.2 million and $28.6 million of foreign cash and cash equivalents as of March 31, 2018 and December 31, 2017, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

With the exception of the contingent consideration in connection with our historical business acquisitions discussed in Note 3 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer which may be at a point in time or over time. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced.

Shipping and handling costs after control over a product has transferred to a customer are expensed as incurred and are included in cost of goods sold in the condensed consolidated statements of operations.

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, we generally report revenue on a gross basis because we typically control the goods or services before transferring to the customer. Under these arrangements, we are primarily responsible for the fulfillment, including the acceptability, of the marketing materials and other products or services. In addition, we have reasonable discretion in establishing the price, and in some transactions, we also have inventory risk and are involved in the determination of the nature or characteristics of the marketing materials and products. In some arrangements, we are not primarily responsible for fulfilling the goods or services. In arrangements of this nature, we do not control the goods or services before they are transferred to the customer and such revenue is reported on a net basis.

Some service revenue, including stand-alone creative and other services, may be earned over time; however, the difference from recognizing that revenue over time compared to a point in time (i.e., when the service is completed and accepted by the customer) is not material. Service revenue has not been material to our overall revenue to date.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles-Goodwill and Other ("ASC 350"), goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment the first day of the fourth fiscal quarter of each year.

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value of the goodwill, the difference is recognized as an impairment.

We performed our impairment test as of October 1, 2017, our measurement date, and concluded there was no impairment in any of our reporting units. We also concluded that no goodwill impairment existed as of December 31, 2017.

As of March 31, 2018, except for the new critical accounting policies for Revenue Recognition and Goodwill described above and the adoption of ASU 2014-09 disclosed herein, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Interest Rate Risk

We have exposure to changes in interest rates on our revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $175.0 million revolving credit facility were fully drawn, a 1.0% increase in the interest rate would increase our annual interest expense by $1.75 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2018 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Brazilian real, Peruvian nuevo sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2018, we derived approximately 31.1% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2018.

Material Weaknesses and Related Remediation Efforts

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K/A (the "10-K/A"), as of December 31, 2017, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, because of the material weaknesses described therein, as summarized below.

During the financial statement close process for the period ended December 31, 2017, management identified material weaknesses due to control deficiencies and gaps in the design and operating effectiveness of revenue recognition and compensation expense in the Company’s North America business. During the financial statement close process for the quarter ended March 31, 2018, management identified an additional material weakness that existed as of December 31, 2017, primarily related to completeness and accuracy of data in certain key reports. As a result, we restated our previously reported financial statements for the years ended December 31, 2017 and 2016 and all interim periods in such years, as more fully described in the Form 10-K/A.

Material Weaknesses

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

To remediate deficiencies with respect to report accuracy, the Company will update the underlying reports that are used to reconcile revenue and cost accruals during the period-end process to ensure their completeness and accuracy. Additionally, the Company will develop and implement controls over the accuracy and completeness of information used in key controls, including validation of source data, report logic, and report parameters.

We will continue to actively identify, develop, and implement additional measures to materially improve and strengthen our internal control over financial reporting. The material weaknesses discussed above cannot be considered remediated until the controls have operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

During the three months ended March 31, 2018, the Company repurchased 931,749 shares of its common stock for $8.7 million in the aggregate at an average cost of $9.31 per share under this program.

The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2018 (in thousands, except per share amounts).

Period	Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/18-1/31/18	212	$10.00	212	3,409
2/1/18-2/28/18	265	9.18	260	3,439
3/1/18-3/31/18	461	9.06	460	3,047
Total	938	$9.31	932

(1)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

(2)	Includes 6,090 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: July 31, 2018	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: July 31, 2018	By:	/s/ Charles D. Hodgkins III
Charles D. Hodgkins III
Interim Chief Financial Officer