Form 10-Q
period 2018-06-30
INNERWORKINGS INC
filed 2018-08-14
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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

As of August 9, 2018, the Registrant had 52,171,100 shares of Common Stock, par value $0.0001 per share, outstanding, which includes 487,054 shares of unvested restricted stock awards that have voting rights and are held by members of the Board of Directors and certain of the Company’s employees.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Revenue	$281,967	$280,066	$556,506	$544,471
Cost of goods sold	217,096	210,020	425,568	409,721
Gross profit	64,871	70,046	130,938	134,750
Operating expenses:
Selling, general and administrative expenses	59,002	55,054	120,169	108,669
Depreciation and amortization	3,514	3,182	7,173	6,086
Change in fair value of contingent consideration	—	1,884	—	844
Income from operations	2,355	9,926	3,596	19,151
Other income (expense):
Interest income	54	12	115	46
Interest expense	(1,517)	(1,038)	(3,085)	(2,041)
Other, net	(588)	(1,164)	(1,433)	(1,388)
Total other expense	(2,051)	(2,190)	(4,403)	(3,383)
Income (loss) before income taxes	304	7,736	(807)	15,768
Income tax expense	603	3,362	1,176	5,716
Net (loss) income	$(299)	$4,374	$(1,983)	$10,052

Basic (loss) earnings per share	$(0.01)	$0.08	$(0.04)	$0.19
Diluted (loss) earnings per share	$(0.01)	$0.08	$(0.04)	$0.18

Comprehensive (loss) income	$(5,905)	$8,253	$(4,226)	$15,911

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
Assets	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$28,266	$30,562
Accounts receivable, net of allowance for doubtful accounts of $3,174 and $3,534, respectively	185,222	205,386
Unbilled revenue	47,906	50,016
Inventories	40,781	40,694
Prepaid expenses	20,584	18,565
Other current assets	26,296	37,865
Total current assets	349,055	383,088
Property and equipment, net	68,028	36,714
Intangibles and other assets:
Goodwill	199,135	199,946
Intangible assets, net	25,068	27,563
Deferred income taxes	1,084	691
Other non-current assets	2,047	1,636
Total intangibles and other assets	227,334	229,836
Total assets	$644,417	$649,638
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$122,452	$141,164
Accrued expenses	34,386	34,391
Deferred revenue	20,022	17,620
Revolving credit facility - current (See Note 13)	136,538	—
Other current liabilities	22,770	24,078
Total current liabilities	336,168	217,253
Revolving credit facility - non-current	—	128,398
Financing obligation - build-to-suit leases (See Note 12)	31,147	—
Deferred income taxes	12,236	12,043
Other non-current liabilities	7,075	7,399
Total liabilities	386,626	365,093
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,372 and 64,075 shares issued, and 51,684 and 54,055 shares outstanding, respectively	6	6
Additional paid-in capital	237,634	235,199
Treasury stock at cost, 12,688 and 10,020 shares, respectively	(81,471)	(55,873)
Accumulated other comprehensive loss	(21,472)	(19,229)
Retained earnings	123,094	124,442
Total stockholders' equity	257,791	284,545
Total liabilities and stockholders' equity	$644,417	$649,638

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017 (as restated)	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(1,983)	(1,983)
Total other comprehensive loss, net of tax						(2,243)		(2,243)
Comprehensive loss								(4,226)
Issuance of common stock upon exercise of stock awards	297	—			(388)			(388)
Acquisition of treasury shares			2,668	(25,598)				(25,598)
Stock-based compensation expense					2,823			2,823
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance at June 30, 2018	64,372	$6	12,688	$(81,471)	$237,634	$(21,472)	$123,094	$257,791

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
		(as restated)
Cash flows from operating activities
Net (loss) income	$(1,983)	$10,052
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	7,173	6,086
Stock-based compensation expense	2,823	2,921
Deferred income taxes	—	624
Bad debt provision	630	82
Implementation cost amortization	263	—
Change in fair value of contingent consideration	—	844
Payments of contingent consideration (See Note 3)	—	(662)
Other operating activities	(154)	104
Change in assets:
Accounts receivable and unbilled revenue	21,643	(26,620)
Inventories	(87)	1,890
Prepaid expenses and other assets	9,424	(971)
Change in liabilities:
Accounts payable	(18,735)	3,370
Accrued expenses and other liabilities	1,643	(69)
Net cash provided by (used in) operating activities	22,640	(2,349)

Cash flows from investing activities
Purchases of property and equipment	(5,490)	(7,024)
Net cash used in investing activities	(5,490)	(7,024)

Cash flows from financing activities
Net borrowings from revolving credit facility	8,629	11,491
Net short-term secured (repayments) borrowings	(578)	37
Repurchases of common stock	(25,689)	(10,041)
Payments of contingent consideration	—	(1,427)
Proceeds from exercise of stock options	284	1,319
Other financing activities	(695)	(119)
Net cash (used in) provided by financing activities	(18,049)	1,260

Effect of exchange rate changes on cash and cash equivalents	(1,397)	726
Decrease in cash and cash equivalents	(2,296)	(7,387)
Cash and cash equivalents, beginning of period	30,562	30,924
Cash and cash equivalents, end of period	$28,266	$23,537

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 27, 2018.

Restatement of Prior Period Financial Statements

As discussed in greater detail in Note 20 of the Company’s Form 10-K/A filed on July 27, 2018, the Company determined to restate its previously issued unaudited condensed consolidated financial statements for the quarterly periods within the years ended December 31, 2017 and 2016. The restatement corrected certain errors primarily related to the timing of the recognition of (i) revenue recognized for goods shipped and services performed and (ii) cost of goods sold for certain orders that were not recorded in the period in which the end product was sold to the customer and revenue was recognized. The condensed consolidated interim financial statements for the three and six months ended June 30, 2017 presented herein include the impacts of the restatement on our condensed consolidated financial statements for such period included in our previously reported Quarterly Report on Form 10-Q.

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
Three and Six Months Ended June 30, 2018

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

The Company recorded stock-based compensation expense of $1.4 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, and $2.8 million and $2.9 million for the six months ended June 30, 2018 and 2017, respectively.

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

In the first quarter of 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance was applied retrospectively and the impact of this adoption resulted in a $0.7 million increase in cash flows from financing activities and a corresponding decrease in cash flows from operating activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2017 due to contingent liability payments made in excess of the original liability recognized at the time of acquisition during that period.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 requires using a modified retrospective transition method and provides certain practical expedients. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which permits an alternate transition method that does not require comparative periods to be presented in the financial statements in the period of adoption to be restated. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adopted is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

2. Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 Revenue Recognition. The following summarizes the significant changes in accounting treatment due to the adoption of the new revenue standard:

•
We recorded a net increase to opening retained earnings of $0.5 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our capitalization of certain setup costs, inclusive of income tax effects. The details of the significant changes and quantitative impact of the changes for the three and six months ended June 30, 2018 are disclosed below.

•
The Company previously recognized setup costs related to new customers as selling, general and administrative expense when they were incurred. Under ASC 606, the Company capitalizes certain setup costs as costs to fulfill a contract and amortizes them consistently with the pattern of transfer of the good or service to which the asset relates.

•	The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements for the periods ended June 30, 2018 (in thousands, except per share data).

	As Reported June 30, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated balance sheet
Assets:
Other non-current assets	$2,047	$(628)	$1,419
Liabilities:
Deferred income taxes	12,236	(167)	12,069
Stockholders' equity:
Retained earnings	123,094	(461)	122,633

	As Reported Three Months Ended June 30, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$59,002	$5	$59,007
Income from operations	2,355	(5)	2,350
Income before income taxes	304	(5)	299
Income tax expense	603	(1)	602
Net loss	(299)	(4)	(303)
Basic loss per share	$(0.01)	$—	$(0.01)
Diluted loss per share	$(0.01)	$—	$(0.01)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

	As Reported Six Months Ended June 30, 2018	Adjustments	As Adjusted Without ASU Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$120,169	$(21)	$120,148
Income from operations	3,596	21	3,617
Loss before income taxes	(807)	21	(786)
Income tax expense	1,176	5	1,181
Net loss	(1,983)	16	(1,967)
Basic loss per share	$(0.04)	$—	$(0.04)
Diluted loss per share	$(0.04)	$—	$(0.04)

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

Products and services may be sold separately or in bundled packages. For bundled packages, the Company accounts for individual products and services separately if they are distinct - that is, if a product or service is separately identifiable from other items in the bundled package and if a customer can benefit from it on its own or with other resources that are readily available to the customer.

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

Disaggregation of Revenue

The following tables summarize revenue disaggregated by primary geographical market and also include a reconciliation of the disaggregated revenue to the Company's reportable segments (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

Three months ended June 30, 2018	Reportable Segments
Geographical Market	North America	International	Total
United States and Canada	$194,735	$—	$194,735
Europe and Asia	—	65,854	65,854
Latin America	—	21,378	21,378
Total	$194,735	$87,232	$281,967

Six months ended June 30, 2018	Reportable Segments
Geographical Market	North America	International	Total
United States and Canada	$384,012	$—	$384,012
Europe and Asia	—	130,768	130,768
Latin America	—	41,726	41,726
Total	$384,012	$172,494	$556,506

Contract Balances

Contract liabilities were $20.0 million and $17.6 million as of June 30, 2018 and January 1, 2018, respectively, and are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations as well as the recognition of a contract liability for projects where we have a right to payment (approximately $4.5 million), offset by $9.8 million of revenue recognized from the deferred revenue balance from January 1, 2018. There were no contract assets during the period.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2018. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company prior to adoption of ASC 606 or during the quarter ended June 30, 2018, are required to be capitalized. These costs primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Costs to Fulfill a Customer Contract

The Company capitalized certain setup costs related to new customers as fulfillment costs upon adoption of ASU 2014-09 and during the quarter ended June 30, 2018. The closing balance at June 30, 2018 was $0.6 million. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. In the three and six months ended June 30, 2018, the amount of amortization was $0.1 million and $0.3 million, respectively, and there was no impairment loss in relation to the costs capitalized.

3. Contingent Consideration

In connection with certain of the Company’s acquisitions, contingent consideration is payable in cash or common stock of the Company upon the achievement of certain performance measures over future periods. The Company recorded the

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

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

There were no contingent consideration obligations outstanding as of December 31, 2017 or June 30, 2018. During the three months ended June 30, 2017, the Company recorded expense of $1.9 million. During the six months ended June 30, 2017, the Company recorded expense of $0.8 million. For the six months ended June 30, 2017, $0.7 million of contingent consideration payments were reclassified from financing activities to operating activities in accordance with ASU 2016-15 (See Note 1) as they were not made soon after the acquisition date and deemed to be excess cash payments.

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of June 30, 2018 (in thousands):

	North America	International	Total
Net goodwill as of December 31, 2017	$170,685	$29,262	$199,946
Foreign exchange impact	(53)	(758)	(811)
Net goodwill as of June 30, 2018	$170,632	$28,504	$199,135

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

Absent any interim indicators of impairment, the Company tests for goodwill impairment as of the first day of the fourth fiscal quarter of each year. The Company does not believe that goodwill is impaired as of June 30, 2018.

5. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017	Weighted Average Life
Customer lists	$74,186	$74,615	14.4
Non-compete agreements	959	964	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,712	78,146
Less accumulated amortization	(52,644)	(50,583)
Intangible assets, net	$25,068	$27,563

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

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

Amortization expense related to these intangible assets was $1.1 million and $1.3 million for the three months ended June 30, 2018 and 2017, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

The estimated amortization expense for the remainder of 2018 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$2,272
2019	4,312
2020	4,141
2021	3,835
2022	3,340
Thereafter	7,168
$25,068

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

For the three and six months ended June 30, 2018, the Company recognized no additional restructuring charges related to this plan, as the plan was completed by the end of 2016.

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2018 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$484	$—	$—	$484
Cash payments	(47)	—	—	(47)
Balance at June 30, 2018	$437	$—	$—	$437

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
Three and Six Months Ended June 30, 2018

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

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.2 million for the six months ended June 30, 2018. We have not changed our provisional transition tax estimated and recorded in the year ended December 31, 2017.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 198.4% and 43.5% for the three months ended June 30, 2018 and 2017, respectively. The Company’s reported effective income tax rate was (145.7)% and 36.3% for the six months ended June 30, 2018 and 2017, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors including a write-off of a deferred tax asset for stock-based compensation due to the expiration of unexercised stock options. In addition, the effective tax rate in the three and six months ended June 30, 2017 was affected by the fair value changes to contingent consideration. Excluding the impact of these losses without corresponding tax benefits, the fair value changes to contingent consideration for the three and six months ended June 30, 2017, and other discrete factors, the effective tax rate was 30.8% and 31.9%, respectively, for the periods then ended. The effective tax rate was 30.4% and 25.0% in the three and six months ended June 30, 2018, respectively.

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

There were no dilutive effects during the three and six months ended June 30, 2018 as a result of the net loss. During the three and six months ended June 30, 2017, an aggregate of 2.5 million and 2.6 million options and restricted common shares, respectively, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted (loss) earnings per share for the three and six months ended June 30, 2018 and 2017 are as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Numerator:
Net (loss) income	$(299)	$4,374	$(1,983)	$10,052

Denominator:
Weighted-average shares outstanding – basic	51,770	53,278	52,738	53,665
Effect of dilutive securities:
Employee and director stock options and restricted common shares	—	1,150	—	1,025
Contingently issuable shares	—	761	—	380
Weighted-average shares outstanding – diluted	51,770	55,189	52,738	55,070

Basic (loss) earnings per share	$(0.01)	$0.08	$(0.04)	$0.19
Diluted (loss) earnings per share	$(0.01)	$0.08	$(0.04)	$0.18

9. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(15,865)	$(18,820)
Other comprehensive (loss) income before reclassifications	(5,607)	3,880
Net current-period other comprehensive (loss) income	(5,607)	3,880
Balance, end of period	$(21,472)	$(14,940)

	Six Months Ended June 30,
	2018	2017
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(19,229)	$(20,799)
Other comprehensive (loss) income before reclassifications	(2,243)	5,859
Net current-period other comprehensive (loss) income	(2,243)	5,859
	$(21,472)	$(14,940)

10. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended June 30, 2018 and 2017 was $0.5 million and $0.5 million, respectively, and $0.7 million and $0.9 million during the six months ended June 30, 2018 and 2017, respectively. The amounts receivable from Arthur J. Gallagher & Co. were $0.2 million and $0.2 million as of June 30, 2018 and December 31, 2017, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fischer, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has direct ownership in Enova. The total amount billed for such services during the three and six months ended June 30, 2018 was $2.2 million and $4.0 million, respectively. The amounts receivable from Enova were $1.4 million and $0.1 million as of June 30, 2018 and December 31, 2017, respectively.

11. Fair Value Measurement

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

The book value of the debt under the Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of August 13, 2018 and further discussed in Note 13, is considered to approximate its fair value as of June 30, 2018 as the interest rates are considered in line with current market rates. This valuation method utilizes Level 1 inputs.

12. Commitments and Contingencies

Financing Obligation - Build to Suit Leases

During the second quarter of 2018, the Company entered into lease arrangements to make certain improvements to recently constructed buildings in Portland, Oregon and Blue Ash, Ohio to be used as new warehouse and office spaces for its North America operations. As of June 30, 2018, both locations are under construction and are expected to be completed during the third quarter of 2018.

According to ASC 840, Leases, the Company is deemed the accounting owner of both facilities because of its responsibility to fund costs of non-normal tenant improvements. Consequently, the fair value of both buildings, which was $31.1 million, was included in Property and equipment, net as of June 30, 2018. The amounts recorded were based on actual construction costs incurred through June 30, 2018. A corresponding liability (under the finance method) of $31.1 million was included in Financing obligation - build-to-suit leases as of June 30, 2018. In the three and six months ended June 30, 2018, the Company included non-cash investing activities in the condensed consolidated statement of cash flows of $0.3 million for non-cash capitalized interest costs recorded through the other operating activities and $30.6 million in non-cash items from the financing obligation included in the condensed consolidated balance sheet. These transactions did not have a material impact on the income statement during the three and six months ended June 30, 2018.

The fair value of the buildings is recorded as construction in progress within Property and equipment, net during the construction period, and once construction is completed, the construction in progress will be reclassified to buildings within Property and equipment, net based on sale-leaseback accounting guidance under ASC 840, and depreciated. All future rent payments on both leases will be treated as debt service payments on the financing obligation.

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
Three and Six Months Ended June 30, 2018

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

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., is currently pending before the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. The putative class seeks an unspecified amount of monetary damages as well as reimbursement of fees and costs, including reasonable attorneys’ fees, and other costs. The Company and individual defendants dispute the claims. On July 27, 2018, the Court appointed a lead plaintiff and lead counsel for the case.  Plaintiff’s deadline to file an amended complaint is September 25, 2018.

13. Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of August 13, 2018, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019 and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.0 to 1.0 to 4.0 to 1.0 for the trailing twelve months ended June 30, 2018, and the maximum leverage ratio is 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of June 30, 2018; however, if the Credit Agreement would not have been modified as of June 30, 2018, the Company would have violated the leverage ratio covenant.

Due to restructuring charges that the Company anticipates recording in the three months ending September 30, 2018 (See Note 16), the Company expects its leverage ratio to exceed 3.0 to 1.0 at September 30, 2018. The Company is in the process of

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

refinancing the Credit Agreement with its existing lenders. However, if the Company is not able to complete a refinancing with a less restrictive leverage ratio by September 30, 2018, or obtain additional amendments or waivers, the Company would likely exceed the maximum leverage ratio covenant at September 30, 2018, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance of $136.5 million is presented as a current liability as of June 30, 2018 based on the guidance in ASC 470, Debt.

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date, including its ability to repay the outstanding debt in full. Based on this evaluation and the following plans, the Company believes it will have sufficient funds to meet its current obligations over the next twelve months from the filing date of this Quarterly Report on Form 10-Q. As described above, the Company is in the process of refinancing the Credit Agreement with its existing lenders, which the Company intends to complete prior to September 30, 2018. Further, the Company is implementing a Cost Reduction Plan, as discussed in Note 16, designed to improve profitability, which in turn would enhance the Company's ability to meet its financial obligations under the Credit Agreement.

At June 30, 2018, the Company had $18.0 million of unused availability under the Credit Agreement and $0.6 million of letters of credit which have not been drawn upon.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2018, the Company had $4.4 million of unused availability under the Facility.

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

During the six months ended June 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the three months ended June 30, 2018, the Company repurchased 1,735,983 shares of its common stock for $16.9 million in the aggregate at an average cost of $9.75 per share. During the six months ended June 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share. During the three months ended June 30, 2017, the Company repurchased 459,030 shares of its common stock for $4.6 million in the aggregate at an average cost of $9.91 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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
Three and Six Months Ended June 30, 2018

contingent consideration liabilities and restructuring and other charges. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable segments and Other for the three and six month periods noted (in thousands):

	North America	International	Other	Total
Three Months Ended June 30, 2018:
Revenue from third parties	$194,735	$87,232	$—	$281,967
Revenue from other segments	951	2,648	(3,599)	—
Total revenue	195,686	89,880	(3,599)	281,967
Adjusted EBITDA(1)	18,372	2,049	(12,235)	8,186

Three Months Ended June 30, 2017 (as restated):
Revenue from third parties	$187,507	$92,559	$—	$280,066
Revenue from other segments	1,087	2,987	(4,074)	—
Total revenue	188,594	95,546	(4,074)	280,066
Adjusted EBITDA(1)	18,305	6,681	(8,493)	16,493

	North America	International	Other	Total
Six Months Ended June 30, 2018:
Revenue from third parties	$384,012	$172,494	$—	$556,506
Revenue from other segments	2,371	5,424	(7,795)	—
Total revenue	386,383	177,918	(7,795)	556,506
Adjusted EBITDA(1)	35,588	4,140	(24,193)	15,535

Six Months Ended June 30, 2017 (as restated):
Revenue from third parties	$370,005	$174,466	$—	$544,471
Revenue from other segments	2,842	6,347	(9,189)	—
Total revenue	372,847	180,813	(9,189)	544,471
Adjusted EBITDA(1)	36,987	9,552	(17,537)	29,002

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in fair value of contingent consideration liabilities, professional fees related to ASC 606 implementation and restatement of prior period financial statements, executive search expenses, and other expenses related to investment in operational and financial process improvements is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to income (loss) before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Adjusted EBITDA	8,186	16,493	15,535	29,002
Depreciation and amortization	(3,514)	(3,182)	(7,173)	(6,086)
Stock-based compensation expense	(1,406)	(1,503)	(2,823)	(2,921)
Change in fair value of contingent consideration	—	(1,884)	—	(844)
Professional fees related to ASC 606 implementation	(60)	—	(1,092)	—
Executive search fees	(234)	—	(234)	—
Restatement-related professional fees	(537)	—	(537)	—
Other professional fees	(80)	—	(80)	—
Income from operations	2,355	9,926	3,596	19,151
Interest income	54	12	115	46
Interest expense	(1,517)	(1,038)	(3,085)	(2,041)
Other, net	(588)	(1,164)	(1,433)	(1,388)
Income (loss) before income taxes	$304	$7,736	$(807)	$15,768

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2018

16. Subsequent Event

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of the Company’s determination that its selling, general and administrative costs were disproportionately high in relation to its revenues and gross profit. The Company expects to record total pre-tax cash restructuring charges of $8.0 to $10.0 million, the majority of which will be recorded during 2018. These cash charges are expected to include approximately $6.0 to $8.0 million for employee-related costs and $2.0 million for lease and contract termination and other associated costs. The plan is expected to be completed by the end of 2019.

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

As of June 30, 2018, we had approximately 2,100 employees and independent contractors in more than 26 countries. We organize our operations into two operating segments based on geographic regions: North America and International. The North America segment includes operations in the United States and Canada; the International segment includes operations in Mexico, South America, Central America, Europe, the Middle East, Africa, and Asia. In 2017, we generated global revenue from third parties of $780.5 million in the North America segment and $357.9 million in the International Segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. We intend to hire or acquire more account executives within close proximity to these large markets.

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

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.2 million in the six months ended June 30, 2018. We have not changed our provisional transition tax estimated and recorded for the year ended December 31, 2017.

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

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased to a net accrued commission amount of ($2.3) million as of June 30, 2018 from a net accrued commission amount of ($3.3) million as of December 31, 2017.

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

Comparison of three months ended June 30, 2018 and 2017

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Three Months Ended June 30,
	2018	% of Total	2017	% of Total
(dollars in thousands)			(as restated)	(as restated)
North America	$194,735	69.1%	$187,507	67.0%
International	87,232	30.9%	92,559	33.0%
Revenue from third parties	$281,967	100.0%	$280,066	100.0%

North America

North America revenue increased by $7.2 million, or 3.9%, from $187.5 million during the three months ended June 30, 2017 to $194.7 million during the three months ended June 30, 2018. This increase in revenue is driven primarily by organic growth from new accounts added during the last 12 to 18 months.

International

International revenue decreased by $5.3 million, or 5.8%, from $92.6 million during the three months ended June 30, 2017 to $87.2 million during the three months ended June 30, 2018. This decrease in revenue is driven primarily by foreign currency impacts.

Cost of goods sold

Our cost of goods sold increased by $7.1 million, or 3.4%, from $210.0 million during the three months ended June 30, 2017 to $217.1 million during the three months ended June 30, 2018. Our cost of goods sold as a percentage of revenue was 77.0% and 75.0% during the three months ended June 30, 2018 and 2017, respectively.

Gross profit margin

Our gross profit margin was 23.0% and 25.0% during the three months ended June 30, 2018 and 2017, respectively.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $3.9 million, or 7.2%, from $55.1 million during the three months ended June 30, 2017 to $59.0 million during the three months ended June 30, 2018. This increase is primarily driven by increased investments into the infrastructure of the Company for operational improvements during the current quarter. As a percentage of gross profit, selling, general, and administrative expenses increased to 91.0% for the three months ended June 30, 2018 compared to 78.6% for the three months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased by $0.3 million, or 10.4%, from $3.2 million during the three months ended June 30, 2017 to $3.5 million during the three months ended June 30, 2018. This increase is related to the growth in property and equipment, primarily internal-use software.

Change in fair value of contingent consideration

Expense from the change in the fair value of contingent consideration decreased by $1.9 million from $1.9 million during the three months ended June 30, 2017 to $0.0 million during the three months ended June 30, 2018. The decrease in expense from the change in the fair value of the contingent liability is driven by the settlement of the EYELEVEL liability during the third quarter of 2017.

Income from operations

Income from operations decreased by $7.6 million from $9.9 million during the three months ended June 30, 2017 to $2.4 million during the three months ended June 30, 2018. As a percentage of revenue, income from operations was 0.8% and 3.5% during the three months ended June 30, 2018 and 2017, respectively. As a percentage of gross profit, income from operations was 3.6% and 14.2% during the three months ended June 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Other expense

Other expense decreased by $0.1 million from $2.2 million for the three months ended June 30, 2017 to $2.1 million during the three months ended June 30, 2018. This decrease in expense was primarily driven by foreign currency impacts on balances denominated in foreign currencies, including intercompany loans, caused by exchange rate changes in the euro, Brazilian real, and certain other currencies.

Income tax expense

Income tax expense decreased by $2.8 million from $3.4 million during the three months ended June 30, 2017 to $0.6 million during the three months ended June 30, 2018. Our effective tax rate was 198.4% and 43.5% for the three months ended June 30, 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors, including a write-off of a deferred tax asset for stock-based compensation due to the expiration of unexercised stock options. In addition, the effective tax rate in the three months ended June 30, 2017 was affected by the fair value changes to contingent consideration. Excluding the impact of these losses without corresponding tax benefits, the fair value changes to contingent consideration for the three months ended June 30, 2017, and the other discrete factors, the effective tax rate was 30.4% and 30.8% in the three months ended June 30, 2018 and 2017, respectively.

Net (loss) income

Net (loss) income decreased by $4.7 million, or 106.8%, from net income of $4.4 million during the three months ended June 30, 2017 to a $0.3 million net loss during the three months ended June 30, 2018. Net (loss) income as a percentage of revenue was (0.1)% and 1.6% during the three months ended June 30, 2018 and 2017, respectively. Net (loss) income as a percentage of gross profit was (0.5)% and 6.2% during the three months ended June 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Diluted (loss) earnings per share

	Three Months Ended June 30,
	2018	2017
(in thousands, except per share data)		(as restated)
Net (loss) income	$(299)	$4,374
Denominator for dilutive earnings per share	51,770	55,189
Diluted (loss) earnings per share	$(0.01)	$0.08

Diluted (loss) earnings per share decreased by $0.09 from $0.08 per share during the three months ended June 30, 2017 to $(0.01) per share during the three months ended June 30, 2018.

Comparison of six months ended June 30, 2018 and 2017

Revenue

Our revenue by segment for each of the periods presented was as follows:

	Six Months Ended June 30,
	2018	% of Total	2017	% of Total
(dollars in thousands)			(as restated)	(as restated)
North America	$384,012	69.0%	370,005	68.0%
International	172,494	31.0%	174,466	32.0%
Revenue from third parties	$556,506	100.0%	544,471	100.0%

North America

North America revenue increased by $14.0 million, or 3.8%, from $370.0 million during the six months ended June 30, 2017 to $384.0 million during the six months ended June 30, 2018. This increase in revenue is driven primarily by organic growth from new accounts added during the last 12 to 18 months.

International

International revenue decreased by $2.0 million, or 1.1%, from $174.5 million during the six months ended June 30, 2017 to $172.5 million during the six months ended June 30, 2018. This decrease in revenue is driven primarily by foreign currency impacts.

Cost of goods sold

Our cost of goods sold increased by $15.8 million, or 3.9%, from $409.7 million during the six months ended June 30, 2017 to $425.6 million during the six months ended June 30, 2018. Our cost of goods sold as a percentage of revenue was 76.5% and 75.3% during the six months ended June 30, 2018 and 2017, respectively.

Gross profit margin

Our gross profit margin was 23.5% and 24.7% during the six months ended June 30, 2018 and 2017, respectively. This decrease was primarily driven by the client mix of revenue and by short-term operational challenges in select accounts in North America.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $11.5 million, or 10.6%, from $108.7 million during the six months ended June 30, 2017 to $120.2 million during the six months ended June 30, 2018. This increase is primarily driven by increased investments into the infrastructure of the Company for operational improvements during the current year. As a percentage of gross profit, selling, general, and administrative expenses increased to 91.8% for the six months ended June 30, 2018 compared to 80.6% for the six months ended June 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased by $1.1 million, or 17.9%, from $6.1 million during the six months ended June 30, 2017 to $7.2 million during the six months ended June 30, 2018. This increase is related to the growth in property and equipment, primarily internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $0.8 million from $0.8 million during the six months ended June 30, 2017 to $0.0 million during the six months ended June 30, 2018. The decrease in expense from the change in the fair value of the contingent liability is driven by the settlement of the EYELEVEL liability during the third quarter of 2017.

Income from operations

Income from operations decreased by $15.6 million from $19.2 million during the six months ended June 30, 2017 to $3.6 million during the six months ended June 30, 2018. As a percentage of revenue, income from operations was 0.6% and 3.5% during the six months ended June 30, 2018 and 2017, respectively. As a percentage of gross profit, income from operations was 2.7% and 14.2% during the six months ended June 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Other expense

Other expense increased by $1.0 million from $3.4 million for the six months ended June 30, 2017 to $4.4 million for the six months ended June 30, 2018. The increase was primarily driven by a $1.1 million increase in interest expense.

Income tax expense

Income tax expense decreased by $4.5 million from $5.7 million during the six months ended June 30, 2017 to $1.2 million during the six months ended June 30, 2018. Our effective tax rate was (145.7)% and 36.3% for the six months ended June 30, 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors, including a write-off of a deferred tax asset for stock-based compensation due to the expiration of unexercised stock options. In addition, the effective tax rate in the six months ended June 30, 2017 was affected by the fair value changes to contingent consideration. Excluding the impact of these losses without corresponding tax benefits, the fair value changes to contingent consideration for the six months ended June 30, 2017, and other discrete factors, the effective tax rate was 25.0% and 31.9% in the six months ended June 30, 2018 and 2017, respectively.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the second quarter of 2017, the valuation allowance balance was decreased for a Peruvian valuation allowance adjustment. The Company believes sufficient positive evidence exists to release the valuation allowance, therefore, the Company adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the six months ended June 30, 2017. There were no material valuation adjustments for the six months ended June 30, 2018. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net (loss) income

Net (loss) income decreased by $12.0 million, or 119.7%, from net income of $10.1 million during the six months ended June 30, 2017 to a net loss of $2.0 million during the six months ended June 30, 2018. Net (loss) income as a percentage of revenue was (0.4)% and 1.8% during the six months ended June 30, 2018 and 2017, respectively. Net (loss) income as a percentage of gross profit was (1.5)% and 7.5% during the six months ended June 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Diluted (loss) earnings per share

	Six Months Ended June 30,
	2018	2017
(in thousands, except per share data)		(as restated)
Net (loss) income	$(1,983)	$10,052
Denominator for dilutive earnings per share	52,738	55,070
Diluted (loss) earnings per share	$(0.04)	$0.18

Diluted (loss) earnings per share decreased from income of $0.18 per share during the six months ended June 30, 2017 to a loss of $0.04 per share during the six months ended June 30, 2018.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities, and professional fees relating to ASC 606 implementation and restatement of prior period financial statements, executive search expenses, and other expenses related to investment in operational and financial process improvements itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net (loss) income is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows:

	Three Months Ended June 30,
	2018	% of Total	2017	% of Total
(dollars in thousands)			(as restated)	(as restated)
North America	$18,372	224.4%	$18,305	111.0%
International	2,049	25.0	6,681	40.5
Other(1)	(12,235)	(149.5)	(8,493)	(51.5)
Adjusted EBITDA	$8,186	100.0%	$16,493	100.0%

	Six Months Ended June 30,
	2018	% of Total	2017	% of Total
(dollars in thousands)			(as restated)	(as restated)
North America	$35,588	229.1%	36,987	127.5%
International	4,140	26.6	9,552	32.9
Other (1)	(24,193)	(155.7)	(17,537)	(60.5)
Adjusted EBITDA	$15,535	100.0%	29,002	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended June 30, 2018 and 2017. Adjusted EBITDA decreased by $8.3 million, or 50.4%, from $16.5 million during the three months ended June 30, 2017 to $8.2 million during the three months ended June 30, 2018. North America Adjusted EBITDA increased by $0.1 million, or 0.4%, from $18.3 million during the three months ended June 30, 2017 to $18.4 million during the three months ended June 30, 2018. International Adjusted EBITDA decreased by $4.6 million, or 69.3%, from $6.7 million during the three months ended June 30, 2017 to $2.0 million during the three months ended June 30, 2018 primarily due to increased selling, general, and administrative expenses. Other Adjusted EBITDA decreased by $3.7 million, or 44.1%, from a loss of $8.5 million during the three months ended June 30, 2017 to a loss of $12.2 million during the three months ended June 30, 2018 due to increased investments into the infrastructure of the Company through operational improvements.

Comparison of six months ended June 30, 2018 and 2017. Adjusted EBITDA decreased by $13.5 million, or 46.4%, from $29.0 million during the six months ended June 30, 2017 to $15.5 million during the six months ended June 30, 2018. North America Adjusted EBITDA decreased $1.4 million, or 3.8%, from $37.0 million during the six months ended June 30, 2017 to $35.6 million during the six months ended June 30, 2018 due to increased selling, general, and administrative expenses. International Adjusted EBITDA decreased by $5.4 million, or 56.7%, from $9.6 million during the six months ended June 30, 2017 to $4.1 million during the six months ended June 30, 2018 due to increased selling, general, and administrative expenses and decreased gross profit. Other Adjusted EBITDA decreased by $6.7 million, or 38.0%, from a loss of $17.5 million during the six months ended June 30, 2017 to a loss of $24.2 million during the six months ended June 30, 2018 due to increased investments into the infrastructure of the Company through operational improvements.

The table below provides a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Net (loss) income	$(299)	$4,374	$(1,983)	$10,052
Income tax expense	603	3,362	1,176	5,716
Interest income	(54)	(12)	(115)	(46)
Interest expense	1,517	1,038	3,085	2,041
Other, net	588	1,164	1,433	1,388
Depreciation and amortization	3,514	3,182	7,173	6,086
Stock-based compensation expense	1,406	1,503	2,823	2,921
Change in fair value of contingent consideration	—	1,884	—	844
Professional fees related to ASC 606 implementation	60	—	1,092	—
Executive search fees	$234	$—	$234	$—
Restatement-related professional fees	$537	$—	$537	$—
Other professional fees	$80	$—	$80	$—
Non-GAAP Adjusted EBITDA	$8,186	$16,493	$15,535	$29,002

Adjusted Diluted (Loss) Earnings Per Share

Adjusted diluted (loss) earnings per share, which represents net (loss) income, with the addition of the change in the fair value of contingent consideration liabilities and professional fees related to ASC 606 implementation costs and restatement of prior period financial statements, executive search expenses, and other expenses related to investment in operational and financial process improvements divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Net (loss) income	$(299)	$4,374	$(1,983)	$10,052
Change in fair value of contingent consideration	—	1,884	—	844
Czech exit from exchange rate commitment, net of tax	—	294	—	294
Professional fees related to ASC 606 implementation, net of tax	$45	$—	$819	$—
Executive search fees, net of tax	$176	$—	$176	$—
Restatement-related professional fees, net of tax	$403	$—	$403	$—
Other professional fees, net of tax	$60	$—	$60	$—
Adjusted net income (loss)	$385	$6,552	$(526)	$11,190
Weighted-average shares outstanding, diluted	52,528	55,189	52,738	55,070
Non-GAAP diluted earnings (loss) per share	$0.01	$0.12	$(0.01)	$0.20

Comparison of three months ended June 30, 2018 and 2017. Adjusted diluted (loss) earnings per share decreased by $0.11 from $0.12 during the three months ended June 30, 2017 to $0.01 during the three months ended June 30, 2018. This decrease is primarily attributable to increased selling, general, and administrative expenses as discussed above.

Comparison of six months ended June 30, 2018 and 2017. Adjusted diluted (loss) earnings per share decreased by $0.21 from $0.20 during the six months ended June 30, 2017 to $(0.01) during the six months ended June 30, 2018. This decrease is primarily attributable to increased selling, general, and administrative expenses as discussed above.

Liquidity and Capital Resources

At June 30, 2018, we had $28.3 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2018 was $22.6 million and consisted of a net (loss) of $(2.0) million, offset by $10.7 million of non-cash items and by $13.9 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $21.6 million, an increase in inventory of $0.1 million, a decrease in prepaid expenses and other assets of $9.4 million and an increase in accrued expenses and other liabilities of $1.6 million, all of which were partially offset by a decrease in accounts payable of $18.7 million.

Cash used in operating activities for the six months ended June 30, 2017 was $(2.3) million and consisted of net income of $10.1 million and $10.0 million of non-cash items, offset by $22.4 million used by working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $26.6 million, a decrease in inventory of $1.9 million and an increase in accounts payable of $3.4 million, offset by a decrease in accrued expenses and other liabilities of $(0.1) million.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2018 of $5.5 million was entirely attributable to capital expenditures.

Cash used in investing activities for the six months ended June 30, 2017 of $7.0 million was entirely attributable to capital expenditures.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2018 of $18.0 million was primarily attributable to net repayments under the revolving credit facility of $8.6 million, repurchases of common stock of $25.7 million and $(0.6) million in net short-term secured repayments.

Cash provided by financing activities for the six months ended June 30, 2017 of $1.3 million was primarily attributable to net borrowings under the revolving credit facility of $11.5 million, offset by repurchases of common stock of $10.0 million.

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

During the six months ended June 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the three months ended June 30, 2018, the Company repurchased 1,735,983 shares of its common stock for $16.9 million in the aggregate at an average cost of $9.75 per share under this program. During the six months ended June 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share under this program. During the three months ended June 30, 2017, the Company repurchased 459,030 shares of its common stock for $4.6 million in the aggregate at an average cost of $9.91 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

An additional 69,520 shares of common stock were repurchased to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $724,616 at an average cost of $10.42 per share for the six months ended June 30, 2018.

Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of August 13, 2018, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million in the aggregate with a maturity date of September 25, 2019 and provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 125-250 basis point spread for letter of credit fees and loans based on the Eurodollar rate and 25-150 basis point spread for loans based on the base rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The Credit Agreement requires the Company to maintain a leverage ratio of no more than 4.0 to 1.0 for the trailing twelve months ended June 30, 2018 and a leverage ratio of no more than 3.0 to 1.0 for each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of June 30, 2018. See Note 13 for further discussion on the Company's plans to refinance the Credit Agreement.

At June 30, 2018, we had $18.0 million of unused availability under the Credit Agreement and $0.6 million of letters of credit which have not been drawn upon.

On February 22, 2016, we entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support our ongoing working capital needs. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by our assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made us. At June 30, 2018, the Company had $4.4 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $26.2 million and $28.6 million of foreign cash and cash equivalents as of June 30, 2018 and December 31, 2017, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

With the exception of the current classification of the credit facility discussed in Note 13 in the Notes to Consolidated Financial Statements, there have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2017, under the caption “Contractual Obligations.”

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2018 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Brazilian real, Peruvian nuevo sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the six months ended June 30, 2018, we derived approximately 30.9% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2018.

Material Weaknesses and Related Remediation Efforts

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K/A (the "Form 10-K/A"), as of December 31, 2017, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2017, because of the material weaknesses described therein, as summarized below.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the six months ended June 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program.

The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2018 (in thousands, except per share amounts).

Period	Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
4/1/18-4/30/18	1,736	$9.82	1,736	1,054
5/1/18-5/31/18	—	9.88	—	1,211
6/1/18-6/30/18	70	10.42	—	1,225
Total	1,806	$9.84	1,736

(1)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

(2)	Includes 69,520 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 5    Other Information

On August 13, 2018, the Company entered into an amendment (the “Sixth Amendment”) to its Credit Agreement, dated as of August 2, 2010, by and among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”).  The Sixth Amendment amends the Credit Agreement effective as of June 30, 2018 to increase the maximum leverage ratio from 3.0 to 1.0 to 4.0 to 1.0 for the trailing twelve months ended June 30, 2018.

The foregoing description of the Sixth Amendment does not purport to be complete and is qualified in its entirety by reference to the Sixth Amendment, which is attached hereto as Exhibit 10.1 and incorporated herein by reference.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	Sixth Amendment to Credit Agreement, dated as of August 13, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 14, 2018	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: August 14, 2018	By:	/s/ Charles D. Hodgkins III
Charles D. Hodgkins III
Interim Chief Financial Officer