Form 10-Q
period 2018-09-30
INNERWORKINGS INC
filed 2018-11-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒    No:   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:   ☒      No:   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐	Smaller reporting company: ☐
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

As of November 5, 2018, the Registrant had 51,783,015 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Revenue	$270,850	$288,523	$827,356	$832,994
Cost of goods sold	206,808	216,602	632,376	626,323
Gross profit	64,042	71,921	194,980	206,671
Operating expenses:
Selling, general and administrative expenses	56,142	57,186	176,312	165,855
Depreciation and amortization	3,265	3,317	10,438	9,403
Change in fair value of contingent consideration	—	(167)	—	677
Goodwill impairment	27,887	—	27,887	—
Intangible and long-lived asset impairment	16,818	—	16,818	—
Restructuring charges	3,142	—	3,142	—
(Loss) income from operations	(43,212)	11,585	(39,617)	30,736
Other income (expense):
Interest income	19	31	135	77
Interest expense	(1,769)	(1,198)	(4,854)	(3,239)
Other, net	(301)	426	(1,734)	(962)
Total other expense	(2,051)	(741)	(6,453)	(4,124)
(Loss) income before income taxes	(45,263)	10,844	(46,070)	26,612
Income tax (benefit) expense	(326)	3,728	851	9,444
Net (loss) income	$(44,937)	$7,116	$(46,921)	$17,168

Basic (loss) earnings per share	$(0.87)	$0.13	$(0.90)	$0.32
Diluted (loss) earnings per share	$(0.87)	$0.13	$(0.90)	$0.31

Comprehensive (loss) income	$(46,646)	$9,284	$(50,872)	$25,196

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
Assets	(unaudited)	(as restated)
Current assets:
Cash and cash equivalents	$27,595	$30,562
Accounts receivable, net of allowance for doubtful accounts of $2,949 and $3,534, respectively	188,744	205,386
Unbilled revenue	59,961	50,016
Inventories	57,164	40,694
Prepaid expenses	21,494	18,565
Other current assets	43,005	37,865
Total current assets	397,963	383,088
Property and equipment, net	79,320	36,714
Intangibles and other assets:
Goodwill	170,652	199,946
Intangible assets, net	10,405	27,563
Deferred income taxes	931	691
Other non-current assets	2,512	1,636
Total intangibles and other assets	184,500	229,836
Total assets	$661,783	$649,638
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$161,389	$141,164
Accrued expenses	35,539	34,391
Deferred revenue	17,725	17,620
Revolving credit facility - current (See Note 13)	12,979	—
Other current liabilities	21,535	24,078
Total current liabilities	249,167	217,253
Revolving credit facility - non-current	138,447	128,398
Financing obligation - build to suit	42,900	—
Deferred income taxes	12,143	12,043
Other non-current liabilities	7,230	7,399
Total liabilities	449,887	365,093
Commitments and contingencies (See Note 12)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,434 and 64,075 shares issued, and 51,746 and 54,055 shares outstanding, respectively	6	6
Additional paid-in capital	238,385	235,199
Treasury stock at cost, 12,688 and 10,020 shares, respectively	(81,471)	(55,873)
Accumulated other comprehensive loss	(23,180)	(19,229)
Retained earnings	78,156	124,442
Total stockholders' equity	211,896	284,545
Total liabilities and stockholders' equity	$661,783	$649,638

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017 (as restated)	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(46,921)	(46,921)
Total other comprehensive loss, net of tax						(3,951)		(3,951)
Comprehensive loss								(50,872)
Issuance of common stock upon exercise of stock awards	359	—			(438)			(438)
Acquisition of treasury shares			2,668	(25,598)				(25,598)
Stock-based compensation expense					3,624			3,624
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance at September 30, 2018	64,434	$6	12,688	$(81,471)	$238,385	$(23,180)	$78,156	$211,896

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
		(as restated)
Cash flows from operating activities
Net (loss) income	$(46,921)	$17,168
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	10,438	9,403
Stock-based compensation expense	3,624	5,296
Deferred income taxes	—	448
Bad debt provision	888	268
Implementation cost amortization	344	—
Change in fair value of contingent consideration	—	677
Goodwill impairment	27,887	—
Intangible and long-lived asset impairment	16,818	—
Other operating activities	(189)	157
Change in assets:
Accounts receivable and unbilled revenue	5,810	(35,732)
Inventories	(16,469)	(17,726)
Prepaid expenses and other assets	(7,903)	(10,567)
Change in liabilities:
Accounts payable	20,350	7,395
Accrued expenses and other liabilities (See Note 3)	(4,572)	6,474
Net cash provided by (used in) operating activities	10,105	(16,739)

Cash flows from investing activities
Purchases of property and equipment	(7,835)	(10,274)
Net cash used in investing activities	(7,835)	(10,274)

Cash flows from financing activities
Net borrowings from revolving credit facility	23,230	42,258
Net short-term secured borrowings	55	633
Repurchases of common stock	(25,689)	(10,041)
Payments of contingent consideration	—	(10,989)
Proceeds from exercise of stock options	416	1,824
Payment of debt issuance costs	(545)	—
Other financing activities	(746)	(850)
Net cash (used in) provided by financing activities	(3,279)	22,835

Effect of exchange rate changes on cash and cash equivalents	(1,958)	936
Decrease in cash and cash equivalents	(2,967)	(3,242)
Cash and cash equivalents, beginning of period	30,562	30,924
Cash and cash equivalents, end of period	$27,595	$27,682

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results to be expected for the full year ending December 31, 2018. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K/A filed with the SEC on July 27, 2018.

Restatement of Prior Period Financial Statements

As discussed in greater detail in Note 20 of the Company’s Form 10-K/A filed on July 27, 2018, the Company determined to restate its previously issued unaudited condensed consolidated financial statements for the quarterly periods within the years ended December 31, 2017 and 2016. The restatement corrected certain errors primarily related to the timing of the recognition of (i) revenue recognized for goods shipped and services performed and (ii) cost of goods sold for certain orders that were not recorded in the period in which the end product was sold to the customer and revenue was recognized. The condensed consolidated interim financial statements for the three and nine month periods ended September 30, 2017 presented herein include the impacts of the restatement on our condensed consolidated financial statements for such periods included in our previously reported Quarterly Report on Form 10-Q.

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

During the third quarter of 2018, the Company changed its reportable segments. The Company is now organized and managed by the chief operating decision maker for purposes of resource allocation and assessing performance as three operating segments: North America, EMEA and LATAM. The Company reflected the segment change as if it had occurred in all periods presented. See Note 15 for further information about the Company’s reportable segments.

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
Three and Nine Months Ended September 30, 2018

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

Argentinian Highly Inflationary Accounting

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian operations into U.S. dollars. As of September 30, 2018, the Company had a balance of net monetary assets denominated in ARS of approximately $44.0 million ARS, and the exchange rate was approximately $41 ARS per U.S. dollar.

During the three and nine-month periods ended September 30, 2018, the Company recorded $0.1 million of unfavorable currency impacts recorded within Other income (expense). For the three months ended September 30, 2018, the Company had revenue and gross margin of $0.6 million and $0.1 million, respectively at its Argentinian operations. For the nine months ended September 30, 2018, the Company had revenue and gross margin of $3.3 million and $0.4 million, respectively from its Argentinian operations.

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

Stock-Based Compensation

The Company accounts for stock-based compensation awards to employees and directors in accordance with ASC 718, Compensation – Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price on the grant date for restricted shares, restricted stock units and performance share units ("PSUs"). The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

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

Stock-based compensation cost recognized during the period is based on the full grant date fair value of the share-based payment awards adjusted for any forfeitures during the period for both employees and nonemployees.

The Company recorded stock-based compensation expense of $0.8 million and $2.4 million for the three months ended September 30, 2018 and 2017, respectively, and $3.6 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively.

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

In the first quarter of 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance was applied retrospectively and the impact of this adoption resulted in a $4.4 million increase in cash flows from financing activities and a corresponding decrease in cash flows from operating activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 due to contingent liability payments made in excess of the original liability recognized at the time of acquisition during that period.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

In third quarter of 2018, the Company early adopted ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred In A Cloud Computing Arrangement That Is A Service Contract, which amends the guidance in ASC 350, Intangibles - Goodwill and Other, to align a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs related to internal-use software. Capitalized costs for internal-use software are included in property and equipment, net in the condensed consolidated financial statements. The new guidance will be applied prospectively, and the impact of this adoption is not expected to have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 requires using a modified retrospective transition method and provides certain practical expedients. The Company is evaluating the impact of applying such practical expedients and accounting policy elections. The Company’s evaluation includes ASU No. 2018-11, Leases (Topic 842), Targeted Improvements, which permits an alternate transition method that does not require comparative periods to be presented in the financial statements in the period of adoption to be restated, as well as for lessors to not separate lease and revenue components. ASU 2016-02 is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods. Upon adoption, the Company’s financial statement disclosures will be expanded to present additional details of its leasing arrangements. At this time, the Company is unable to reasonably estimate the impact to the consolidated financial statements upon adoption.

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

In June 2018, the FASB issued ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2021, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2021 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company is evaluating the potential effects of the ASU on the consolidated financial statements.

2. Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605 Revenue Recognition. The following summarizes the significant changes in accounting treatment due to the adoption of the new revenue standard:

•
We recorded a net increase to opening retained earnings of $0.5 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to our capitalization of certain setup costs, inclusive of income tax effects. The details of the significant changes and quantitative impact of the changes for the three and nine months ended September 30, 2018 are disclosed below.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

•
The Company previously recognized setup costs related to new customers as selling, general and administrative expense when they were incurred. Under ASC 606, the Company capitalizes certain setup costs as costs to fulfill a contract and amortizes them consistently with the pattern of transfer of the good or service to which the asset relates.

•
The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of and for the three and nine months ended September 30, 2018 (in thousands, except per share data).

	As Reported September 30, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated balance sheet
Assets:
Other non-current assets	$2,512	$(619)	$1,893
Liabilities:
Deferred income taxes	12,143	(167)	11,976
Stockholders' equity:
Retained earnings	78,156	(452)	77,704

	As Reported Three Months Ended September 30, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$56,142	$(9)	$56,133
Loss from operations	(43,212)	9	(43,203)
Loss before income taxes	(45,263)	9	(45,254)
Income tax benefit	(326)	2	(324)
Net loss	(44,937)	7	(44,930)
Basic loss per share	$(0.87)	$—	$(0.87)
Diluted loss per share	$(0.87)	$—	$(0.87)

	As Reported Nine Months Ended September 30, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$176,312	$(30)	$176,282
Loss from operations	(39,617)	30	(39,587)
Loss before income taxes	(46,070)	30	(46,040)
Income tax expense	851	8	859
Net loss	(46,921)	23	(46,899)
Basic loss per share	$(0.90)	$—	$(0.90)
Diluted loss per share	$(0.90)	$—	$(0.90)

The adoption of ASC 606 had no impact on the Company’s cash flow from operations and only resulted in offsetting changes in classification in operating cash flows.

Nature of Goods and Services

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

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

Contract Balances

Contract liabilities were $17.7 million and $17.6 million as of September 30, 2018 and January 1, 2018, respectively, and are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by cash payments received or due in advance of satisfying our performance obligations as well as the recognition of a contract liability for projects where we have a right to payment (approximately $5.5 million), offset by $11.3 million of revenue recognized from the deferred revenue balance from January 1, 2018. There were no contract assets during the period.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2018. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company prior to adoption of ASC 606 or during the quarter ended September 30, 2018, are required to be capitalized. These costs primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Costs to Fulfill a Customer Contract

The Company capitalized certain setup costs related to new customers as fulfillment costs upon adoption of ASU 2014-09 and during the quarter ended September 30, 2018. The closing balance at September 30, 2018 was $0.6 million. Capitalized

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. In the three and nine months ended September 30, 2018, the amount of amortization was $0.1 million and $0.3 million, respectively, and there was no impairment loss in relation to the costs capitalized.

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

There were no contingent consideration obligations outstanding as of December 31, 2017 or September 30, 2018. During the three months ended September 30, 2017, the Company recorded (income) expense of $(0.2) million. During the nine months ended September 30, 2017, the Company recorded expense of $0.7 million. For the nine months ended September 30, 2017, $4.4 million of contingent consideration payments were reclassified from financing activities to operating activities in accordance with ASU 2016-15 (See Note 1) as they were not made soon after the acquisition date and deemed to be excess cash payments.

On June 30, 2017, the EYELEVEL acquisition reached the required performance measures at the end of its earnout period and the balance of the fair value of the contingent consideration liability was reclassified to due to seller. During the third quarter of 2017, the Company paid $17.7 million to settle the final balance owed to the sellers. As of September 30, 2017, all liabilities have been settled.

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of September 30, 2018 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2017	$170,685	$21,815	$7,447	$199,946
Foreign exchange impact	(33)	(1,037)	(338)	(1,407)
Goodwill impairment	—	(20,778)	(7,109)	(27,887)
Goodwill as of September 30, 2018	$170,652	$—	$—	$170,652

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

2018 Goodwill Impairment Charge

During the quarter ended September 30, 2018, the Company changed its segments (see Note 15) and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill.

The Company determined an enterprise value for its North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. The Company further compared the enterprise value of each reporting unit to their respective carrying value. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

In total, the Company recognized a $27.9 million non-cash, goodwill impairment charge during the third quarter of 2018, which is included in operating expenses in the condensed consolidated statement of operations. No tax benefit was recognized on such charge, and this charge had no impact on the Company’s cash flows or compliance with debt covenants. The Company previously recorded gross and accumulated impairment losses of $75.4 million resulting from prior period goodwill impairment tests.

The fair value estimates used in the goodwill impairment analysis required significant judgment. The Company's fair value estimates for the purposes of determining the goodwill impairment charge are considered Level 3 fair value measurements. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenues and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017	Weighted Average Life
Customer lists	$74,063	$74,615	14.4
Non-compete agreements	956	964	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,586	78,146
Less accumulated amortization	(67,181)	(50,583)
Intangible assets, net	$10,405	$27,563

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

Amortization expense related to these intangible assets was $0.9 million and $1.2 million for the three months ended September 30, 2018 and 2017, respectively, and $3.2 million and $3.7 million for the nine months ended September 30, 2018 and 2017, respectively.

The estimated amortization expense for the remainder of 2018 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2018	$567
2019	2,123
2020	2,022
2021	1,784
2022	1,408
Thereafter	2,501
$10,405

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

Intangible and Long-Lived Asset Impairment

During the quarter ended September 30, 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets.

In the third quarter of 2018, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment and are included in the accumulated amortization balance above. In the third quarter of 2018, the Company also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA segment.

6. Restructuring Activities

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. In connection with these actions, the Company expects to incur pre-tax cash restructuring charges of $8.0 million to $10.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $6.0 million to $8.0 million for employee severance and related benefits and $2.0 million for lease and contract terminations and other associated costs. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan is expected to be completed by the end of 2019.

For the three and nine months ended September 30, 2018, the Company recognized $3.1 million in restructuring charges.

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2018 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$—	$—	$—	$—
Charges	1,954	212	976	3,142
Cash payments	(216)	—	—	(216)
Non-cash settlements/adjustments	(305)		—	(305)
Balance at September 30, 2018	$1,433	$212	$976	$2,621

During the three and nine months ended September 30, 2018, the Company recorded the following restructuring costs within (income) loss from operations and (income) loss before income taxes (in thousands):

	North America	EMEA	LATAM	Total
For the Three and Nine Months Ended September 30, 2018
Restructuring charges	$1,666	$1,186	$290	$3,142

2015 Restructuring Plan

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

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

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2018 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$484	$—	$—	$484
Cash payments	(47)	—	—	(47)
Balance at September 30, 2018	$437	$—	$—	$437

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax ("BEAT"); a new provision that taxes U.S. allocated expenses (e.g., interest and general administrative expenses) and currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.3 million for the nine months ended September 30, 2018. During the quarter ended September 30, 2018, we recorded a $0.9 million tax benefit as an adjustment to the provisional transition tax estimate recorded as of December 31, 2017. We expect to finalize this amount during 2018.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 0.7% and 34.4% for the three months ended September 30, 2018 and 2017, respectively. The Company’s reported effective income tax rate was (1.8)% and 35.5% for the nine months ended September 30, 2018 and 2017, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors, including the goodwill impairment, a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options, and an adjustment to the provisional transition tax estimate. In addition, the effective tax rate for the three and nine months ended September 30, 2017 was affected by the fair value changes to contingent consideration

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. During the third quarter of 2017, we released a Peruvian valuation allowance, therefore, we adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the three and nine months ended September 30, 2017. There were no material valuation adjustments for the three and nine months ended September 30, 2018. Additionally, the Company

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

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

There were no dilutive effects during the three and nine months ended September 30, 2018 as a result of the net loss. During the three and nine months ended September 30, 2017, an aggregate of 1.2 million options and restricted common shares, in each of the periods presented, were excluded from the calculation as these options and restricted common shares were anti-dilutive. The computations of basic and diluted (loss) earnings per share for the three and nine months ended September 30, 2018 and 2017 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Numerator:
Net (loss) income	$(44,937)	$7,116	$(46,921)	$17,168

Denominator:
Weighted-average shares outstanding – basic	51,688	53,964	52,384	53,962
Effect of dilutive securities:
Employee and director share-based compensation	—	1,225	—	1,165
Weighted-average shares outstanding – diluted	51,688	55,189	52,384	55,127

Basic (loss) earnings per share	$(0.87)	$0.13	$(0.90)	$0.32
Diluted (loss) earnings per share	$(0.87)	$0.13	$(0.90)	$0.31

9. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(21,472)	$(15,090)
Other comprehensive (loss) income before reclassifications, net	(1,708)	2,168
Net current-period other comprehensive (loss) income	(1,708)	2,168
Balance, end of period	$(23,180)	$(12,922)

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

	Nine Months Ended September 30,
	2018	2017
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(19,229)	$(20,949)
Other comprehensive (loss) income before reclassifications, net	(3,951)	8,027
Net current-period other comprehensive (loss) income	(3,951)	8,027
	$(23,180)	$(12,922)

10. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended September 30, 2018 and 2017 was $0.4 million and $0.5 million, respectively, and $1.1 million and $1.3 million during the nine months ended September 30, 2018 and 2017, respectively. The amounts receivable from Arthur J. Gallagher & Co. were $0.3 million and $0.2 million as of September 30, 2018 and December 31, 2017, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three and nine months ended September 30, 2018 was $2.9 million and $6.9 million, respectively. The amounts receivable from Enova were $1.0 million and $0.1 million as of September 30, 2018 and December 31, 2017, respectively.

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

The book value of the debt under the Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 28, 2018 and further discussed in Note 13, is considered to approximate its fair value as of September 30, 2018 as the interest rates are considered in line with current market rates. This valuation method utilizes Level 1 inputs.

12. Commitments and Contingencies

Financing Obligation - Build to Suit Leases

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

During the third quarter of 2018, construction for the Portland, Oregon and Blue Ash, Ohio warehouse and office facilities for the Company's North America operations was completed. The Company was previously deemed the accounting owner of these facilities during construction, and now that the construction is complete, the Company evaluated both properties for sale‑leaseback accounting treatment under ASC 840, Leases.

Based on such analyses, the Company determined that the Blue Ash, Ohio location qualified for sale-leaseback accounting treatment, whereas the Portland, Oregon location did not qualify for sale-leaseback accounting treatment. For the Blue Ash property, the Company de-recognized the related construction-in-progress asset and the corresponding financing obligation from its balance sheet as of September 30, 2018. For normal tenant improvements funded by the Company, a leasehold improvement asset of $0.3 million was recorded in Property and equipment, net as of September 30, 2018.

For the Portland property, the building was reclassified to buildings within Property and equipment, net. All future rent payments on the Portland lease will be treated as debt service payments on the financing obligation. As of September 30, 2018, $9.0 million, was included in Property and equipment, net for the Portland facility. A corresponding liability (under the finance method) of $8.9 million was included in Financing obligation - build-to-suit leases as of September 30, 2018. The Company included $0.3 million related to the Portland location in the income statement during the three and nine months ended September 30, 2018.

The Company has also entered into lease arrangements to make certain improvements to recently constructed buildings in Prague, Czech Republic to be used as new warehouse and office space for the Company’s EMEA operations. As of September 30, 2018, the Prague warehouse and office locations are under construction and are expected to be completed during the fourth quarter of 2018.

According to ASC 840, the Company is deemed the accounting owner of the Prague facilities because the arrangements do not comply with the requirements for lessee involvement in construction guidance under ASC 840. Consequently, the fair value of the warehouse and office buildings, which was $35.6 million, was included in construction-in-process within Property and equipment, net as of September 30, 2018. As these lease arrangements were entered into in 2017, there was an out-of-period adjustment attributable to 2017 and the first and second quarters of 2018 due to timing of the application of build to suit lease accounting guidance.

The amounts recorded were based on actual construction costs incurred through September 30, 2018. A liability (under the finance method) of $33.9 million was included in Financing obligation - build-to-suit leases as of September 30, 2018, and accrued construction costs of $1.7 million were included in Accrued expenses as of September 30, 2018. The Company included $0.3 million related to the Prague locations in the income statement during the three and nine months ended September 30, 2018. Construction costs incurred through December 31, 2017, March 31, 2018 and June 30, 2018 were not deemed material to such periods.

In the nine months ended September 30, 2018, the Company had non-cash investing activities of $44.6 million and non-cash financing activities of $42.9 million related to such build to suit transactions.

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
Three and Nine Months Ended September 30, 2018

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

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., is currently pending before the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. The putative class seeks an unspecified amount of monetary damages as well as reimbursement of fees and costs, including reasonable attorneys’ fees, and other costs. The Company and individual defendants dispute the claims. On July 27, 2018, the Court appointed a lead plaintiff and lead counsel for the case.  Plaintiff’s counsel filed an amended complaint on September 25, 2018. The Company’s deadline for filing a motion to dismiss is November 26, 2018.

13. Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 28, 2018, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement.

The most recent amendment (i) extends the maturity date from September 25, 2019 to September 25, 2020, (ii) adjusts the applicable rate spreads charged for interest on outstanding loans and letters of credit, and (iii) increases the maximum leverage ratio to which the Company is subject for the trailing twelve months ended September 30, 2018 and for the trailing twelve months ending December 31, 2018.

The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.00 to 1.0 to 4.25 to 1.0 for the trailing twelve months ended September 30, 2018, and from 3.00 to 1.0 to 3.50 to 1.0 for the trailing twelve months ending December 31, 2018. The maximum leverage ratio is 3.00 to 1.0 for the trailing twelve months ending March 31, 2019 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of September 30, 2018.

At September 30, 2018, the Company had $3.6 million of unused availability under the Credit Agreement and $0.5 million of letters of credit which have not been drawn upon. The outstanding revolving credit facility - noncurrent was $138.4 million and $128.4 million as of September 30, 2018 and December 31, 2017, respectively, and the revolving credit facility - current was $13.0 million and $0.0 million as of September 30, 2018 and December 31, 2017, respectively.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At September 30, 2018, the Company had $4.5 million of unused availability under the Facility.

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

During the nine months ended September 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the three months ended September 30, 2018, the Company did not repurchase any shares of its common stock under this program. During the nine months ended September 30, 2017, the Company repurchased 1,028,654 shares of its common stock for $10.0 million in the aggregate at an average cost of $9.76 per share. During the three months ended September 30, 2017, the Company did not repurchase any shares of its common stock under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

15. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker ("CODM"), manages the segments, evaluates financial results, and makes key operating decisions. During the third quarter of 2018, the Company changed its reportable segments. The Company is now organized and managed by the CODM as three operating segments: North America, EMEA and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia; and the LATAM segment includes operations in Mexico, Central America, and South America. Other consists of intersegment eliminations, shared service activities, and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other. We have reflected the segment change as if it had occurred in all periods presented.

Management evaluates the performance of its operating segments based on revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related expenses, business development realignment, obsolete retail inventory writeoff, change in fair value of contingent consideration, professional fees related to ASC 606 implementation, executive search expenses, restatement of prior period financial statements, and other expenses related to investment in operational and financial process improvements. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable segments and Other for the three and nine month periods noted (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

	North America	EMEA	LATAM	Other	Total
Three Months Ended September 30, 2018:
Revenue from third parties	$181,363	$68,890	$20,597	$—	$270,850
Revenue from other segments	622	2,151	100	(2,873)	—
Total revenue	181,985	71,041	20,697	(2,873)	270,850
Adjusted EBITDA(1)	14,627	4,619	1,082	(8,085)	12,243

Three Months Ended September 30, 2017 (as restated):
Revenue from third parties	$199,086	$63,803	$25,634	$—	$288,523
Revenue from other segments	112	3,164	351	(3,627)	—
Total revenue	199,198	66,967	25,985	(3,627)	288,523
Adjusted EBITDA(1)	20,320	5,334	1,389	(8,918)	18,125

	North America	EMEA	LATAM	Other	Total
Nine Months Ended September 30, 2018:
Revenue from third parties	$565,243	$198,229	$63,884	$—	$827,356
Revenue from other segments	2,993	7,679	178	(10,850)	—
Total revenue	568,236	205,908	64,062	(10,850)	827,356
Adjusted EBITDA(1)	50,215	6,929	2,913	(32,278)	27,779

Nine Months Ended September 30, 2017 (as restated):
Revenue from third parties	$569,090	$193,468	$70,436	$—	$832,994
Revenue from other segments	3,012	10,481	1,024	(14,517)	—
Total revenue	572,102	203,949	71,460	(14,517)	832,994
Adjusted EBITDA(1)	57,305	12,775	3,500	(26,453)	47,127

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related expenses, business development realignment, obsolete retail inventory writeoff, change in fair value of contingent consideration, professional fees related to ASC 606 implementation, executive search expenses, restatement of prior period financial statements, and other expenses related to investment in operational and financial process improvements is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Nine Months Ended September 30, 2018

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to (loss) income before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Adjusted EBITDA	12,243	18,125	27,779	47,127
Depreciation and amortization	(3,265)	(3,317)	(10,438)	(9,403)
Stock-based compensation expense	(801)	(2,375)	(3,624)	(5,296)
Goodwill impairment	(27,887)	—	(27,887)	—
Intangible and long-lived asset impairment	(16,818)	—	(16,818)	—
Restructuring charges	(3,142)	—	(3,142)	—
Senior leadership transition and other employee-related costs	(1,153)	—	(1,153)	—
Business development realignment	—	(715)	—	(715)
Obsolete retail inventory	(950)	—	(950)	—
Change in fair value of contingent consideration	—	167	—	(677)
Professional fees related to ASC 606 implementation	—	(300)	(1,092)	(300)
Executive search fees	—	—	(235)	—
Restatement-related professional fees	(1,358)	—	(1,895)	—
Other professional fees	(81)	—	(162)	—
(Loss) income from operations	(43,212)	11,585	(39,617)	30,736
Interest income	19	31	135	77
Interest expense	(1,769)	(1,198)	(4,854)	(3,239)
Other, net	(301)	426	(1,734)	(962)
(Loss) income before income taxes	$(45,263)	$10,844	$(46,070)	$26,612

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

As of September 30, 2018, we had approximately 2,100 employees and independent contractors in more than 26 countries. We organize our operations into three operating segments based on geographic regions: North America, EMEA and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia, and the LATAM segment includes operations in Mexico, Central America, and South America. In 2017, we generated global revenue from third parties of $780.5 million in the North America segment, $265.7 million in the EMEA segment, and $92.2 million in the LATAM segment. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets.

U.S Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that may affect our 2018 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax (“BEAT”); a new provision that taxes U.S. allocated expenses (e.g., interest and general administrative expenses) and currently taxes certain income from foreign operations (Global Intangible Low-Tax Income, or “GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation.

Certain impacts of the new legislation would have generally required accounting to be completed in the period of enactment, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation and we anticipate finalizing our accounting during 2018. While our accounting for the enactment of the new U.S. tax legislation is not complete, we have recorded an estimate of our full-year net GILTI cost in the amount of $0.3 million in the nine months ended September 30, 2018. During the quarter ended September 30, 2018, we recorded a $0.9 million tax benefit as an adjustment to the provisional transition tax estimate recorded as of December 31, 2017. We expect to finalize this adjustment during 2018.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin may be fixed by contract or may depend on prices negotiated on a job-by-job basis. Once the client accepts our pricing terms, the selling price is established, and we procure the product for our own account in order to re-sell it to the client. We generally take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us for the products and we invoice our client.

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

We accrue for commissions when we recognize the related revenue. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased to a net accrued commission amount of ($4.0) million as of September 30, 2018 from a net accrued commission amount of ($3.3) million as of December 31, 2017.

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

Comparison of three months ended September 30, 2018 and 2017

Revenue

Our revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	% of Total	2017	% of Total
			(as restated)	(as restated)
North America	$181,363	67.0%	$199,086	69.0%
EMEA	68,890	25.4	63,803	22.1
LATAM	20,597	7.6	25,634	8.9
Revenue from third parties	$270,850	100.0%	$288,523	100.0%

North America

North America revenue decreased by $17.7 million, or 8.9%, from $199.1 million during the three months ended September 30, 2017 to $181.4 million during the three months ended September 30, 2018. This decrease in revenue relates primarily to certain of the Company’s transactional and small customers.

EMEA

EMEA revenue increased by $5.1 million, or 8.0%, from $63.8 million during the three months ended September 30, 2017 to $68.9 million during the three months ended September 30, 2018. This increase in revenue is driven primarily by organic growth from new and existing customers.

LATAM

LATAM revenue decreased by $5.0 million, or 19.6%, from $25.6 million during the three months ended September 30, 2017 to $20.6 million during the three months ended September 30, 2018. This decrease in revenue is driven primarily by a decline in marketing spend by a few existing customers as well as foreign currency impacts.

Cost of goods sold

Our cost of goods sold decreased by $9.8 million, or 4.5%, from $216.6 million during the three months ended September 30, 2017 to $206.8 million during the three months ended September 30, 2018. Our cost of goods sold as a percentage of revenue was 76.4% and 75.1% during the three months ended September 30, 2018 and 2017, respectively.

Gross profit margin

Our gross profit margin was 23.6% and 24.9% during the three months ended September 30, 2018 and 2017, respectively. Gross profit margin was impacted by the client mix of revenue as well as the write-down of retail fixture inventory during the three months ended September 30, 2018.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $1.0 million, or 1.8%, from $57.2 million during the three months ended September 30, 2017 to $56.1 million during the three months ended September 30, 2018. This decrease was primarily driven by a decrease in certain employee compensation and incentive expenses partially offset by restructuring charges and nonrecurring expenses related to the restatement of prior period results. As a percentage of gross profit, selling, general, and administrative expenses increased to 87.7% for the three months ended September 30, 2018 compared to 79.5% for the three months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.1 million, or 1.6%, from $3.3 million during the three months ended September 30, 2017 to $3.3 million during the three months ended September 30, 2018.

Change in fair value of contingent consideration

Expense from the change in the fair value of contingent consideration decreased by $0.2 million from $0.2 million during the three months ended September 30, 2017 to $0.0 million during the three months ended September 30, 2018. The decrease in expense from the change in the fair value of the contingent liability is driven by the settlement of the EYELEVEL liability during the third quarter of 2017.

Goodwill impairment

During the quarter ended September 30, 2018, the Company changed its segments (see Note 15) and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill.

We determined an enterprise value for our North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. We further compared the enterprise value of each reporting unit to their respective carrying values. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively.

In total, we recognized a $27.9 million non-cash, goodwill impairment charge during the third quarter of 2018. No tax benefit was recognized on such charge, and this charge had no impact on the our cash flows or compliance with debt covenants.

Intangible and long-lived asset impairment

During the quarter ended September 30, 2018, we changed our reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets.

In the third quarter of 2018, we recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment. In the third quarter of 2018, we also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in EMEA.

Restructuring charges

On August 10, 2018, our Board of Directors approved a plan to reduce our cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of our determination that our selling, general and administrative costs were disproportionately high in relation to its revenues and gross profit. In connection with these actions, we expect to incur pre-tax cash restructuring charges of $8.0 million to $10.0 million and pre-tax non-cash restructuring charges of $0.4 million, the majority of which are expected to be recognized during 2018. Cash charges are expected to include $6.0 million to $8.0 million for employee severance and related benefits and $2.0 million for lease and contract terminations and other associated costs. The plan is expected to be completed by the end of 2019. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan is expected to be completed by the end of 2019. For the three months ended September 30, 2018, we recognized $3.1 million in restructuring charges.

(Loss) income from operations

(Loss) income from operations decreased by $54.8 million from income from operations of $11.6 million during the three months ended September 30, 2017 to a loss from operations of $43.2 million during the three months ended September 30, 2018. As a percentage of revenue, (loss) income from operations was (16.0)% and 4.0% during the three months ended September 30, 2018 and 2017, respectively. As a percentage of gross profit, (loss) income from operations was (67.5)% and 16.1% during the three months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to the goodwill, intangible and long-lived asset impairment charges, decreased gross profit and restructuring charges partially offset by the decrease in selling, general, and administrative expenses discussed above.

Other expense

Other expense increased by $1.3 million from $0.7 million for the three months ended September 30, 2017 to $2.1 million during the three months ended September 30, 2018. This increase in expense was primarily driven by an increase in interest expense.

Income tax (benefit) expense

Income tax expense decreased by $4.1 million from an expense of $3.7 million during the three months ended September 30, 2017 to a benefit of $0.3 million during the three months ended September 30, 2018. Our effective tax rate was 0.7% and 34.4% for the three months ended September 30, 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where the Company’s foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors including the goodwill impairment, a write-off of a deferred tax asset for stock-based compensation due to the expiration of unexercised stock options, and an adjustment to the provisional transition tax estimate. In addition, the effective tax rate in the three months ended September 30, 2017 was affected by the fair value changes to contingent consideration.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, we review the realizability of its deferred tax assets. During the third quarter of 2017, we released a Peruvian valuation allowance, therefore, we adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the three months ended September 30, 2017. There were no material valuation adjustments for the three months ended September 30, 2018. Additionally, we continue to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net (loss) income

Net (loss) income decreased by $52.1 million, or 731.5%, from net income of $7.1 million during the three months ended September 30, 2017 to a $(44.9) million net loss during the three months ended September 30, 2018. Net (loss) income as a percentage of revenue was (16.6)% and 2.5% during the three months ended September 30, 2018 and 2017, respectively. Net (loss) income as a percentage of gross profit was (70.2)% and 9.9% during the three months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to the decrease in (loss) income from operations and the increase in other expense, both of which are discussed above.

Diluted (loss) earnings per share

	Three Months Ended September 30,
	2018	2017
(in thousands, except per share data)		(as restated)
Net (loss) income	$(44,937)	$7,116
Denominator for dilutive earnings per share	51,688	55,189
Diluted (loss) earnings per share	$(0.87)	$0.13

Diluted (loss) earnings per share decreased by $1.00 from $0.13 per share during the three months ended September 30, 2017 to $(0.87) per share during the three months ended September 30, 2018.

Comparison of nine months ended September 30, 2018 and 2017

Revenue

Our revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2018	% of Total	2017	% of Total
			(as restated)	(as restated)
North America	$565,243	68.3%	$569,090	68.3%
EMEA	198,229	24.0	193,468	23.2
LATAM	63,884	7.7	70,436	8.5
Revenue from third parties	$827,356	100.0%	$832,994	100.0%

North America

North America revenue decreased by $3.8 million, or 0.7%, from $569.1 million during the nine months ended September 30, 2017 to $565.2 million during the nine months ended September 30, 2018. This decrease in revenue relates primarily to certain of the Company’s transactional and small customers.

EMEA

EMEA revenue increased by $4.8 million, or 2.5%, from $193.5 million during the nine months ended September 30, 2017 to $198.2 million during the nine months ended September 30, 2018. This increase in revenue is driven primarily by organic growth from new accounts added during the last 12 to 18 months and existing customers, as well as foreign currency impacts.

LATAM

LATAM revenue decreased by $6.6 million, or 9.3%, from $70.4 million during the nine months ended September 30, 2017 to $63.9 million during the nine months ended September 30, 2018. This decrease in revenue is driven primarily by a decline in marketing spend by a few existing customers as well as foreign currency impacts.

Cost of goods sold

Our cost of goods sold increased by $6.1 million, or 1.0%, from $626.3 million during the nine months ended September 30, 2017 to $632.4 million during the nine months ended September 30, 2018. Our cost of goods sold as a percentage of revenue was 76.4% and 75.2% during the nine months ended September 30, 2018 and 2017, respectively.

Gross profit margin

Our gross profit margin was 23.6% and 24.8% during the nine months ended September 30, 2018 and 2017, respectively. This decrease was primarily driven by the client mix of revenue and by short-term operational challenges in certain accounts in North America.

Selling, general, and administrative expenses

Selling, general, and administrative expenses increased by $10.5 million, or 6.3%, from $165.9 million during the nine months ended September 30, 2017 to $176.3 million during the nine months ended September 30, 2018. This increase was primarily driven by restructuring charges, nonrecurring expenses related to the restatement of prior period financial results, and increased investments into our infrastructure for operational improvements during the current year, which were partially offset by certain reduced employee compensation and incentive expenses. As a percentage of gross profit, selling, general, and administrative expenses increased to 90.4% for the nine months ended September 30, 2018 compared to 80.3% for the nine months ended September 30, 2017.

Depreciation and amortization

Depreciation and amortization expense increased by $1.0 million, or 11.0%, from $9.4 million during the nine months ended September 30, 2017 to $10.4 million during the nine months ended September 30, 2018. This increase is related to the growth in property and equipment, primarily internal-use software.

Change in fair value of contingent consideration

Expense from the change in fair value of contingent consideration decreased by $0.7 million from $0.7 million during the nine months ended September 30, 2017 to $0.0 million during the nine months ended September 30, 2018. The decrease in expense from the change in the fair value of the contingent liability is driven by the settlement of the EYELEVEL liability during the third quarter of 2017.

Goodwill impairment

During the quarter ended September 30, 2018, the Company changed its segments (see Note 15) and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill.

We determined an enterprise value for our North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. We further compared the enterprise value of each reporting unit to their respective carrying values. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively.

In total, we recognized a $27.9 million non-cash, goodwill impairment charge during the third quarter of 2018. No tax benefit was recognized on such charge, and this charge had no impact on the our cash flows or compliance with debt covenants.

Intangible and long-lived asset impairment

During the quarter ended September 30, 2018, we changed our reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets.

In the third quarter of 2018, we recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment. In the third quarter of 2018, we also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in EMEA.

Restructuring charges

On August 10, 2018, our Board of Directors approved a plan to reduce our cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of our determination that our selling, general and administrative costs were disproportionately high in relation to its revenues and gross profit. In connection with these actions, we expect to incur pre-tax cash restructuring charges of $8.0 million to $10.0 million and pre-tax non-cash restructuring charges of $0.4 million, the majority of which are expected to be recognized during 2018. Cash charges are expected to include $6.0 million to $8.0 million for employee severance and related benefits and $2.0 million for lease and contract terminations and other associated costs. The plan is expected to be completed by the end of 2019. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan is expected to be completed by the end of 2019. For the nine months ended September 30, 2018, we recognized $3.1 million in restructuring charges.

(Loss) income from operations

(Loss) income from operations decreased by $70.4 million from income from operations of $30.7 million during the nine months ended September 30, 2017 to a loss from operations of $39.6 million during the nine months ended September 30, 2018. As a percentage of revenue, (loss) income from operations was (4.8)% and 3.7% during the nine months ended September 30,

2018 and 2017, respectively. As a percentage of gross profit, (loss) income from operations was (20.3)% and 14.9% during the nine months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to decreased gross profit, increased selling, general, and administrative expenses, the goodwill intangible and long-lived asset impairment charges and restructuring charges discussed above.

Other expense

Other expense increased by $2.3 million from $4.1 million for the nine months ended September 30, 2017 to $6.5 million for the nine months ended September 30, 2018. The increase was primarily driven by a $1.6 million increase in interest expense.

Income tax expense

Income tax expense decreased by $8.6 million from $9.4 million during the nine months ended September 30, 2017 to $0.9 million during the nine months ended September 30, 2018. Our effective tax rate was (1.8)% and 35.5% for the nine months ended September 30, 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rates were impacted by losses in jurisdictions where our foreign entities have valuation allowances against deferred tax assets, as well as by other discrete factors including the goodwill impairment, a write-off of a deferred tax asset for stock-based compensation due to the expiration of unexercised stock options, and an adjustment to the provisional transition tax estimate. In addition, the effective tax rate in the three months ended September 30, 2017 was affected by the fair value changes to contingent consideration.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, we review the realizability of its deferred tax assets. During the third quarter of 2017, we released a Peruvian valuation allowance, therefore, we adjusted the valuation allowance by $0.8 million resulting in a $0.2 million benefit to income tax expense for the nine months ended September 30, 2017. There were no material valuation adjustments for the nine months ended September 30, 2018. Additionally, we continue to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

Net (loss) income

Net (loss) income decreased by $64.1 million, or 373.3%, from net income of $17.2 million during the nine months ended September 30, 2017 to a net loss of $46.9 million during the nine months ended September 30, 2018. Net (loss) income as a percentage of revenue was (5.7)% and 2.1% during the nine months ended September 30, 2018 and 2017, respectively. Net (loss) income as a percentage of gross profit was (24.1)% and 8.3% during the nine months ended September 30, 2018 and 2017, respectively. This decrease is primarily attributable to the increase in selling, general, and administrative expenses discussed above.

Diluted (loss) earnings per share

	Nine Months Ended September 30,
	2018	2017
(in thousands, except per share data)		(as restated)
Net (loss) income	$(46,921)	$17,168
Denominator for dilutive earnings per share	52,384	55,127
Diluted (loss) earnings per share	$(0.90)	$0.31

Diluted (loss) earnings per share decreased by $1.21 from income of $0.31 per share during the nine months ended September 30, 2017 to a loss of $0.90 per share during the nine months ended September 30, 2018.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related expenses, business development realignment, obsolete retail inventory writeoff, change in fair value of contingent consideration, professional fees related to ASC 606 implementation, executive search expenses, restatement of prior period financial statements, and other expenses related to investment in operational and financial process improvements itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended September 30,
	2018	% of Total	2017	% of Total
			(as restated)	(as restated)
North America	$14,627	119.5%	$20,320	112.1%
EMEA	4,619	37.7	5,334	29.4
LATAM	1,082	8.8	1,389	7.7
Other(1)	(8,085)	(66.0)	(8,918)	(49.2)
Adjusted EBITDA	$12,243	100.0%	$18,125	100.0%

	Nine Months Ended September 30,
	2018	% of Total	2017	% of Total
			(as restated)	(as restated)
North America	$50,215	180.8%	$57,305	121.6%
EMEA	6,929	24.9	12,775	27.1
LATAM	2,913	10.5	3,500	7.4
Other (1)	(32,278)	(116.2)	(26,453)	(56.1)
Adjusted EBITDA	$27,779	100.0%	$47,127	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended September 30, 2018 and 2017. Adjusted EBITDA decreased by $5.9 million, or 32.5%, from $18.1 million during the three months ended September 30, 2017 to $12.2 million during the three months ended September 30, 2018. North America Adjusted EBITDA decreased by $5.7 million, or 28.0%, from $20.3 million during the three months ended September 30, 2017 to $14.6 million during the three months ended September 30, 2018 due to a decrease in revenue and gross margin. EMEA Adjusted EBITDA decreased by $0.7 million, or 13.4%, from $5.3 million during the three months ended September 30, 2017 to $4.6 million during the three months ended September 30, 2018 due to increased selling, general and administrative expenses discussed above. LATAM Adjusted EBITDA decreased by $0.3 million, or 22.1%, from $1.4 million during the three months ended September 30, 2017 to $1.1 million during the three months ended September 30, 2018 due to a decrease in revenue. Other Adjusted EBITDA increased by $0.8 million, or 9.3%, from a loss of $8.9 million during the three months ended September 30, 2017 to a loss of $8.1 million during the three months ended September 30, 2018 primarily due to reduced employee compensation and incentive expenses.

Comparison of nine months ended September 30, 2018 and 2017. Adjusted EBITDA decreased by $19.3 million, or 41.1%, from $47.1 million during the nine months ended September 30, 2017 to $27.8 million during the nine months ended September 30, 2018. North America Adjusted EBITDA decreased $7.1 million, or 12.4%, from $57.3 million during the nine months ended September 30, 2017 to $50.2 million during the nine months ended September 30, 2018 due to increased selling, general, and administrative expenses. EMEA Adjusted EBITDA decreased by $5.8 million, or 45.8%, from $12.8 million during the nine months ended September 30, 2017 to $6.9 million during the nine months ended September 30, 2018 due to decreased gross profit and increased selling, general, and administrative expenses. LATAM Adjusted EBITDA decreased by $0.6 million, or 16.8%, from $3.5 million during the nine months ended September 30, 2017 to $2.9 million during the nine months ended September 30, 2018 due to increased selling, general, and administrative expenses and decreased gross profit. Other Adjusted EBITDA decreased by $5.8 million, or 22.0%, from a loss of $26.5 million during the nine months ended September 30, 2017 to a loss of $32.3 million during the nine months ended September 30, 2018 due to increased investments into the infrastructure of the Company through operational improvements.

The table below provides a reconciliation of Adjusted EBITDA to net (loss) income for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Net (loss) income	$(44,937)	$7,116	$(46,921)	$17,168
Income tax (benefit) expense	(326)	3,728	851	9,444
Interest income	(19)	(31)	(135)	(77)
Interest expense	1,769	1,198	4,854	3,239
Other, net	301	(426)	1,734	962
Depreciation and amortization	3,265	3,317	10,438	9,403
Stock-based compensation expense	801	2,375	3,624	5,296
Goodwill impairment	27,887	—	27,887	—
Intangible and long-lived asset impairment	16,818	—	16,818	—
Restructuring charges	3,142	—	3,142	—
Senior leadership transition and other employee-related costs	1,153	—	1,153	—
Business development realignment	—	715	—	715
Obsolete retail inventory	950	—	950	—
Change in fair value of contingent consideration	—	(167)	—	677
Professional fees related to ASC 606 implementation	—	300	1,092	300
Executive search fees	—	—	235	—
Restatement-related professional fees	1,358	—	1,895	—
Other professional fees	81	—	162	—
Non-GAAP Adjusted EBITDA	$12,243	$18,125	$27,779	$47,127

Adjusted Diluted (Loss) Earnings Per Share

Adjusted diluted (loss) earnings per share, which represents net (loss) income, with the addition of income tax (benefit) expense, interest income, interest expense, other, net, depreciation and amortization, stock-based compensation, goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related costs, business development realignment, obsolete retail inventory writeoff, the change in the fair value of contingent consideration liabilities, professional fees related to ASC 606 implementation costs and restatement of prior period financial statements, executive search expenses, and other expenses related to investment in operational and financial process improvements divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
		(as restated)		(as restated)
Net (loss) income	$(44,937)	$7,116	$(46,921)	$17,168
Czech exit from exchange rate commitment, net of tax	—	—	—	294
Goodwill impairment	27,887	—	27,887	—
Intangible and long-lived asset impairment, net of tax	14,037	—	14,037	—
Restructuring charges, net of tax	2,584	—	2,584	—
Senior leadership transition and other employee-related costs, net of tax	844	—	844	—
Business development realignment, net of tax	—	875	—	875
Change in fair value of contingent consideration	—	(167)	—	677
Obsolete retail inventory, net of tax	769	—	769	—
Professional fees related to ASC 606 implementation, net of tax	—	204	819	204
Executive search fees, net of tax	—	—	176	—
Restatement-related professional fees, net of tax	984	—	1,387	—
Other professional fees, net of tax	59	—	119	—
Adjusted net income	$2,227	$8,028	$1,701	$19,218
Weighted-average shares outstanding, diluted	51,992	55,189	53,017	55,127
Non-GAAP diluted earnings per share	$0.04	$0.15	$0.03	$0.35

Comparison of three months ended September 30, 2018 and 2017. Adjusted diluted (loss) earnings per share decreased by $0.11 from $0.15 during the three months ended September 30, 2017 to $0.04 during the three months ended September 30, 2018. This decrease is primarily attributable to decreased gross profit as discussed above.

Comparison of nine months ended September 30, 2018 and 2017. Adjusted diluted (loss) earnings per share decreased by $0.32 from $0.35 during the nine months ended September 30, 2017 to $0.03 during the nine months ended September 30, 2018. This decrease is primarily attributable to decreased gross profit and increased selling, general, and administrative expenses as discussed above.

Liquidity and Capital Resources

At September 30, 2018, we had $27.6 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the nine months ended September 30, 2018 was $10.1 million and consisted of a net (loss) of $(46.9) million, offset by $59.8 million of non-cash items and by $2.8 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts payable of $20.4 million, an increase in inventories of $16.5 million, and an increase in prepaid expenses and other assets of $7.9 million, all of which were partially offset by a decrease in accounts receivable and unbilled revenue of $5.8 million and a decrease in accrued expenses and other liabilities of $4.6 million.

Cash used in operating activities for the nine months ended September 30, 2017 was $16.7 million and consisted of net income of $17.2 million and $16.2 million of non-cash items, offset by $50.2 million used by working capital and other activities. The most significant on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $35.7 million, an increase in inventories of $17.7 million, an increase in prepaid expenses and other assets of $10.6 million, an increase in accounts payable of $7.4 million, and an increase in accrued expenses and other liabilities of $6.5 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2018 of $7.8 million was entirely attributable to capital expenditures.

Cash used in investing activities for the nine months ended September 30, 2017 of $10.3 million was entirely attributable to capital expenditures.

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2018 of $3.3 million was primarily attributable to net borrowings under the revolving credit facility of $23.2 million offset by repurchases of common stock of $25.7 million.

Cash provided by financing activities for the nine months ended September 30, 2017 of $22.8 million was primarily attributable to net borrowings under the revolving credit facility of $42.3 million, partially offset by payments of contingent consideration of $11.0 million and repurchases of common stock of $10.0 million.

Share Repurchase Program

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the nine months ended September 30, 2018, we repurchased 2,667,732 shares of our common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the three months ended September 30, 2018, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2017, we repurchased 1,028,654 shares of our common stock for $10.0 million in the aggregate at an average cost of $9.76 per share under this program. During the three months ended September 30, 2017, we did not repurchase any of our common stock. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of September 28, 2018, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement.

The most recent amendment (i) extends the maturity date from September 25, 2019 to September 25, 2020, (ii) adjusts the applicable rate spreads charged for interest on outstanding loans and letters of credit, and (iii) increases the maximum leverage ratio to which the Company is subject for the trailing twelve months ended September 30, 2018 and for the trailing twelve months ending December 31, 2018.

The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.00 to 1.0 to 4.25 to 1.0 for the trailing twelve months ended September 30, 2018, and from 3.00 to 1.0 to 3.50 to 1.0 for the trailing twelve months ending December 31, 2018. The maximum leverage ratio is 3.00 to 1.0 for the trailing twelve months ending March 31, 2019 and each period thereafter. The Company is also required to maintain an interest coverage ratio of no less than 5.0 to 1.0. The Company is in compliance with all debt covenants as of September 30, 2018.

At September 30, 2018, the Company had $3.6 million of unused availability under the Credit Agreement and $0.5 million of letters of credit which have not been drawn upon. The outstanding revolving credit facility - noncurrent was $138.4 million and $128.4 million as of September 30, 2018 and December 31, 2017, respectively, and the revolving credit facility - current was $13.0 million and $0.0 million as of September 30, 2018 and December 31, 2017, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At September 30, 2018, the Company had $4.5 million of unused availability under the Facility.

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

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $23.4 million and $28.6 million of foreign cash and cash equivalents as of September 30, 2018 and December 31, 2017, respectively, which are generally denominated in the local currency where the funds are held.

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

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with ASC 350, Intangibles-Goodwill and Other, goodwill is not amortized, but instead is tested for impairment annually or more frequently if circumstances indicate a possible impairment may exist. Absent any interim indicators of impairment, we test for goodwill impairment the first day of the fourth fiscal quarter of each year.

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

During the third quarter 2018, we performed an interim impairment assessment and concluded that the EMEA and LATAM reporting units were impaired. As a result, impairment charges of $20.8 million and $7.1 million were recorded in the EMEA and LATAM reporting units, respectively, during the three months ended September 30, 2018.

As of September 30, 2018, except for the new critical accounting policies for Revenue Recognition and Goodwill described above and the adoption of ASU 2014-09 disclosed herein, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2018 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Brazilian real, Peruvian nuevo sol, Mexican peso, Colombian peso and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2018, we derived approximately 31.7% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2018.

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

To remediate deficiencies in the controls over the compensation process, the Company has developed and is in the process of implementing controls to ensure that systems used for computing payroll, commission, and bonus expenses are updated with accurate data to reflect approved compensation arrangements.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the nine months ended September 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program.

The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2018 (in thousands, except per share amounts).

Period	Number of Shares Purchased (2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
7/1/18-7/31/18	—	$—	—	1,202
8/1/18-8/31/18	—	—	—	1,361
9/1/18-9/30/18	1	7.87	—	1,344
Total	1	$5.43	—

(1)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock.  The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

(2)	Includes 1,402 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1
Sixth Amendment to Credit Agreement, dated as of August 13, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 10-Q for the quarter ended June 30, 2018)

10.2
Seventh Amendment to Credit Agreement, dated as of September 28, 2018, by and among InnerWorkings, Inc., the guarantors party thereto, the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on October 2, 2018)

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

INNERWORKINGS, INC.

Date: November 9, 2018	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: November 9, 2018	By:	/s/ Charles D. Hodgkins III
Charles D. Hodgkins III
Interim Chief Financial Officer