Form 10-K
period 2018-12-31
INNERWORKINGS INC
filed 2019-03-19
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Yes   ☐    No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).        Yes   ☒     No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30th, 2018 the last business day of the registrant’s most recent completed second quarter, was $319,588,359 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 11, 2019, the registrant had 52,271,946 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A within 120 days of the end of its fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of more than 10,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

We were formed in 2001, commenced operations in 2002, and converted from a limited liability company to a Delaware corporation in 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2018, our annual revenue was $1.1 billion, and we operated in 67 global office locations.

We organize our operations into three segments based on geographic regions: North America, EMEA, and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia; and the LATAM segment includes operations in Mexico, Central America, and South America. We believe the opportunity exists to expand our business into new geographic markets. Our objective is to continue to increase our sales in the major markets in the United States and internationally. We intend to hire or acquire more account executives within close proximity to these large markets.

Industry Overview

Our business of providing marketing execution solutions primarily includes the procurement of marketing materials, branded merchandise, product packaging and retail displays. Based on external sources, we estimate the global market for marketing materials, product packaging, and retail displays, in aggregate, to be approximately $600 billion annually.

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

To become more competitive, many large corporations seek to focus on their core competencies and outsource non-core business functions, which typically include marketing execution. According to a recent industry report, the global business process outsourcing market for managed procurement is more than $250 billion.

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

Account executives act as the primary sales staff to our clients. Production managers manage the entire procurement process for our clients to ensure timely and accurate delivery of the finished product. For each order we receive, a production manager uses our technology to gather specifications, solicit bids from the optimal suppliers, establish pricing with the client, manage production and coordinate the purchase and delivery of the finished product.

Each client is assigned an account executive and one or more production managers, who develop relationships with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client's offices. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2018, we had approximately 650 production managers and account executives, including over 275 working on-site at our clients' offices.

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

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. For the years ended December 31, 2018, 2017, and 2016, our largest customer accounted for 5%, 5%, and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 27%, 28%, and 28% of our revenue in 2018, 2017, and 2016, respectively.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. Our services are provided under long-term contracts, purchase orders, or other contractual arrangements, and the scope and terms of these contracts vary by client.

Our Products and Services

We offer a full range of solutions to support the marketing execution needs of our clients. Our outsourced print management solution encompasses the design, sourcing and delivery of printed marketing materials such as direct mail, in-store signage and marketing collateral. We provide a similar outsourced solution for the design, sourcing and delivery of other categories in the marketing supply chain, such as branded merchandise and product packaging. We also assist clients with the management of events and promotions spending and related procurement needs. Our retail environments solution involves the design, sourcing and installation of point of sale displays, permanent retail fixtures and overall store design. We also offer on-site outsourced creative studio services and digital marketing services, including retail digital display solutions.

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

Our Supplier Network

Our global network of more than 10,000 suppliers includes graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms, fulfillment and distribution centers and manufacturers of displays and promotional items.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality, delivery and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings, and geographic proximity to a client or other criteria specified by our clients. In 2018, our top ten suppliers accounted for approximately 21% of our cost of goods sold and no supplier accounted for more than 3% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our account executives sell our marketing execution solutions to corporate clients. As of December 31, 2018, we had approximately 325 sales and account executives. Our agreements with our account executives require them to market and sell our solutions on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

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

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, intrusion detection software, password encryption and physical security, with access limited to authorized personnel. In addition to our security infrastructure, our system data is backed up and stored in a redundant facility on a daily basis to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our overall IT recovery ability and co-location facility semi-annually and test our back-up processes quarterly to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2018, we had approximately 2,100 employees and independent contractors in more than 27 countries. We consider our employee relations to be strong.

Our Website

Our website is http://www.inwk.com. We make available, free of charge through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities Exchange Commission ("SEC"). We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with or the furnishing of them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

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

We also compete with a number of management firms and brokers. Several of these competitors offer outsourced procurement services or enterprise software applications for the marketing industry. These competitors or new competitors that enter the market may also offer procurement services similar to and competitive with or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable industry experience. If our competitors are able to offer comparable services, we could lose clients and our market share could decline.

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

A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 27%, 28%, and 28% of our revenue during the years ended December 31, 2018, 2017, and 2016, respectively. Our largest client accounted for 5%, 5%, and 5% of our revenue in 2018, 2017, and 2016, respectively. We are likely to continue to experience ongoing client concentration, particularly if we are successful in attracting large clients. Moreover, there may be a loss or reduction in business from one or more of our large clients. It is also possible that revenue from these clients, either individually or as a group, may not reach or exceed historical levels in any future period. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

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

Aggregate revenue from outside of the United States represented 32%, 31%, and 33% of total revenue for the years ended December 31, 2018, 2017, and 2016, respectively. We intend to expand our global footprint, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions;

•
changes in and compliance with international and domestic laws and regulations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act and data privacy laws such as the General Data Protection Regulation;

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

Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect us.

In June 2016, a majority of voters in a national referendum in the United Kingdom voted to withdraw from the European Union ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw, and withdrawal negotiations began in June 2017. European Union rules provide for a two-year negotiation period, ending on March 29, 2019, unless an extension is agreed to by the parties. There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan. We conduct a portion of our business in both the United Kingdom and the European Union. In 2018, we generated 7.2% of our revenues in the United Kingdom and 8.4% in other countries within the European Union. Our supply chain depends on the free flow of goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets. If the United Kingdom leaves the European Union without a bilaterally approved agreement governing the United Kingdom’s relationship with the European Union, our supply chains for the United Kingdom and the European Union are likely to experience significant disruption and increased costs, which would adversely affect our business and results of operations.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance and supply chain economics.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China, Mexico and Canada. China is currently a leading global source of promotional marketing products, such as branded merchandise and barware, sold in the United States, and Canada supplies a substantial percentage of the pulp and paper used by the U.S. printing industry. In September 2018, the Office of the U.S. Trade Representative announced that the current U.S. administration would impose a 10% tariff on approximately $200 billion worth of imports from China into the United States, effective September 24, 2018, which is subject to increase if the United States and China are unable to reach a trade deal. Additionally, in November 2018, the United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA has been ratified by the Mexican Congress. The U.S. Congress is not expected to vote on the agreement until the third quarter of 2019, and approval by the Canadian Parliament is expected to follow United States approval.

It remains unclear what the U.S. administration or foreign governments, including China, will or will not do with respect to tariffs, NAFTA, USMCA or other international trade agreements and policies. A trade war, other governmental action related to tariffs or international trade agreements, changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the territories and countries where we currently do business or any resulting negative sentiments towards the United States could adversely affect our supply chain economics, consolidated revenue, earnings and cash flow.

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

In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and

Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. The impact of tax reform in the U.S. or other foreign tax law changes could result in an overall tax rate increase to our business.

If we are unable to retain and expand the number of our account executives or if a significant number of our account executives leave InnerWorkings, our ability to increase our revenues could be negatively impacted.

Our ability to expand our business will depend largely on our ability to attract and retain account executives with established client relationships. We rely on our core team of approximately 12 lead sales executives to win business from new, large clients. Competition for qualified account executives can be challenging and we may be unable to hire such individuals. Any difficulties we experience in expanding or retaining the number of our account executives could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.

In addition, we must properly incentivize our account executives to obtain new clients and maintain existing client relationships. If a significant number of our account executives leave InnerWorkings and take their clients with them, our revenue could be negatively impacted. Although we have entered into non-competition agreements with our account executives, we may need to litigate to enforce our rights under these agreements, which could be time-consuming, expensive and ineffective. A significant increase in the turnover rate among our current account executives could also increase our recruiting costs and decrease our operating efficiency and productivity, which could lead to a decline in the demand for our services. In addition, if members of our core team of sales executives leave InnerWorkings, our ability to develop new clients and grow our business may be adversely affected.

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

In this Annual Report on Form 10-K, we reported that management identified material weaknesses in our internal controls over financial reporting as of December 31, 2018. See “Item 9A. Controls and Procedures.”

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

Our future success will depend to a significant extent on the continued services of our current executive team, including Rich Stoddart our Chief Executive Officer, Don Pearson, our Chief Financial Officer, Oren Azar, our General Counsel, Renae Chorzempa, our Chief Human Resources Officer, and Ron Provenzano, our Head of Operations Excellence. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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

In general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. In 2018, 2017, and 2016, our revenue was $1,121.6 million, $1,138.4 million, and $1,094.4 million, respectively, and our top ten clients accounted for 27%, 28%, and 28%, respectively, of such revenue. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

Our ability to obtain financing or raise capital in the future may be limited and our failure to raise capital when needed could prevent us from growing.

We may in the future be required to raise capital through public or private financing or other arrangements. We also expect to refinance our Credit Agreement (as hereinafter defined). Such financing may not be available on acceptable terms, or at all, and our failure to raise capital when needed could harm our business. Furthermore, additional equity financing may dilute the interests of our common stockholders, and debt financing, if available, may involve restrictive covenants that could further restrict our business activities or our ability to execute our strategic objectives and could reduce our profitability. If we are unable to complete the refinancing of our Credit Agreement with a less restrictive leverage ratio, or to obtain additional amendments or waivers, we would likely exceed the maximum leverage ratio covenant within the next twelve months, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time, which could adversely affect our financial condition, operating results and cash flows. Additionally, if we cannot raise or borrow funds on acceptable terms, we may not be able to grow our business or respond to competitive pressures.

Our independent registered public accounting firm has expressed substantial doubt regarding our ability to continue as a going concern.

Our independent registered accounting firm’s report on our December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about our ability to continue as a going concern. The consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Based on our current operating plan, without the successful refinancing of our debt, we would not be able to meet our covenants beginning in the second quarter of 2019. Although we and our existing lenders have reached agreement to amend our existing revolving credit facility to modify the covenants applicable through the first quarter of 2019, there is no assurance that they would be willing to do so with respect to additional future periods.  If we are unable to successfully refinance our debt, and cannot further amend our existing revolving credit facility to modify the covenants for future periods, then our existing lenders would have a right to require repayment of our revolving credit facility, which could have a material adverse effect on our operations and financial condition.

If LIBOR ceases to exist after 2021, it may result in higher interest rates, which could result in higher interest expense.

The interest rates under our Credit Agreement are calculated using the London Inter-bank Offered Rate (“LIBOR”). We would expect that any refinanced indebtedness would bear interest on similar terms. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021, and it is unclear whether new methods of calculating LIBOR will be established. If LIBOR ceases to exist after 2021, it may result in higher interest rates. To the extent that these interest rates increase, our interest expense will increase, which could adversely affect our financial condition, operating results and cash flows.

We may not be able to successfully implement initiatives, including our restructuring activities, that reduce our cost structure while driving returns for clients and stockholders.

Achieving our long-term profitability goals depends significantly on our ability to control or reduce our operating costs. If we are not able to identify and implement initiatives that control or reduce costs and increase operating efficiency, or if the cost savings initiatives we have implemented to date do not generate expected cost savings, our financial results could be adversely impacted. Our efforts to control or reduce costs may include restructuring activities involving workforce reductions, lease and contract terminations and other cost reduction initiatives. Some of the operational improvements we may make to reduce our cost structure are expected to involve significant change management and will require careful management to avoid disrupting client and employee relationships. If we do not successfully manage our current restructuring activities, or any other restructuring activities that we may undertake in the future, expected efficiencies and benefits may be delayed or not realized, and our operations and business could be disrupted.

Risks Related to Ownership of Our Common Stock

The trading price of our common stock has been and may continue to be volatile.

The trading prices of many small and mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2018, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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

Properties

Our principal executive offices are located in Chicago, Illinois. We have 21 other office locations in the United States and 45 office locations in 26 other countries around the world. These other offices are located in Canada, Chile, Brazil, Peru, Mexico, Argentina, the United Kingdom, Spain, France, Czech Republic, Germany, Ireland, Russia, Dubai, China, Hong Kong, Japan, Australia and various other countries and are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates ranging from December 31, 2018 to October 31, 2028.

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

For information on our non-ordinary course legal proceedings, see Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol "INWK."

Holders

As of March 11, 2019, there were 23 holders of record of our common stock, which does not include stockholders who held their shares through brokers or other nominees in "street name." The holders of our common stock are entitled to one vote per share.

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

During the twelve months ended December 31, 2018, the Company repurchased 2,667,732 shares of the Company's common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under its repurchase program. An additional 36,178 shares of its common stock were withheld to satisfy the mandatory tax withholding requirements upon vesting of restricted stock for $0.2 million at an average cost of $6.38 per share.

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2018 (in thousands, except per share amounts):

Period	Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
10/1/18-10/31/18	27	$7.19	—	1,481
11/1/18-11/30/18	2	4.25	—	2,523
12/1/18-12/31/18	7	3.74	—	2,846
Total	36	$6.38	—

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

The following graph assumes $100 was invested on December 31, 2013 in the common stock of the Company and each of the following indices and assumes reinvestment of any dividends. The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec 31, 2013	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018
INWK	$100	$100	$96	$126	$129	$48
NASDAQ Market Index	$100	$113	$120	$129	$165	$159
Dow Jones Business Support Services Index	$100	$103	$113	$128	$160	$150

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. You should read the following information together with the more detailed information contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes.

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated statements of operations data:
Revenue	$1,121,551	$1,138,361	$1,094,402	$1,028,892	$991,250
Cost of goods sold	866,453	862,903	831,838	788,862	761,465
Gross profit	255,098	275,458	262,564	240,030	229,785
Selling, general and administrative expenses	239,124	227,253	209,524	197,247	196,826
Depreciation and amortization	12,988	13,390	17,916	17,472	17,723
Change in fair value of contingent consideration	—	677	10,417	(270)	(37,873)
Goodwill impairment	46,319	—	—	37,539	—
Intangible and other asset impairments	18,121	—	70	202	2,710
Restructuring charges	6,031	—	5,615	1,053	—
(Loss) income from operations	(67,485)	34,138	19,022	(13,213)	50,399
Interest income	218	97	86	69	57
Interest expense	(7,749)	(4,729)	(4,171)	(4,612)	(4,428)
Other, net	(1,616)	(1,788)	(154)	(3,135)	(747)
Total other expense	(9,147)	(6,420)	(4,239)	(7,678)	(5,118)
(Loss) income before taxes	(76,632)	27,718	14,783	(20,891)	45,281
(Benefit) provision for income tax	(461)	11,288	10,834	11,498	3,020
Net (loss) income	$(76,171)	$16,430	$3,949	$(32,389)	$42,261
Net (loss) income per share of common stock:
Basic	$(1.46)	$0.31	$0.07	$(0.61)	$0.81
Diluted	$(1.46)	$0.30	$0.07	$(0.61)	$0.80
Shares used in per share calculations:
Basic	52,230	53,851	53,607	52,791	52,096
Diluted	52,230	54,944	54,460	52,791	53,104

Consolidated balance sheet data:
Cash and cash equivalents	26,770	30,562	30,924	30,755	22,578
Working capital(1)	109,048	135,273	101,739	77,357	87,905
Total assets	622,676	649,638	593,987	601,251	625,067
Revolving credit facility(2)	142,736	128,398	107,468	99,258	104,539
Total stockholders’ equity	183,091	284,545	262,161	252,432	290,260

(1)
Working capital represents accounts receivable, unbilled revenue, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses, deferred revenue and other current liabilities.

(2)	The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, to fund acquisitions and for general working capital purposes.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of more than 10,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

As of December 31, 2018, we had approximately 2,100 employees and independent contractors in more than 27 countries. We organize our operations into three operating segments based on geographic regions: North America, EMEA and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia, and the LATAM segment includes operations in Mexico, Central America and South America. In 2018, we generated global revenue from third parties of $777.4 million in the North America segment, $261.0 million in the EMEA segment, and $83.2 million in the LATAM segment. During the third quarter of 2018, the Company changed its reportable segments to align with organizational changes made by our Chief Operating Decision Maker. Prior period results have been updated to conform.

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

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our annual revenue was $1,121.6 million $1,138.4 million, and $1,094.4 million in 2018, 2017, and 2016, respectively, reflecting growth rates of (1.5)% and 4.0% in 2018 and 2017, respectively.

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin may be fixed by contract or may depend on prices negotiated on a job-by-job basis. Once the client accepts our pricing terms, the selling price is established and we procure the product for our own account in order to re-sell it to the client. We generally take full title and risk of loss for the product upon shipment. The finished product is typically shipped directly from our supplier to a destination specified by our client. Upon shipment, our supplier invoices us at our agreed purchase price, and we invoice our client.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. Our selling price, including our gross profit, may be established by contract based on a fixed gross profit as a percentage of revenue, which we refer to as gross margin, or may be determined at the discretion of the account executive or production manager within predetermined parameters. Our gross profit for years ended December 31, 2018, 2017, and 2016 was $255.1 million, $275.5 million, and $262.6 million or 22.7%, 24.2%, and 24.0% of revenue, respectively.

Operating Expenses and (Loss) Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel and entertainment expenses. Selling, general and administrative expenses as a percentage of revenue were 21.3%, 20.0%, and 19.1% in 2018, 2017, and 2016, respectively.

We accrue for commissions when we recognize the related revenue and gross profit. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, increased from a net accrued commission amount of $(3.3) million as of December 31, 2017 to a net accrued commission amount of $(5.6) million as of December 31, 2018.

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

We are required to make payment to our suppliers for completed jobs regardless of whether our clients make payment to us. Our bad debt expense was approximately $3.6 million, $0.5 million, and $2.2 million in 2018, 2017, and 2016, respectively.

Our (loss) income from operations for 2018, 2017, and 2016 was $(67.5) million, $34.1 million, and $19.0 million, respectively.

Critical Accounting Policies

Revenue Recognition

Revenue is measured based on consideration specified in a contract with a customer and the Company recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer, which may be at a point in time or over time. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced.

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

A portion of our service revenue, including stand-alone creative and other services, may be earned over time; however, the difference from recognizing that revenue over time compared to a point in time (i.e., when the service is completed and accepted by the customer) is not material. Service revenue has not been material to our overall revenue to date.

The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivable. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2018. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

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

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the quantitative goodwill impairment test. If the quantitative test is required, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value of any reporting unit is less than the respective book value of such reporting unit(s) including goodwill, the difference is recognized as an impairment.

During the third quarter of 2018, we performed an interim impairment assessment and concluded that the EMEA and LATAM reporting units were impaired. As a result, impairment charges of $20.8 million and $7.1 million were recorded in the EMEA and LATAM reporting units, respectively.

We performed our annual goodwill impairment test as of October 1, 2018, our measurement date, and concluded there was no impairment in any of our reporting units.

During the fourth quarter of 2018, we performed an interim impairment assessment and concluded that the North America reporting unit was impaired. As a result, an impairment charge of $18.4 million was recorded. See Goodwill Impairment in the Results of Operations discussion below.

Other Intangible Assets

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.

In the third quarter of 2018, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment and are included in the accumulated amortization balance.

In the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the EMEA segment.

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

Results of Operations

The following table sets forth our consolidated statements of operations data for the periods presented as a percentage of our revenue:

	Year ended December 31,
	2018	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of goods sold	77.3%	75.8%	76.0%
Gross profit	22.7%	24.2%	24.0%
Operating expenses:
Selling, general and administrative expenses	21.3%	20.0%	19.1%
Depreciation and amortization	1.2%	1.2%	1.6%
Change in fair value of contingent consideration	—%	0.1%	1.0%
Goodwill impairment	4.1%	—%	—%
Intangible and other asset impairments	1.6%	—%	—%
Restructuring charges	0.5%	—%	0.5%
(Loss) income from operations	(6.0)%	3.0%	1.7%
Other income (expense):
Interest income	—%	—%	—%
Interest expense	(0.7)%	(0.4)%	(0.4)%
Other, net	(0.1)%	(0.2)%	—%
Total other expense	(0.8)%	(0.6)%	(0.4)%
(Loss) income before taxes	(6.8)%	2.4%	1.4%
(Benefit) provision for income taxes	—%	1.0%	1.0%
Net (loss) income	(6.8)%	1.4%	0.4%

Comparison of years ended December 31, 2018, 2017, and 2016

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
North America	$777,426	69.3%	$780,511	68.6%	$736,140	67.3%
EMEA	260,950	23.3	265,669	23.3	267,168	24.4
LATAM	83,175	7.4	92,181	8.1	91,094	8.3
Revenue from third parties	$1,121,551	100.0%	$1,138,361	100.0%	$1,094,402	100.0%

2018 compared to 2017. Our revenue decreased by $16.8 million, or 1.5%, from $1,138.4 million in 2017 to $1,121.6 million in 2018.

North America
North America revenue decreased by $3.1 million, or 0.4%, from $780.5 million in 2017 to $777.4 million in 2018. This decrease primarily relates to declines in revenue from certain of the Company's transactional and small customers, partially offset by growth from new and existing enterprise clients.

EMEA
EMEA revenue decreased by $4.7 million, or 1.8%, from $265.7 million in 2017 to $261.0 million in 2018. This decrease was driven by a reduction in revenue from one large client, partially offset by organic growth from new accounts added during the last 12 to 18 months.

LATAM
LATAM revenue decreased by $9.0 million, or 9.8%, from $92.2 million in 2017 to $83.2 million in 2018. This decrease was driven primarily by a decline in marketing spend by a few existing customers as well as foreign currency impacts.

2017 compared to 2016. Our revenue increased by $44.0 million, or 4.0%, from $1,094.4 million in 2016 to $1,138.4 million in 2017.

North America
North America revenue increased by $44.4 million, or 6.0%, from $736.1 million in 2016 to $780.5 million in 2017. This increase was driven primarily by organic growth from new clients added during the last 12 to 24 months.

EMEA
EMEA revenue decreased by $1.5 million, or 0.6%, from $267.2 million in 2016 to $265.7 million in 2017.

LATAM
LATAM revenue increased by $1.1 million, or 1.2%, from $91.1 million in 2016 to $92.2 million in 2017.

Cost of goods sold

2018 compared to 2017. Our cost of goods sold increased by $3.6 million, or 0.4%, from $862.9 million in 2017 to $866.5 million in 2018. Our cost of goods sold as a percentage of revenue was 77.3% in 2018 and 75.8% in 2017.

2017 compared to 2016. Our cost of goods sold increased by $31.1 million, or 3.7%, from $831.8 million in 2016 to $862.9 million in 2017. The increase is a result of higher revenue in 2017. Our cost of goods sold as a percentage of revenue was 75.8% in 2017 and 76.0% in 2016.

Gross Profit

2018 compared to 2017. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.7% in 2018 and 24.2% in 2017. This decrease was primarily driven by client mix of revenue in 2018 compared to 2017 as well as short-term operational challenges in certain accounts in North America.

2017 compared to 2016. Our gross margin increased from 24.0% in 2016 to 24.2% in 2017. This increase was primarily driven by favorable product category and geographical mix in 2017 compared to 2016.

Selling, general and administrative expenses

2018 compared to 2017. Selling, general and administrative expenses increased by $11.9 million, or 5.2%, from $227.3 million in 2017 to $239.1 million in 2018. As a percentage of revenue, selling, general and administrative expenses increased from 20.0% in 2017 to 21.3% in 2018. The increase in selling, general and administrative expenses was primarily due to increased headcount to support the business and increased bad debt expense.

2017 compared to 2016. Selling, general and administrative expenses increased by $17.7 million, or 8.5%, from $209.5 million in 2016 to $227.3 million in 2017. As a percentage of revenue, selling, general and administrative expenses increased from 19.1% to 20.0% in 2016 and 2017, respectively. The increase in selling, general and administrative expenses is primarily due to incremental sales commission and cost of production staff to manage new accounts.

Depreciation and amortization

2018 compared to 2017. Depreciation and amortization expense decreased by $0.4 million, or 3.0%, from $13.4 million in 2017 to $13.0 million in 2018. As a percentage of revenue, depreciation and amortization expense was 1.2% in 2017 and 1.2% in 2018. The decrease in depreciation and amortization was primarily driven by lower capital expenditures during 2018 and 2017.

2017 compared to 2016. Depreciation and amortization expense decreased by $4.5 million, or 25.3%, from $17.9 million in 2016 to $13.4 million in 2017. As a percentage of revenue, depreciation and amortization expense decreased from 1.6% in 2016 to 1.2% in 2017. The decrease in depreciation and amortization was primarily driven by the full year impact of the increase in asset useful life made in 2016.

In accordance with the Company’s fixed asset policy, the Company reviews the estimated useful lives of all its fixed assets, including software assets, at least once a year or when there are indicators that a useful life has changed. The review during the fourth quarter of 2016 indicated that the estimated useful lives of certain proprietary software were longer than the previously estimated useful lives. As a result, effective October 1, 2016, the Company changed the estimated useful lives of a portion of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. These assets had a net book value of $20.8 million as of October 1, 2016. The effect of this change in estimate resulted in a reduction of depreciation expense by $1.4 million, increase in net income by $0.8 million and increase in basic and diluted earnings per share by $0.02 for the year ended December 31, 2016.

Change in fair value of contingent consideration

2018 compared to 2017. Expense from the change in fair value of contingent consideration decreased by $0.7 million from $0.7 million in 2017 to $0.0 million in 2018. The change in the fair value of the contingent liability during 2018 is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second and third quarters of 2017.

2017 compared to 2016. Expense from the change in fair value of contingent consideration decreased by $9.7 million from income of $10.4 million in 2016 to expense of $0.7 million in 2017. The change in the fair value of the contingent liability during 2017 is driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second and third quarters of 2017.

Goodwill impairment charges

During the third quarter of 2018, the Company changed its segments (see Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K) and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill.

The Company determined the enterprise value for its North America reporting unit based on a discounted cash flow model. The Company determined the enterprise value for its EMEA and LATAM reporting units based on the adjusted book value method. The Company further compared the enterprise value of each reporting unit to their respective carrying value. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively. In total, we recognized a $27.9 million non-cash, goodwill impairment charge during the third quarter of 2018. No tax benefit was recognized on such charge, and this charge had no impact on our cash flows or compliance with debt covenants.

As of December 31, 2018, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price. The Company determined an enterprise value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further compared the enterprise value of the reporting unit to its respective carrying value. The enterprise value for the North America reporting unit was less than its carrying value and resulted in a $18.4 million non-cash goodwill impairment charge. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

No impairment charges were taken for the years ended December 31, 2017 and 2016.

Intangible and other asset impairment charges

In the third quarter of 2018, we changed our reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets.

As a result, we recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment.

In addition, in the third quarter of 2018, we recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in EMEA.

In the fourth quarter of 2018, we recognized a $1.3 million non-cash, contract asset impairment charge related to costs to fulfill a contract that were deemed to be non recoverable in North America.

The Company did not record any intangible asset impairment charges in 2017.

In the fourth quarter of 2016, we recognized a $0.1 million non-cash, intangible asset impairment charge related to a trade name acquired in a prior year business combination within our EMEA segment.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. In connection with these actions, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million  and $10.0 million for lease and contract terminations and other associated costs. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

For the twelve months ended December 31, 2018, we recognized $6.0 million in restructuring charges.

The Company did not record any restructuring charges in December 31, 2017.

During the year ended December 31, 2016, the Company recognized $5.6 million in restructuring charges related to the global realignment plan described within the Restructuring Activities and Charges footnote (see Note 7 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K).

(Loss) income from operations

2018 compared to 2017. Income from operations decreased by $101.6 million from $34.1 million in 2017 to $(67.5) million in 2018. This decrease was primarily attributable to goodwill, intangibles and other asset impairments, decreased gross profit, increased sales, general and administrative expenses and restructuring charges discussed above.

2017 compared to 2016. Income from operations increased by $15.1 million, from $19.0 million in 2016 to $34.1 million in 2017. This increase was primarily attributable to an increase in gross profit and a decrease in expense from the change in fair value of contingent consideration and restructuring charges, which are discussed above. These changes partially offset the $17.8 million increase in selling, general and administrative expenses.

 Other income and expense

2018 compared to 2017. Other expense increased by $2.7 million, from $6.4 million in 2017 to $9.1 million in 2018. This increase was primarily attributable to a $3.0 million increase in interest expense.

2017 compared to 2016. Other expense increased by $2.2 million, from $4.2 million in 2016 to $6.4 million in 2017. This increase was primarily attributable to foreign exchange losses.

(Benefit) provision for income taxes

2018 compared to 2017. Provision for income taxes decreased by $11.7 million from tax expense of $11.3 million in 2017 to a tax benefit of $(0.5) million in 2018. Our effective income tax rate was 0.6% and 40.7% in 2018 and 2017, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate for 2018 was affected by the goodwill and intangible and other asset impairment charges. For the year ended December 31, 2018, $64.4 million was recognized as a non-cash expense for which the Company was not allowed an income tax deduction, resulting in a reduction to the effective tax rate benefit being recorded on the pretax loss for the period.

2017 compared to 2016. Provision for income taxes increased by $0.5 million from $10.8 million in 2016 to $11.3 million in 2017. Our effective income tax rate was 40.7% and 73.3% in 2017 and 2016, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate. In addition, the effective tax rate can be impacted each period by discrete factors and events.

The effective tax rate for 2016 was affected by the fair value changes to contingent consideration and the goodwill impairment charge. Portions of the total gain recognized from fair value changes to contingent consideration relate to non-taxable acquisitions for which deferred taxes are not recognized, consistent with the treatment of goodwill and intangible assets for those acquisitions under U.S. GAAP. For the year ended December 31, 2016, $10.4 million was recognized as expense from changes to contingent consideration which did not result in recognition of a deferred tax liability, therefore increasing the effective tax rate.

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

Certain impacts of the new legislation would have generally required accounting to be completed and incorporate into our 2017 year-end financial statements, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. We finalized our accounting for the new provisions during the fourth quarter of 2018. The 2018 impact from finalizing the accounting for the new provisions was a net tax benefit of $0.9 million.

We operate under a grant of income tax exemption in Puerto Rico that became effective for certain operations occurring during the period ending December 31, 2017 and should remain in effect for 20 years as long as specific requirements are satisfied. The impact of this income tax exemption grant decreased foreign taxes by $0.4 million for 2017. The benefit of the tax exemption on diluted earnings per share was less than $0.01.

Net (loss) income

2018 compared to 2017. Net income decreased by $92.6 million from $16.4 million in 2017 to $(76.2) million in 2018. Net (loss) income as a percentage of revenue was (6.8)% and 1.4% in 2018 and 2017, respectively.

2017 compared to 2016. Net income (loss) increased by $12.5 million from $3.9 million in 2016 to $16.4 million in 2017. Net income as a percentage of revenue was 1.4% and 0.4% in 2017 and 2016, respectively.

Diluted (loss) earnings per share

	Year ended December 31,
	2018	2017	2016
(in thousands, except per share data)
Net (loss) income	$(76,171)	$16,430	$3,949
Denominator for dilutive earnings per share	52,230	54,944	54,460
Diluted (loss) earnings per share	$(1.46)	$0.30	$0.07

2018 compared to 2017. Diluted (loss) earnings per share decreased by $(1.76) from diluted earnings per share of $0.30 in 2017 to diluted loss per share of $(1.46) in 2018. This decrease is primarily due to the decrease in net (loss) income discussed above.

2017 compared to 2016. Diluted earnings per share increased by $0.23 from a diluted earnings per share of $0.07 in 2016 to diluted earnings per share of $0.30 in 2017. This increase is primarily due to the increase in net income discussed above.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, change in the fair value of contingent consideration liabilities and other amounts itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Net (loss) income is the most directly comparable financial measure calculated in accordance with U.S. GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. We also present segment Adjusted EBITDA as an important financial metric used by the Company to evaluate financial performance and allocate resources to segments in accordance with ASC 280, Segment Reporting (see Note 19 to our Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K). Our Adjusted EBITDA by segment for each of the years presented was as follows:

	Year ended December 31,
	2018	% of Total	2017	% of Total	2016	% of Total
(dollars in thousands)
North America	$61,780	221.4%	$74,230	128.2%	$68,434	116.8%
EMEA	6,410	23.0	15,242	26.3	14,752	25.2
LATAM	3,082	11.0	4,278	7.4	6,818	11.6
Other(1)	(43,372)	(155.5)	(35,867)	(62.0)	(31,392)	(53.6)
Adjusted EBITDA	$27,900	100.0%	$57,883	100.0%	$58,612	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2018 compared to 2017. Adjusted EBITDA decreased by $30.0 million, or 51.8%, from $57.9 million in 2017 to $27.9 million in 2018. North America Adjusted EBITDA decreased by $12.5 million, or 16.8% from $74.2 million in 2017 to $61.8 million in 2018 due to decreased revenue and gross profit, mainly from transactional and small customers. EMEA Adjusted EBITDA decreased by $8.8 million, or 57.9% from $15.2 million in 2017 to $6.4 million in 2018 due to the decline in revenue and gross profit from one large client. LATAM Adjusted EBITDA decreased by $1.2 million, or 28.0% from $4.3 million in 2017 to $3.1 million in 2018 due to a decline in marketing spend by a few existing customers. Other Adjusted EBITDA decreased by $7.5 million, or 20.9%, from $(35.9) million in 2017 to $(43.4) million in 2018 primarily due to increased headcount to support the business.

2017 compared to 2016. Adjusted EBITDA decreased by $0.7 million, or 1.2%, from $58.6 million in 2016 to $57.9 million in 2017. North America Adjusted EBITDA increased by $5.8 million, or 8.5%, from $68.4 million in 2016 to $74.2 million in 2017 due to increased revenue and gross profit from organic growth of new customers. EMEA Adjusted EBITDA increased by $0.5 million, or 3.3%, from $14.8 million in 2016 to $15.2 million in 2017 due to client mix. LATAM Adjusted EBITDA decreased by $2.5 million, or 37.3%, from $6.8 million in 2016 to $4.3 million in 2017 due to client mix. Other Adjusted EBITDA decreased by $4.5 million, or 14.3%, from $(31.4) million in 2016 to $(35.9) million in 2017 due to increased headcount to support the business.

The table below provides a reconciliation of Adjusted EBITDA to net (loss) income for each of the years presented (in thousands):

	Year ended December 31,
	2018	2017	2016
Net (loss) income	$(76,171)	$16,430	$3,949
(Benefit) provision for income tax	(461)	11,288	10,834
Interest income	(218)	(97)	(86)
Interest expense	7,749	4,729	4,171
Other, net	1,616	1,788	154
Depreciation and amortization	12,988	13,390	17,916
Stock-based compensation expense	5,302	6,820	5,572
Goodwill impairment	46,319	—	—
Intangible and other asset impairments	18,121	—	70
Restructuring charges	6,031	—	5,615
Senior leadership transition and other employee-related costs	1,410	—	—
Business development realignment	—	715	—
Obsolete retail inventory	950	—	—
Change in fair value of contingent consideration	—	677	10,417
Professional fees related to ASC 606 implementation	1,092	829	—
Executive search costs	235	454	—
Restatement-related professional fees	2,430	—	—
Other professional fees	507	—	—
Czech currency impact on procurement margin	—	860	—
Adjusted EBITDA	$27,900	$57,883	$58,612

Subsequent to the issuance of the Company's March 5, 2019 earnings release, the Company determined that its sales commission expense for the fourth quarter of 2018 should be approximately $1.2 million higher than the amount reflected in the unaudited results provided in such earnings release. This resulted in an increase of $1.2 million in selling, general and administrative expenses for the fourth quarter and full year 2018, and a corresponding decrease to Adjusted EBITDA. Due primarily to an offsetting decrease in goodwill impairment charges, the Company’s net loss for the fourth quarter and full year 2018 was unchanged from the net loss reported in the Company’s earnings release of $(29.3) million and $(76.2) million, respectively.

.

Adjusted Diluted (Loss) Earnings Per Share

Adjusted diluted (loss) earnings per share, which represents net (loss) income, with the addition of the change in the fair value of contingent consideration liabilities, impairment charges and other amounts itemized in the reconciliation table below, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted (loss) earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted (loss) earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted (loss) earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the years presented was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(76,171)	$16,430	$3,949
Czech exit from exchange rate commitment, net of tax	—	294	—
Goodwill impairment	46,319	—	—
Intangible and other asset impairments, net of tax	15,014	—	56
Restructuring charges, net of tax	4,544	—	4,873
Senior leadership transition and other employee-related costs, net of tax	1,037	—	—
Realignment-related income tax charges	—	—	1,179
Business development realignment, net of tax	—	875	—
Change in fair value of contingent consideration	—	677	10,417
Obsolete retail inventory, net of tax	769	—	—
Professional fees related to ASC 606 implementation, net of tax	819	528	—
Executive search fees, net of tax	176	282	—
Restatement-related professional fees, net of tax	1,788	—	—
Other professional fees, net of tax	378	—	—
Czech currency impact on procurement margin, net of tax	—	697	—
Accelerated depreciation of internal use software, net of tax	—	246	—
Non-GAAP net (loss) income	(5,327)	20,029	20,474
Weighted-average shares outstanding, diluted	52,230	54,944	54,460
Non-GAAP diluted (loss) earnings per share	$(0.10)	$0.36	$0.38

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

	Three months ended
	Mar 31, 2017	June 30, 2017	Sept 30, 2017	Dec 31, 2017	Mar 31, 2018	June 30, 2018	Sept 30, 2018	Dec 31, 2018
(in thousands, except per share data)
Revenue	$264,405	$280,066	$288,523	$305,367	$274,539	$281,967	$270,850	$294,195
Gross profit	64,704	70,046	71,921	68,787	66,067	64,871	64,042	60,118
Net income (loss)	5,678	4,374	7,116	(738)	(1,684)	(299)	(44,937)	(29,251)
Net income (loss) per share:
Basic	$0.11	$0.08	$0.13	$(0.01)	$(0.03)	$(0.01)	$(0.87)	$(0.56)
Diluted	$0.10	$0.08	$0.13	$(0.01)	$(0.03)	$(0.01)	$(0.87)	$(0.56)

Impact of Inflation

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian operations into U.S. dollars. As of December 31, 2018, the Company had a balance of net monetary assets denominated in ARS of approximately $50.7 million ARS, and the exchange rate was approximately $37.7 ARS per U.S. dollar.

For the year ended December 31, 2018, the Company recorded $0.1 million of favorable currency impacts recorded within Other income (expense), and the Company had revenue and gross margin of $4.1 million and $0.4 million, respectively at its Argentinian operations.

Inflation did not have a material impact on our operations in 2018, 2017, or 2016.

Liquidity and Capital Resources

At December 31, 2018, we had $26.8 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization, share based compensation, changes in the fair value of contingent consideration and the effect of changes in working capital and other activities. Cash provided by operating activities in 2018 was $23.1 million and primarily consisted of $82.6 million of non-cash items and $16.7 million provided by working capital offset by $76.2 million of a net loss during the year. The working capital changes consisted of a decrease in accounts receivable of $4.1 million, a decrease in prepaid expenses and other assets of $1.4 million, an increase in accounts payable of $22.0 million, and an increase in accrued expenses and other liabilities of $5.5 million, partially offset by an increase in inventories of $16.3 million.

Cash provided by operating activities in 2017 was $11.7 million and primarily consisted of $25.6 million of non-cash items and $16.4 million of net income during the year, offset by $30.4 million used to fund working capital. The working capital changes consisted of an increase in accounts receivable of $41.9 million, an increase in prepaid expenses and other assets of $13.5 million, an increase in inventories of $4.2 million, partially offset by an increase in accounts payable of $18.2 million, and an increase in accrued expenses and other liabilities of $11.2 million.

Cash provided by operating activities in 2016 was $9.7 million and primarily consisted of $36.6 million of non-cash items and $3.9 million of net income during the year, offset by $30.8 million used to fund working capital. The working capital changes consisted of an increase in accounts receivable of $2.7 million, an increase in prepaid expenses and other assets of $8.2 million, and a decrease in accounts payable of $38.4 million, partially offset by a decrease in inventories of $6.4 million and an increase in accrued expenses and other liabilities of $12.1 million.

Investing Activities. In 2018, cash used in investing activities of $11.1 million was attributable to capital expenditures, primarily consisting of software development.

In 2017, cash used in investing activities of $12.5 million was attributable to capital expenditures, primarily consisting of software development.

In 2016, cash used in investing activities of $13.3 million was attributable to capital expenditures, primarily consisting of software development.

Financing Activities. In 2018, cash used in financing activities of $13.7 million was primarily attributable to $25.7 million to acquire treasury stock offset by $14.5 million of net borrowings under our revolving credit facility.

In 2017, cash used in financing activities of $0.5 million was primarily attributable to $11.0 million of payments of contingent consideration and $10.9 million to acquire treasury stock, partially offset by $20.7 million of net borrowings under our revolving credit facility.

In 2016, cash provided by financing activities of $4.4 million was primarily attributable to $8.7 million of borrowings under our revolving credit facility and $4.0 million of excess tax benefits from the exercise of stock options, offset by $10.5 million of payments of contingent consideration.

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

During the twelve months ended December 31, 2018, we repurchased 2,667,732 shares of our common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the twelve months ended December 31, 2017, we repurchased 1,121,928 shares of our common stock for $11.0 million in the aggregate at an average cost of $9.78 per share under this program. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The most recent amendment (i) modifies the definition of the term "Consolidated EBITDA" as used in the covenant calculations, (ii) increases the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and ending March 31, 2019, respectively, and (iii) decreases the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019, respectively. The Company is also currently in the process of refinancing its debt.

The previous amendment to the Credit Agreement, dated as of September 28, 2018, extended the maturity date from September 25, 2019 to September 25, 2020 and adjusted the applicable rate spreads charged for interest on outstanding loans and letters of credit. Additional modifications were subsequently superseded by the most recent amendment, dated as of March 15, 2019.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ending March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018, and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ending March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter.

At December 31, 2018, the Company's leverage ratio exceeded its 3.50 to 1.00 ratio and the Company's interest coverage ratio did not meet its minimum 5.00 to 1.00 ratio. As a result, the Company amended its Credit Facility on March 15, 2019 to amend its financial covenant ratios. The revised covenants only extend to the December 31, 2018 and March 31, 2019 periods, and therefore, without any additional changes, the Company would likely exceed the maximum leverage ratio covenant and/or not meet the minimum interest coverage ratio beyond the waiver periods, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance of $142.7 million is presented as a current liability as of December 31, 2018 based on the guidance in ASC 470, Debt.

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. As described above, the probable inability of the Company to meet its current covenant obligations beyond the covenant waiver periods casts substantial doubt on the Company’s ability to meet its obligations within one year from the financial statement issuance date.

The Company is in the process of negotiating changes to its debt structure with its existing lenders, which, based on discussions with lenders to-date and review of proposed negotiated conditions and financial covenants, the Company believes will be successfully completed in Q2 2019.

At December 31, 2018, the Company had $6.0 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon. The outstanding revolving credit facility - noncurrent was $0.0 million and $128.4 million as of December 31, 2018 and 2017, respectively, and the revolving credit facility - current was $142.7 million and $0.0 million as of December 31, 2018 and 2017, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At December 31, 2018, the Company had $4.5 million of unused availability under the Facility.

In addition, we will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the $6.0 million currently available under our Credit Agreement will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. We may find it necessary to obtain additional equity or debt financing in the future.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $23.7 million and $28.6 million foreign cash and cash equivalents as of December 31, 2018 and 2017, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

As of December 31, 2018, we had the following contractual obligations:

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Accounts payable	$158,449	$158,449	$—	$—	$—
Operating lease obligations	23,101	6,383	9,439	5,313	1,966
Revolving credit facility	142,736	142,736	—	—	—
Total	$324,286	$307,568	$9,439	$5,313	$1,966

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are considered cash equivalents.  The average duration of all of our investments as of December 31, 2018, was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian nuevo sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2018, we derived approximately 31.7% of our revenue from international customers and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the re-measurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial results. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of InnerWorkings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerWorkings Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 19, 2019 expressed an adverse opinion thereon.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company’s debt covenant violation and likely inability to meet future covenants within one year from the financial statement issuance date raises substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Chicago, Illinois
March 19, 2019

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$1,121,551	$1,138,361	$1,094,402
Cost of goods sold	866,453	862,903	831,838
Gross profit	255,098	275,458	262,564
Operating expenses:
Selling, general and administrative expenses	239,124	227,253	209,524
Depreciation and amortization	12,988	13,390	17,916
Change in fair value of contingent consideration	—	677	10,417
Goodwill impairment	46,319	—	—
Intangible and other asset impairments	18,121	—	70
Restructuring charges	6,031	—	5,615
(Loss) income from operations	(67,485)	34,138	19,022
Other income (expense):
Interest income	218	97	86
Interest expense	(7,749)	(4,729)	(4,171)
Other, net	(1,616)	(1,788)	(154)
Total other expense	(9,147)	(6,420)	(4,239)
(Loss) income before taxes	(76,632)	27,718	14,783
(Benefit) provision for income tax	(461)	11,288	10,834
Net (loss) income	$(76,171)	$16,430	$3,949

Basic (loss) earnings per share	$(1.46)	$0.31	$0.07
Diluted (loss) earnings per share	$(1.46)	$0.30	$0.07

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(76,171)	$16,430	$3,949
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(5,234)	1,732	(7,168)
Other comprehensive (loss) income, before tax	(5,234)	1,732	(7,168)
Provision (benefit) for income tax related to components of other comprehensive (loss) income	154	12	(21)
Other comprehensive (loss) income, net of tax	(5,080)	1,720	(7,147)
Comprehensive (loss) income	$(81,251)	$18,150	$(3,198)

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$26,770	$30,562
Accounts receivable, net of allowance for doubtful accounts of $4,880 and $3,534, respectively	193,253	205,386
Unbilled revenue	46,474	50,016
Inventories	56,001	40,694
Prepaid expenses	16,982	18,565
Other current assets	34,106	37,865
Total current assets	373,586	383,088
Property and equipment, net	82,933	36,714
Intangibles and other assets:
Goodwill	152,158	199,946
Intangible assets, net	9,828	27,563
Deferred income taxes	1,195	691
Other assets	2,976	1,636
Total intangibles and other assets	166,157	229,836
Total assets	$622,676	$649,638
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$158,449	$141,164
Revolving credit facility - current	142,736	—
Other current liabilities	26,231	24,078
Deferred revenue	17,614	17,620
Accrued expenses	35,474	34,391
Total current liabilities	380,504	217,253
Revolving credit facility - noncurrent	—	128,398
Deferred income taxes	8,178	12,043
Other long-term liabilities	50,903	7,399
Total liabilities	439,585	365,093
Commitments and contingencies (See Note 10)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,495 and 64,075 shares issued, 51,807 and 54,055 shares outstanding, respectively	6	6
Additional paid-in capital	239,960	235,199
Treasury stock at cost, 12,688 and 10,020 shares, respectively	(81,471)	(55,873)
Accumulated other comprehensive loss	(24,309)	(19,229)
Retained earnings	48,905	124,442
Total stockholders' equity	183,091	284,545
Total liabilities and stockholders' equity	$622,676	$649,638

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	62,645	$6	9,547	$(52,207)	$213,566	$(13,802)	$104,869	$252,432

Net income							3,949	3,949
Total other comprehensive loss, net of tax						(7,147)		(7,147)
Comprehensive loss								(3,198)
Issuance of common stock upon exercise of stock awards	746	—			1,770			1,770
Issuance of treasury shares as consideration for acquisition			(244)	2,749			(737)	2,012
Excess tax benefit derived from stock award exercises					3,572			3,572
Stock based compensation expense					5,572			5,572

Balance at December 31, 2016	63,391	6	9,303	(49,458)	224,480	(20,949)	108,082	262,161

Net income							16,430	16,430
Total other comprehensive income, net of tax						1,720		1,720
Comprehensive income								18,150
Issuance of common stock upon exercise of stock awards	648	—			1,421			1,421
Issuance of treasury shares as consideration for acquisition	36	—	(405)	4,561	385		(269)	4,678
Acquisition of treasury shares			1,122	(10,976)				(10,976)
Stock based compensation expense					6,820			6,820
Cumulative effect of change related to adoption of ASU 2016-09					2,093		198	2,291

Balance at December 31, 2017	64,075	6	10,020	(55,873)	235,199	(19,229)	124,442	284,545

Net loss							(76,171)	(76,171)
Total other comprehensive loss, net of tax						(5,080)		(5,080)
Comprehensive loss								(81,251)
Issuance of common stock upon exercise of stock awards	420	—			(541)			(541)
Acquisition of treasury shares			2,668	(25,598)				(25,598)
Stock based compensation expense					5,302			5,302
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							152	152

Balance at December 31, 2018	64,495	$6	12,688	$(81,471)	$239,960	$(24,309)	$48,905	$183,091
See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net (loss) income	$(76,171)	$16,430	$3,949
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,988	13,390	17,916
Stock-based compensation expense	5,302	6,820	5,572
Deferred income taxes	(4,441)	4,072	4,226
Change in fair value of contingent consideration liability	—	677	10,417
Goodwill impairment	46,319	—	—
Intangible and other asset impairments	18,121	—	70
Bad debt provision	3,601	454	2,171
Implementation cost amortization	433	—	—
Excess tax benefit from exercise of stock awards	—	—	(4,030)
Other operating activities	255	210	210
Change in assets:
Accounts receivable and unbilled revenue	4,112	(41,877)	(2,651)
Inventories	(16,325)	(4,245)	6,355
Prepaid expenses and other assets	1,432	(13,547)	(8,206)
Change in liabilities:
Accounts payable	21,959	18,152	(38,408)
Accrued expenses and other liabilities	5,473	11,162	12,069
Net cash provided by operating activities	23,058	11,698	9,660

Cash flows from investing activities
Purchases of property and equipment	(11,263)	(12,483)	(13,319)
Proceeds from sale of property and equipment	122	—	—
Net cash used in investing activities	(11,141)	(12,483)	(13,319)

Cash flows from financing activities
Net borrowing (repayments) of revolving credit facility	14,539	(867)	8,739
Net short-term secured (repayments) borrowings	(1,525)	20,709	405
Repurchases of common stock	(25,689)	(10,885)	—
Payments of contingent consideration	—	(10,989)	(10,509)
Proceeds from exercise of stock options	545	2,663	2,636
Excess tax benefit from exercise of stock awards	—	—	4,030
Other financing activities	(1,606)	(1,156)	(866)
Net cash (used in) provided by financing activities	(13,736)	(525)	4,435

Effect of exchange rate changes on cash and cash equivalents	(1,973)	948	(607)
(Decrease) Increase in cash and cash equivalents	(3,792)	(362)	169
Cash and cash equivalents, beginning of period	30,562	30,924	30,755
Cash and cash equivalents, end of period	$26,770	$30,562	$30,924

See accompanying notes to the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

1. Description of the Business

InnerWorkings, Inc. (together with its subsidiaries, “the Company”) was incorporated in the state of Delaware on January 3, 2006. The Company is a leading global marketing execution firm for the world's most marketing intensive companies, including those companies in the Fortune 1000, across a wide range of industries. As a comprehensive outsourced enterprise solution, the Company leverages proprietary technology, an extensive supplier network, and deep domain expertise to streamline the creation, production, and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions, and packaging across every major market worldwide. The items the Company sources are generally procured through the marketing supply chain and are referred to collectively as marketing materials. The Company’s technology and database of information is designed to capitalize on excess manufacturing capacity and other inefficiencies in the traditional marketing and print supply chain to obtain favorable pricing and to deliver high-quality products and services.

During the third quarter of 2018, the Company changed its reportable segments. The Company is now organized and managed by the chief operating decision maker for purposes of allocating resources and assessing performance as three operating segments, North America, EMEA, and LATAM, which also represent the Company's reportable segments. Prior period amounts have been restated to reflect this change. See Note 19 for further information about the Company’s reportable segments.

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

The net realized (losses) gains on foreign currency transactions were $(1.1) million, $(1.4) million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Highly Inflationary Accounting

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

operations into U.S. dollars. As of December 31, 2018, the Company had a balance of net monetary assets denominated in ARS of approximately $50.7 million ARS, and the exchange rate was approximately $37.7 ARS per U.S. dollar.

As of December 31, 2018, the Company recorded $0.1 million of favorable currency impacts recorded within Other income (expense). For the year ended December 31, 2018, the Company had revenue and gross margin of $4.1 million and $0.4 million, respectively at its Argentinian operations.

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

In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, the Company generally reports revenue on a gross basis because the Company typically controls the goods or services before transferring to the customer. Under these arrangements, the Company is primarily responsible for the fulfillment, including the acceptability, of the marketing materials and other products or services. In addition, the Company has reasonable discretion in establishing the price, and in some transactions, the Company also has inventory risk and is involved in the determination of the nature or characteristics of the marketing materials and products. In some arrangements, the Company is not primarily responsible for fulfilling the goods or services. In arrangements of this nature, the Company does not control the goods or services before they are transferred to the customer and such revenue is reported on a net basis.

A portion of service revenue, including stand-alone creative and other services, may be earned over time; however, the difference from recognizing that revenue over time compared to a point in time (i.e., when the service is completed and accepted by the customer) is not material. Service revenue has not been material to the Company's overall revenue to date.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. The estimated useful lives, by asset class, are as follows:

Computer equipment	3 years
Software, including internal-use software	1 to 5 years
Office equipment	5 years
Furniture and fixtures	7 years

Leasehold improvements are depreciated using the straight-line method over the shorter of their estimated useful lives or the terms of the related leases.

The Company reviews long-lived assets, including amortizable intangible assets, for realizability on an ongoing basis. Changes in depreciation, generally accelerated depreciation, are determined and recorded when estimates of the remaining useful lives or residual values of long-term assets change. The Company also reviews for impairment when conditions exist that indicate the carrying amount of the asset group may not be fully recoverable. In those circumstances, the Company performs undiscounted operating cash flow analyses to determine if an impairment exists. When testing for asset impairment, the Company groups assets and liabilities at the lowest level for which cash flows are separately identifiable. Any impairment loss is calculated as the excess of the asset’s carrying value over its estimated fair value. Fair value is estimated based on the discounted cash flows for the asset group over the remaining useful life or based on the expected cash proceeds for the asset less costs of disposal.

In the third quarter of 2018, the Company recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA segment.

During the fourth quarter of 2017, the Company ceased use of one of its internal-use software platforms and recorded $0.4 million of expense within depreciation and amortization.

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are depreciated over the expected economic useful life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $6.1 million, $5.4 million and $9.2 million, respectively and is included in total depreciation expense. At December 31, 2018 and 2017, the net book value of internal-use software was $25.4 million and $29.7 million, respectively.

Effective October 1, 2016, the Company changed the estimated useful lives of some of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. See Note 8.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

During the third quarter of 2018, the Company performed an interim impairment assessment and concluded that the EMEA and LATAM reporting units were impaired. As a result, impairment charges of $20.8 million and $7.1 million were recorded in the EMEA and LATAM reporting units, respectively. See Note 5 for further discussion of the impairment.

The Company performed its annual impairment test as of October 1, 2018, its measurement date, and concluded there was no impairment in any of its reporting units.

As of December 31, 2018, the Company performed an interim impairment assessment and concluded that the North America reporting unit was impaired. As a result, an impairment charge of $18.4 million was recorded. See Note 5 for further discussion of the impairment.

Other Intangible Assets

In accordance with ASC 350, Intangibles—Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately 14 years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately 4 years, 13 years and 9 years, respectively.

In the third quarter of 2018, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment and $13.2 million related to the EMEA segment.

In the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the EMEA segment.

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was nominal interest and penalties related to unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016.

Based on the Company’s evaluation, it was concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. Examinations by tax authorities have been completed through 2014 in the Czech Republic, United Kingdom, and United States, and through 2015 in France.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). The Act makes changes to the corporate tax rate, business-related deductions and taxation of foreign earnings, among others, that will generally be effective for taxable years beginning after December 31, 2017.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The Act requires a U.S. shareholder of a foreign corporation to include global intangible low-taxed (“GILTI”) in taxable income. The accounting policy of the Company is to record any tax on GILTI in the provision for income taxes in the year it is incurred.

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $1.4 million, $1.2 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

Comprehensive Income (Loss)

The components of accumulated comprehensive loss included in the Consolidated Balance Sheets at December 31, 2018 and 2017 are as follows (in thousands):

Foreign Currency Translation Adjustments
Balance at December 31, 2016	$(20,949)

Other comprehensive income before reclassifications	1,720
Net current-period other comprehensive income	1,720

Balance at December 31, 2017	(19,229)

Other comprehensive loss before reclassifications	(5,080)
Net current-period other comprehensive loss	(5,080)

Balance at December 31, 2018	$(24,309)

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options or the closing share price on the grant date for restricted shares and restricted share units. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. This option valuation model requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

Expected term is estimated based on historical experience related to similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The Company believes that historical experience provides the best estimate of future expected life. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. The expected volatility assumption is based on the historical volatility of the Company's common stock over a period commensurate with the expected term. Forfeitures are recorded as they occur.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

On October 12, 2018, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of PSUs for certain executive officers and employees. These PSUs are performance-based awards that will settle in shares of the Company's common stock in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between July 1, 2018 and December 31, 2020.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In the first quarter of 2018, the Company adopted FASB Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606) and all the related amendments (the “new revenue standard”), which outlines a single comprehensive model for entities to use in accounting for revenue using a five-step process that supersedes virtually all existing revenue guidance. The Company adopted the new revenue standard using the modified retrospective transition method. The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of retained earnings and the effects of the adoption of the new revenue standard on the Company's statement of cash flows are discussed in Note 3. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

In the first quarter of 2018, the Company adopted ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which amends ASC 230, Statement of Cash Flows. This ASU provides guidance on the statement of cash flows presentation of certain transactions where diversity in practice exists. The new guidance was applied retrospectively and the impact of this adoption resulted in a $4.4 million and an $0.8 million increase in cash flows from financing activities and a corresponding decrease in cash flows from operating activities in the condensed consolidated statements of cash flows for the twelve months ended December 31, 2017 and December 31, 2016, respectively, due to contingent liability payments made in excess of the original liability recognized at the time of acquisition during that period.

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

In the first quarter of 2018, the Company early adopted ASU No. 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The new guidance was applied prospectively, and the impact of this adoption did not have a material effect on the consolidated financial statements.

In the first quarter of 2018, the Company adopted ASU No. 2017-09, Scope of Modification Accounting, which amends ASC 718, Compensation - Stock Compensation. This ASU amends the scope of modification accounting for share-based payment arrangements and provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance allows companies to make certain changes to awards without accounting for them as modifications. It did not change the accounting for modifications. The new guidance was applied prospectively to awards modified on or after the adoption date. The impact of this adoption did not have a material effect on the consolidated financial statements.

In third quarter of 2018, the Company early adopted ASU No. 2018-15, Customer's Accounting for Implementation Costs Incurred In A Cloud Computing Arrangement That Is A Service Contract, which amends the guidance in ASC 350, Intangibles - Goodwill and Other, to align a customer's accounting for implementation costs incurred in a cloud computing arrangement that is a service contract with the guidance on capitalizing costs related to internal-use software. Capitalized costs for internal-use software

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

are included in property and equipment, net in the condensed consolidated financial statements. The new guidance was applied prospectively, and the impact of this adoption did not have a material effect on the consolidated financial statements.

In the fourth quarter of 2018, the Company early-adopted ASU No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which simplifies the accounting for share-based payments granted to nonemployees for goods and services. Under the ASU, most of the guidance on such payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. This ASU is effective for annual periods beginning after December 15, 2018 and interim periods within those annual periods, and early adoption is permitted. The impact of this adoption did not have a material effect on the consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requires disclosure of key information about leasing arrangements. ASU 2016-02 requires lessees to recognize a right-of-use asset and a lease liability for most leases in the balance sheet as well as other qualitative and quantitative disclosures. ASU 2016-02 requires using a modified retrospective transition method and provides certain practical expedients. The Company has elected the package of practical expedients to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. The Company elected not to separate non-lease components from lease components and to account for both as a single lease component by class of the underlying asset. In March 2018, the FASB approved a new, optional transition method that will give companies the option to use the effective date as the date of initial application on transition. The Company is electing the transition method, and as a result, the Company will not adjust its comparative period financial information or make the new required lease disclosures for periods before the effective date. The transition method the Company elected for adoption of the standard requires us to make a cumulative effect adjustment as of January 1, 2019.

The most significant impact from adopting the standard is the initial recognition of operating lease right-of-use assets and lease liabilities on the Company's balance sheet, while the Company's accounting for finance leases (i.e., capital leases) remains substantially unchanged. The Company continues to finalize its implementation efforts and currently estimate recording, during the first quarter of 2019, approximately $35.2 million to $47.9 million of right of use assets and liabilities on its consolidated balance sheet. The impact of ASU 2016-02 is non-cash in nature, therefore, it will not affect the Company’s cash flows. The Company has also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. It will continue to recognize those lease payments in the Consolidated Statement of Operations on a straight-line basis over the lease term. In addition, the Company expects to derecognize $48.4 million from Property and equipment and the $47.4 million corresponding liability (accounted for under the finance method) recognized as of December 31, 2018 related to build-to-suit leases. Refer to Footnote 10 for further details. The transition method the Company elected for adoption of the standard requires us to make a cumulative effect adjustment as of January 1, 2019 and the Company does not believe this amount will be material to the Consolidated Statements of Operations or Cash Flows.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company is evaluating the potential effects of the ASU on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. The Company does not expect to reclassify these stranded tax effects from U.S. tax reform when the Company adopts the ASU.

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

3. Revenue Recognition

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method applied to those contracts that were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with the Company's historic accounting under ASC Topic 605 Revenue Recognition. The following summarizes the significant changes in accounting treatment due to the adoption of the new revenue standard:

•
The Company recorded a net increase to opening retained earnings of $0.5 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606, with the impact primarily related to the Company's capitalization of certain setup costs, inclusive of income tax effects. The details of the significant changes and quantitative impact of the changes for the year ended December 31, 2018 are disclosed below.

•
The Company previously recognized setup costs related to new customers as selling, general and administrative expense when they were incurred. Under ASC 606, the Company capitalizes certain setup costs as costs to fulfill a contract and amortizes them consistently with the pattern of transfer of the good or service to which the asset relates.

•	The following tables summarize the impacts of ASC 606 adoption on the Company’s consolidated financial statements as of December 31, 2018 (in thousands, except per share data).

	As Reported December 31, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated balance sheet
Assets:
Other non-current assets	$2,976	(1,152)	$1,824
Liabilities:
Deferred income taxes	$8,178	(128)	$8,050
Stockholders' equity:
Retained earnings	$48,905	(1,024)	$47,881

	As Reported Year Ended December 31, 2018	Adjustments	As Adjusted Without Adoption of ASC 606
Condensed consolidated statement of operations
Operating expenses:
Selling, general and administrative expenses	$239,124	$70	$239,194
Intangible and other asset impairments	18,121	(1,274)	16,847
(Loss) income from operations	(67,485)	1,204	(66,281)
(Loss) income before taxes	(76,632)	1,204	(75,428)
(Benefit) provision for income tax	(461)	306	(155)
Net (loss) income	(76,171)	898	(75,273)
Basic (loss) earnings per share	$(1.46)	$0.02	$(1.44)
Diluted (loss) earnings per share	$(1.46)	$0.02	$(1.44)

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

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

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

The Company includes any fixed charges per its contracts as part of the total transaction price. The transaction price is allocated between separate products and services in a bundle based on their standalone selling prices. The standalone selling prices are generally determined based on the prices at which the Company separately sells the products and services.

Contracts may include variable consideration (for example, customer incentives like rebates), and to the extent that variable consideration is not constrained, the Company include the expected amount within the total transaction price and update its assumptions over the duration of the contract. The constraint will generally not result in a reduction in the estimated transaction price.

The Company’s performance obligations related to the procurement of marketing materials are typically satisfied upon shipment or delivery of its products to customers. Payment is typically due from the customer at this time or shortly thereafter. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced. The Company does not have material future performance obligations that extend beyond one year.

Some service revenue may be recognized over time but the difference from recognizing that revenue over time versus at a point in time when the service is completed and accepted by the customer has not been material to the Company’s overall revenue to date.

Contract Balances

Contract liabilities were $17.6 million and $17.6 million as of December 31, 2018 and January 1, 2018, respectively, and are referred to as deferred revenue in the condensed consolidated financial statements. The Company records deferred revenue when cash payments are received or due in advance of its performance. The increase in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by cash payments received or due in advance of satisfying its performance obligations as well as the recognition of a contract liability for projects where the Company has a right to payment (approximately $11.9 million), offset by $11.4 million of revenue recognized from the deferred revenue balance from January 1, 2018. There were no contract assets during the period.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2018. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company prior to adoption of ASC 606 or during the year ended December 31, 2018, are required to be capitalized. These costs primarily relate to commissions paid to its account executives and are included in selling, general and administrative expenses.

Costs to Fulfill a Customer Contract

The Company capitalized certain setup costs related to new customers as fulfillment costs upon adoption of ASU 2014-09 and during the year ended December 31, 2018. The closing balance at December 31, 2018 was $1.2 million. Capitalized contract setup costs are amortized over the expected period of benefit using the straight-line method which is generally three years. In the year ended December 31, 2018, the amount of amortization was $0.4 million, and there was a $1.3 million impairment loss in relation to setup costs capitalized in the North America reportable segment. The impairment was calculated as the difference between the carrying amount of the asset and the recoverable amount.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

4. Acquisitions

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

On June 30, 2017, the EYELEVEL acquisition reached the required performance measures at the end of its earnout period and the balance of the fair value of the contingent consideration liability was reclassified to due to seller. During the third quarter of 2017 the company paid $17.7 million to settle the final balance owed to the sellers. As of December 31, 2018 and 2017, there are and were no outstanding contingent consideration liabilities.

During the twelve months ended December 31, 2018 and 2017 and 2016, the Company recorded expense of $0.0 million, $0.7 million and $10.4 million, respectively, due to changes in the fair value of the contingent consideration liability.

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

The following table presents the number of shares issued as consideration for acquisitions and contingent consideration and the corresponding value of those shares during the years ended December 31, 2018, 2017 and 2016 (in thousands, except share value amounts):

	Shares of Common Stock Issued	Value of Shares	Average Share Value
Year ended December 31, 2018:
Payments of contingent consideration	—	—	—

Year ended December 31, 2017:
Payments of contingent consideration	441	$4,678	$10.61

Year ended December 31, 2016:
Payments of contingent consideration	244	$2,012	$8.25

5. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of December 31 (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	North America	EMEA	LATAM	Total
Balance as of December 31, 2016	$170,757	$23,264	$8,680	$202,700
Foreign exchange impact	(72)	(1,449)	(1,233)	(2,754)
Balance as of December 31, 2017	170,685	21,815	7,447	199,946
Goodwill impairment	(18,432)	(20,778)	(7,109)	(46,319)
Foreign exchange impact	(95)	(1,037)	(338)	(1,469)
Balance as of December 31, 2018	$152,158	$—	$—	$152,158

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

During the quarter ended September 30, 2018, the Company changed its segments (see Note 19) and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill.

The Company determined the enterprise value for its North America reporting unit based on a discounted cash flow model. The Company determined the enterprise value for its EMEA and LATAM reporting units based on the adjusted book value method. The Company further compared the enterprise value of each reporting unit to their respective carrying value. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively.

In total, the Company recognized a $27.9 million in non-cash, goodwill impairment charges during the third quarter of 2018, which is included in operating expenses in the condensed consolidated statement of operations. No tax benefit was recognized on such charge, and this charge had no impact on the Company’s cash flows or compliance with debt covenants.

The Company performed its annual impairment test as of October 1, 2018, its measurement date, and concluded there was no impairment in any of its reporting units.

As of December 31, 2018, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price. The Company determined an enterprise value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further compared the enterprise value of the reporting unit to its respective carrying value. The enterprise value for the North America reporting unit was less than its carrying value and resulted in a $18.4 million non-cash goodwill impairment charge. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

The Company previously recorded gross and accumulated impairment losses of $75.4 million in the EMEA reportable segment resulting from prior period goodwill impairment tests.

6. Other Intangible Assets

The following is a summary of the Company’s other intangible assets as of December 31 (in thousands):

	2018	2017	Weighted Average Life
Customer lists	$73,792	$74,615	14.4
Non-competition agreements	950	964	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,309	78,146
Less accumulated amortization and impairment	(67,481)	(50,583)
Intangible assets, net	$9,828	$27,563

In accordance with ASC 350, Intangibles – Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names, and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.

Amortization expense related to these intangible assets was $3.6 million, $5.0 million, and $5.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The Company's customer lists had accumulated amortization and impairment of $64.5 million and $47.8 million as of December 31, 2018 and 2017, respectively. The Company's trade names had accumulated amortization and impairment of $2.0 million and $1.8 million as of December 31, 2018 and 2017, respectively. The Company's patents and non-competition agreements were fully amortized as of December 31, 2018 and 2017.

The estimated amortization expense for the next five years and thereafter, is as follows (in thousands):

2019	$2,122
2020	2,021
2021	1,783
2022	1,407
2023	961
Thereafter	1,534
$9,828

2018 Intangible Assets Impairment

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The Company's intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists.

As a result, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists, which is included in the accumulated amortization balance above. Of the total charge, $0.6 million related to the LATAM reportable segment, and $13.2 million related to the EMEA reportable segment.

2016 Intangible Assets Impairment

During the fourth quarter of 2016, the Company recorded a non-cash, intangible asset impairment charge of $0.1 million related to a trade name acquired in a prior year business combination in the EMEA reportable segment. The charge is included in the depreciation and amortization line item of the income statement.

7. Restructuring Activities and Charges

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving returns for its clients and shareholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. In connection with these actions, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million  and $10.0 million for lease and contract terminations and other associated costs. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

For the year ended December 31, 2018, the Company recognized $6.0 million in restructuring charges.

The following table summarizes the restructuring activities for the 2018 Restructuring Plan for the year ended December 31, 2018 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$—	$—	$—	$—
Charges	3,257	512	2,262	6,031
Cash Payments	(2,594)	(226)	(1,557)	(4,377)
Non-cash settlements/adjustments	(305)	—	—	(305)
Balance at December 31, 2018	$358	$286	$705	$1,349

During the year ended December 31, 2018, the Company recorded the following restructuring costs within loss from operations (in thousands):

	North America	EMEA	LATAM	Other	Total
For the Year Ended December 31, 2018
Restructuring charges	$882	$2,496	$368	$2,285	$6,031

2015 Restructuring Plan

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions deemed unnecessary. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract termination and other associated costs. The charges were all incurred by the end of 2016 with the final payouts of the charges expected to occur in 2019. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout the plan.

The following table summarizes the accrued restructuring activities for this plan for the twelve months ended December 31, 2018 (in thousands), all of which relate to EMEA:

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2017	$484	$—	$—	$484
Cash payments	(47)	—	—	(47)
Non-cash settlements / adjustments	49	—	—	49
Balance at December 31, 2018	$486	$—	$—	$486

8. Property and Equipment

Property and equipment at December 31, 2018 and 2017, respectively, consisted of the following (in thousands):

	2018	2017
Computer equipment	$12,258	$10,985
Software, including internal-use software	82,426	78,410
Office equipment and furniture	7,315	6,111
Buildings	49,169	—
Leasehold improvements	4,394	3,576
Total Property and Equipment, Gross	155,562	99,082
Less accumulated depreciation	(72,629)	(62,368)
Property and Equipment, Net	$82,933	$36,714

Depreciation expense was $9.4 million, $8.4 million, and $12.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

In accordance with the Company’s fixed asset policy, the Company reviews the estimated useful lives of all its fixed assets, including software assets, at least once a year or when there are indicators that a useful life has changed. The review during the fourth quarter of 2016 indicated that the estimated useful lives of certain proprietary software were longer than the previously estimated useful lives. As a result, effective October 1, 2016, the Company changed the estimated useful lives of a portion of its software assets. The estimated useful lives of such assets were increased by an average of approximately 4.5 years. These assets had a net book value of $20.8 million as of October 1, 2016. The effect of this change in estimate resulted in a reduction of depreciation expense by $1.4 million, increase in net income by $0.8 million and increase in basic and diluted earnings per share by $0.02 for the year ended December 31, 2016.

Long-Lived Asset Impairment

The Company evaluates its long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Recoverability of these assets is measured by comparison of the carrying amount of each asset to the future undiscounted cash flows the asset is expected to generate over its remaining life. If the asset is considered to be impaired, the amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of capitalized costs related to a legacy ERP system in the EMEA reporting unit was less than the recorded book value of such assets.

During the third quarter of 2018, the Company recorded a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA reportable segment.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

During the fourth quarter of 2017, the Company ceased use of one of its internal-use software platforms and recorded $0.4 million of expense within depreciation and amortization.

Buildings

The Company was previously deemed the accounting owner of facilities in Blue Ash, Ohio, Portland, Oregon, and Prague, Czech Republic, during construction. Upon completion of construction, the Company evaluated each property for sale‑leaseback accounting treatment under ASC 840, Leases. The Company determined that the Portland, Oregon and Prague, Czech Republic locations did not qualify for sale-leaseback accounting treatment. The buildings were reclassified to buildings within Property and equipment, net. Refer to Note 10 for further details.

9. Revolving Credit Facility and Going Concern

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Credit Agreement includes a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provides the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility are guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations are secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit are 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The most recent amendment (i) modifies the definition of the term "Consolidated EBITDA" as used in the covenant calculations, (ii) increases the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and ending March 31, 2019, respectively, and (iii) decreases the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and ending March 31, 2019, respectively. The Company is also currently in the process of refinancing its debt. Please see Note 20 for further on events and circumstances occurring subsequent the balance sheet date.

The previous amendment to the Credit Agreement, dated as of September 28, 2018, extended the maturity date from September 25, 2019 to September 25, 2020 and adjusted the applicable rate spreads charged for interest on outstanding loans and letters of credit. Additional modifications were subsequently superseded by the most recent amendment, dated as of March 15, 2019.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018, and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ending March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter.

At December 31, 2018, the Company's leverage ratio exceeded its 3.50 to 1.00 ratio and the Company's interest coverage ratio did not meet its minimum 5.00 to 1.00 ratio. As a result, the Company amended its Credit Facility on March 15, 2019 to amend its financial covenant ratios. The revised covenants only extend to the Q4 2018 and Q1 2019 periods, and therefore, without any additional changes, the Company would likely exceed the maximum leverage ratio covenant and/or not meet the minimum interest coverage ratio beyond the waiver periods, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance of $142.7 million is presented as a current liability as of December 31, 2018 based on the guidance in ASC 470, Debt.

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. As described above, the probable inability of the Company to meet its current covenant obligations beyond the covenant waiver periods casts substantial doubt on the Company’s ability to meet its obligations within one year from the financial statement issuance date.

The Company is in the process of negotiating changes to its debt structure with its existing lenders, which, based on discussions with lenders to-date and review of proposed negotiated conditions and financial covenants, the Company believes will be successfully completed in Q2 2019.

At December 31, 2018, the Company had $6.0 million of unused availability under the Credit Agreement and $0.7 million of letters of credit which have not been drawn upon. The outstanding revolving credit facility - noncurrent was $0.0 million and $128.4 million as of December 31, 2018 and 2017, respectively, and the revolving credit facility - current was $142.7 million and $0.0 million as of December 31, 2018 and 2017, respectively. The Company had unamortized deferred financing fees associated with the Credit Facility of $0.7 million and $0.4 million as of December 31, 2018 and 2017.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At December 31, 2018, the Company had $4.5 million of unused availability under the Facility.

10. Commitments and Contingencies

Financing Obligation - Build to Suit Leases

During the third quarter of 2018, construction for the Portland, Oregon warehouse and office facilities for the Company's North America operations was completed. During the fourth quarter of 2018, construction for the Prague, Czech Republic warehouse and office facilities for the Company's EMEA operations was completed. The Company was previously deemed the accounting owner of these facilities during construction, and now that the construction is complete, the Company evaluated each property for sale‑leaseback accounting treatment under ASC 840, Leases.

The Company determined that the Portland, Oregon location did not qualify for sale-leaseback accounting treatment. The building was reclassified to buildings within Property and equipment, net. All future rent payments on the Portland lease will be treated as debt service payments on the financing obligation. As of December 31, 2018, $8.8 million was included in Property and equipment, net for the Portland facility. A corresponding liability (under the finance method) of $8.9 million was included in Financing obligation - build-to-suit leases as of December 31, 2018. The Company recorded $0.5 million of expense related to the Portland location during the year ended December 31, 2018, of which $0.1 million was included selling, general and administrative expenses, $0.3 million was interest expense and $0.1 million was depreciation and amortization in the Consolidated Statement of Operations.

The Company determined that the Prague, Czech Republic location did not qualify for sale-leaseback accounting treatment. The building was reclassified to buildings within Property and equipment, net. All future rent payments on the Prague lease will be treated as debt service payments on the financing obligation. As of December 31, 2018, $39.6 million was included in Property and equipment, net for the Portland facility. A corresponding liability (under the finance method) of $38.5 million was included in Financing obligation - build-to-suit leases as of December 31, 2018. The Company recorded $0.7 million of expense related to the Prague location during year ended December 31, 2018, of which $0.5 million was included selling, general and administrative expenses, $0.1 million was interest expense and $0.1 million was depreciation and amortization in the Consolidated Statement of Operations.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

Lease Commitments

The Company leases many of its office facilities for various terms under long-term, noncancelable operating lease agreements. The leases expire at various dates from fiscal year 2019 through fiscal year 2028. Future minimum lease payments are presented below (in thousands):

Operating Leases
2019	$6,383
2020	5,017
2021	4,422
2022	3,245
2023	2,068
Thereafter	1,966
Total minimum lease payments	$23,101

The Company recognizes rental expense on a straight-line basis over the term of the lease. The total rent expense for the years ended December 31, 2018, 2017 and 2016 was $10.5 million, $9.9 million and $10.6 million, respectively and is included in selling, general and administrative expenses in the consolidated statement of operations.

As described above, the Company determined that the Portland, Oregon and Prague, Czech Republic locations did not qualify for sale-leaseback accounting treatment. All future rent payments are will be treated as debt service payments on the financing obligation under the finance method. Total minimum lease payments for the five succeeding years and thereafter are $2.4 million $3.9 million $4.1 million $4.3 million, and $3.8 million.

Secured Borrowing Arrangements

Certain international subsidiaries are party to short-term secured borrowing arrangements which allow the Company to borrow against the value of a pool of current accounts receivable. The Company retains possession of the accounts receivable which are pledged as collateral. The pledged amounts are immaterial to the consolidated accounts receivable balance.

Legal Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages, and this claim is currently pending. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014 and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014 the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015 the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. All of the pending civil matters have been stayed in deference to the Company's related criminal complaint. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million) and the Company has determined that none of this amount was earned and payable.

In January 2014, a former finance employee of Productions Graphics initiated wrongful termination and overtime claims in the Labor Court of Boulogne-Billancourt and he currently seeks damages of approximately €0.6 million (approximately $0.7 million). The Company disputes these allegations and intends to vigorously defend these matters. In addition, the Company’s criminal complaint

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

in France, described above, seeks to redress harm caused by this former employee in light of his participation in the fraudulent transactions described above. The labor claim has been stayed in deference to the Company’s related criminal complaint.

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., is currently pending before the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. The putative class seeks an unspecified amount of monetary damages as well as reimbursement of fees and costs, including reasonable attorneys’ fees, and other costs. The Company and individual defendants dispute the claims. On July 27, 2018, the Court appointed a lead plaintiff and lead counsel for the case. Plaintiff’s counsel filed an amended complaint on September 25, 2018. The Company filed a motion to dismiss the complaint on November 26, 2018, and a decision on the motion is pending.

11. Income Taxes

The Company accounts for income taxes in accordance with ASC 740, Income Taxes ("ASC 740"), under which deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying values of assets and liabilities and their respective tax bases.

The (benefit) provision for income taxes consisted of the following components for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current income tax expense (benefit):
Federal	(781)	3,076	477
State	180	62	159
Foreign	4,581	4,078	5,972
Total current income tax expense	3,980	7,216	6,608
Deferred income tax expense (benefit):
Federal	(3,250)	1,959	4,165
State	(62)	1,575	414
Foreign	(1,129)	538	(353)
Total deferred income tax expense	(4,441)	4,072	4,226
(Benefit) provision for income taxes	$(461)	$11,288	$10,834

The (benefit) provision for income taxes for the years ended December 31, 2018, 2017 and 2016 differs from the amount computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) because of the effect of the following items (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	Year Ended December 31,
	2018	2017	2016
Tax (benefit) provision at U.S. federal income tax rate	$(16,093)	$9,706	$5,175
State income taxes, net of federal income tax effect	(307)	883	447
Federal, state and international deferred tax rate change	1,135	(5,119)	—
Transition tax	(924)	5,323	—
Effect of non-US operations	(2,424)	(2,228)	(781)
Nontaxable contingent liability fair value changes and goodwill impairment	11,254	237	3,578
Research and development credit	(40)	(38)	(140)
Change in valuation allowances	3,973	2,103	2,206
Prior year provision to return adjustment	942	(581)	(137)
Write-off of deferred taxes and tax receivables	431	70	193
Nondeductible expense and other	468	932	293
Tax reform global intangible low-taxed income	1,124	—	—
(Benefit) provision for income taxes	$(461)	$11,288	$10,834

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company's tax assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2018 and 2017, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Inventory reserve	$992	$700
Other reserves and allowances	3,470	370
Income tax basis in excess of financial statement basis in intangible assets	1,085	1,669
Deductible stock-based compensation	3,257	3,687
Net operating loss carryforward	18,836	13,669
Tax credit carryforwards	500	428
	28,140	20,523
Valuation allowance	(13,946)	(10,711)
Total deferred tax assets	14,194	9,812

Deferred tax liabilities:
Prepaid & other expenses	(284)	(265)
Fixed assets	(4,826)	(4,946)
Intangible assets	(16,067)	(15,953)
Total deferred tax liabilities	(21,177)	(21,164)

Net deferred tax liability	$(6,983)	$(11,352)

The realizability of deferred income tax assets is based on a more likely than not threshold. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance the Company considers historical taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets. The Company’s accounting policy is to consider deferred tax liabilities related to indefinite-lived intangible assets as a source of future taxable income when assessing the realizability of its indefinite-lived deferred tax assets.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

For the years ended December 31, 2018 and 2017, the Company recorded additional valuation allowances of $3.2 million and $2.4 million, respectively, related to operating losses for certain foreign locations.

As of December 31, 2018, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $16.3 million and $1.3 million, respectively. Of the $16.3 million federal NOL carryforwards, $15.7 million was generated in 2018 with an indefinite carryover to offset eighty percent of taxable income in a future period based on new legislation. The Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2018 includes $0.6 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million and begin to expire in 2023. Of the $1.3 million state NOL carryforwards, $1.0 million was generated in 2018. These state NOL carryforwards begin to expire in 2022.

As of December 31, 2018, the Company had tax effected NOLs in Argentina, Chile, China, Czech Republic, France, Germany, Italy, Japan, and Mexico of $0.3 million, $1.0 million, $0.5 million, $1.0 million, $7.9 million, $0.9 million, $0.4 million, $0.4 million, and $0.3 million, respectively, which have an indefinite carryover period.

A reserve for an uncertain tax position was recorded during prior years as a result of certain intercompany charges and expenses and as a result of a sale of intellectual property between the Company's subsidiaries. The following table summarizes the Company's uncertain tax positions (in thousands):

Uncertain tax positions
Balance at December 31, 2017	$499
Additions (subtractions) based on tax positions related to the current year	—
Additions (subtractions) based on tax positions related to the prior year	—
Interest and penalties	23
Balance at December 31, 2018	$522

As of December 31, 2017 and 2016, the Company had recorded uncertain tax positions of $0.5 million and $0.5 million, respectively, of which a nominal amount related to interest and penalties. The Company anticipates $0.2 million of its uncertain tax positions to reverse within the next twelve months. The gross unrecognized tax benefits, if recognized, would impact the effective tax rate by less than 1% as of December 31, 2018.

The Company's intention is to indefinitely reinvest all undistributed earnings of its foreign subsidiaries in accordance with ASC 740. Deferred income taxes were not calculated on undistributed earnings (deficit) of foreign subsidiaries.

The Company's (loss) income before taxes for its foreign operations was $(31.6) million, $14.4 million and $13.1 million for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2017, the U.S. government enacted comprehensive Federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Act”). Certain impacts of the new legislation would have generally required accounting to be completed and incorporate into the Company's 2017 year-end financial statements, however in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. The Company finalized its accounting for the new provisions during the fourth quarter of 2018. The 2018 impact from finalizing the accounting for the new provisions was a net tax benefit of $0.9 million.

The Company operates under a grant of income tax exemption in Puerto Rico, that became effective for certain operations occurring during the period ending December 31, 2018 and should remain in effect for 20 years as long as specific requirements are satisfied. The impact of this income tax exemption grant decreased foreign taxes by $2.0 million for 2018. The benefit of the tax exemption on diluted earnings per share was $0.04 per share.

12. Fair Value Measurement

ASC 820, Fair Value Measurement includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on observable or unobservable inputs to valuation

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

techniques that are used to measure fair value. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

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

The book value of the debt under the Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019 and further discussed in Note 9, is considered to approximate its fair value as of December 31, 2018 as the interest rates are considered in line with current market rates. This valuation method utilizes Level 1 inputs.

13. (Loss) Earnings Per Share

Basic (loss) earnings per common share is calculated by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net (loss) income by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares would include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period. For the years ended December 31, 2017 and 2016, respectively, 1.1 million and 3.8 million options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. There was no anti-dilutive impact for the year ended December 31, 2018.

The computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net (loss) income	$(76,171)	$16,430	$3,949

Denominator:
Denominator for basic (loss) earnings per share—weighted-average shares outstanding	52,230	53,851	53,607
Effect of dilutive securities:
Employee stock options and restricted common shares	—	1,093	728
Contingently issuable shares	—	—	125
Denominator for diluted (loss) earnings per share	52,230	54,944	54,460

Basic (loss) earnings per share	$(1.46)	$0.31	$0.07
Diluted (loss) earnings per share	$(1.46)	$0.30	$0.07

14. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of the Company's common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized the repurchase of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price, and other factors and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

During the year ended December 31, 2018, the Company repurchased 2,667,732 shares of its common stock for an aggregate amount of $25.6 million at an average cost of $9.60 per share. During the year ended December 31, 2017, the Company repurchased 1,121,928 shares of its common stock for an aggregate amount of $11.0 million at an average cost of $9.78 per share. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

15. Stock-Based Compensation Plans

In 2006, the Company adopted the 2006 Stock Incentive Plan (the "Plan"). Upon adoption, all previously existing plans were merged into the Plan and ceased to separately exist. The Plan was amended and restated effective June 2016 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 2,900,000, from 7,850,000 to 10,750,000. The Plan was further amended and restated effective September 6, 2018 resulting in an increase in the maximum number of shares of common stock that may be issued under the Plan by 1,035,000, from 10,750,000 to 11,785,000. The Company’s policy is to issue shares resulting from the exercise of stock options, issuance of performance stock units and conversion of restricted stock units as new shares.

The Company recorded share-based stock compensation expense of $5.3 million, $6.8 million, and $5.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company adopted ASU 2016-09 in 2017 and for the year ended December 31, 2017 began recognizing forfeitures as they occurred. The 2016 stock-based compensation expense is recorded net of an estimated forfeiture rate and adjusted to reflect actual forfeiture activity. The estimated forfeiture rates applied as of December 31, 2016 ranged from 7.0% to 8.0% for various types of employees. The Company recorded $0.9 million of additional stock-based compensation expense for the year ended December 31, 2016, for awards vested which exceeded the expense recorded using the estimated forfeiture rate.

Stock Options

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the closing share price on the grant date. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. The stock-based compensation expense related to stock options for the years ended December 31, 2018, 2017 and 2016 was $2.5 million, $2.9 million, and $2.3 million, respectively.

A summary of stock option activity for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2015	4,060	$8.37	$2,760
Granted	1,348	8.15	—
Exercised	(420)	6.27	4,455
Forfeited	(227)	10.20	—

Outstanding at December 31, 2016	4,761	8.40	8,655
Granted	568	10.73	—
Exercised	(428)	7.85	1,300
Forfeited	(467)	10.39	539

Outstanding at December 31, 2017	4,434	8.57	9,340
Granted	912	8.20	—
Exercised	(662)	5.33	967
Forfeited	(573)	11.21	—

Outstanding at December 31, 2018	4,111	$8.53	$37

Options vested and exercisable at December 31, 2018	2,030	$8.68	$37

The Company’s stock options have a maximum term of 10 years from the date of grant. The weighted average remaining contractual life for options outstanding and options vested and exercisable at December 31, 2018 is 6.48 and 4.61 years, respectively.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The weighted-average fair values and ranges of exercise prices for stock options granted during the years ended December 31, 2018, 2017 and 2016, which vest ratably over four or five years, are as follows (in thousands, except per share amounts):

	Options Granted	Weighted-Average Fair Value	Exercise Prices
2016	1,348	$3.38	$6.99 - $9.20
2017	568	$4.42	$9.32 - $11.47
2018	912	$3.37	$7.56 - $9.49

The number of vested options totaled 2.0 million, 2.5 million and 2.5 million as of December 31, 2018, 2017 and 2016, respectively.

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2018, 2017 and 2016, respectively. These amounts change based on the fair market value of the Company’s stock which was $3.74, $10.03 and $9.98 on the last business day of the years ended December 31, 2018, 2017 and 2016, respectively.

The following assumptions were utilized in the Black-Scholes valuation model for options granted in 2018, 2017 and 2016:

	2018	2017	2016
Dividend yield	—	—	—
Risk-free interest rate	2.76%-3.15%	1.98%-2.34%	1.53%-2.03%
Expected life	6.4 years	6.5 years	6.5 years
Volatility	35.0%-36.2%	36.0%-38.0%	38.0%-50.0%

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

There was $4.9 million, $5.0 million and $7.4 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2018, 2017 and 2016, respectively. This cost is expected to be recognized over a weighted average period of 2.8, 2.4 and 3.6 years, respectively.

The following table summarizes information about all stock options outstanding for the Company as of December 31, 2018 (share amounts in thousands):

Options Outstanding				Options Vested
Exercise Price	Number Outstanding	Weighted-Average Life Remaining (Years)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.00 - $4.36	27	0.15	$2.36	27	$2.36
$4.37 - $7.95	2,145	6.83	$7.19	924	$6.82
$7.96 - $11.97	1,621	6.68	$9.47	762	$9.25
$11.98 - $15.05	318	3.63	$13.28	318	$13.28
	4,111	6.48	$8.53	2,030	$8.68

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from one to five years. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

expense related to restricted common shares for the years ended December 31, 2018, 2017 and 2016 was $2.3 million, $3.5 million and $3.3 million, respectively.

A summary of restricted share activity is as follows (in thousands, except per share amounts):

	Outstanding Restricted Common Shares	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Common shares at December 31, 2015	957	$7.66
Granted	559	$8.24
Vested and transferred to unrestricted common stock	(429)	$7.71
Forfeited	(78)	$8.04

Nonvested Restricted Common shares at December 31, 2016	1,009	$7.92
Granted	332	$11.00
Vested and transferred to unrestricted common stock	(403)	$8.28
Forfeited	(166)	$8.51

Nonvested Restricted Common shares at December 31, 2017	772	$8.98
Granted	84	$9.37
Vested and transferred to unrestricted common stock	(341)	$8.83
Forfeited	(68)	$9.29
Nonvested Restricted Common shares at December 31, 2018	447	$9.13

There were $3.0 million, $5.1 million and $7.6 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2018, 2017 and 2016, respectively. This cost is expected to be recognized over a weighted average period of 2.2, 2.5 and 2.6 years, as of December 31, 2018, 2017 and 2016, respectively.

Restricted Share Units

Eligible employees receive restricted share units as a portion of their total compensation. The restricted share units vest over various time periods depending upon the grant, but generally vest from one to four years and convert to common stock at the conclusion of the vesting period. The Company measures the compensation cost based on the closing market price of the Company’s common stock at the grant date. The stock-based compensation expense related to restricted share units for the year ended December 31, 2018 was $0.7 million.

A summary of restricted share unit activity is as follows (in thousands, excepts per share amounts):

	Outstanding Restricted Share Units	Weighted- Average Grant- Date Fair Value
Nonvested Restricted Share Units at December 31, 2017	—	$—
Granted	577	$7.74
Vested and transferred to unrestricted share units	(16)	$7.75
Forfeited	(9)	$7.75
Nonvested Restricted Share Units at December 31, 2018	552	$7.74

There was $3.5 million of total unrecognized compensation costs related to restricted share units as of December 31, 2018. This cost is expected to be recognized over a weighted average period of 3 years as of December 31, 2018.

Performance-Based Restricted Stock Units:

During fiscal 2017, the Company granted a performance share unit ("PSUs") award to the Company's executive officers and certain other employees. The performance-based restricted stock unit awards are subject to vesting based on a performance-based condition and a service-based condition. At the end of the three-year service period, based on the cumulative adjusted earnings per

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

share and the return on invested capital achieved by the Company between April 1, 2017 and December 31, 2019 as approved by the Compensation Committee, these performance-based restricted stock units will vest in a percentage of the target number of shares between 0% and 200%, depending on the extent the performance condition is achieved. Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date.

On October 12, 2018, the Compensation Committee approved, pursuant to the 2006 Stock Incentive Plan, awards of PSUs for certain executive officers and employees. The PSUs are performance-based awards that will settle in shares of the Company's common stock in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company between July 1, 2018 and December 31, 2020. As of December 31, 2018, the number of common shares issuable upon vesting of these PSUs could range from zero to 586,574 shares.

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

A summary of performance share unit activity is as follows (share amounts in thousands):

	Outstanding Performance Share Units	Weighted- Average Grant- Date Fair Value
Nonvested Performance Share Units at December 31, 2016	—	$—
Granted	152	$11.10
Forfeited	(24)	$11.10
Nonvested Performance Share Units at December 31, 2017	128	$11.10
Granted	187	$7.36
Forfeited	(22)	$11.10
Nonvested Performance Share Units at December 31, 2018	293	$8.72

Compensation expense for PSUs is subject to adjustment based on management's assessment of the Company's performance relative to the target number of shares performance criteria. The stock-based compensation expense (benefit) related to PSUs for the year ended December 31, 2018 and 2017 was $(0.4) million and $0.4 million, respectively.

16. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 30 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2018, 2017 and 2016, total costs incurred from the Company’s contributions to the 401(k) plan were $0.0 million, $1.0 million, and $1.0 million, respectively.

17. Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Company. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Company and has a direct ownership interest in Arthur J. Gallagher & Company. The total amount billed for such procurement services during the years ended December 31, 2018, 2017 and 2016 was $1.6 million, $1.9 million and $1.9 million, respectively. Additionally, Arthur J. Gallagher & Company provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Company billed the Company $0.1 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amounts receivable from Arthur J. Gallagher & Company were $0.3 million and $0.2 million as of December 31, 2018 and 2017, respectively.

In the fourth quarter of 2017 the Company began providing marketing execution services to Enova International, Inc. David Fisher, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of Enova International, Inc. and has a direct ownership interest in Enova International, Inc. The total amount billed for such procurement services during the years ended December 31, 2018 and 2017 was $10.1 million and $0.1 million, respectively. The amounts receivable from Enova, Inc. were $2.0 million and $0.1 million as of December 31, 2018 and 2017.

18. Supplemental Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid for:
Interest	$7,149	$4,072	$4,338
Income taxes	5,810	9,838	5,845
	$12,959	$13,910	$10,183

Noncash investing and financing activities:
Buildings - Build to Suit Leases	$48,428	$—	$—
Repurchases of common stock	—	91	—
Shares issued as payment of contingent consideration	—	4,678	2,012
	$48,428	$4,769	$2,012

19. Business Segments

Segment information is prepared on the same basis that the Company's Chief Executive Officer, who is its chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. During the third quarter of 2018, the Company changed its reportable segments by disaggregating the Company's previously disclosed single International reportable segment into two separate reportable segments. The Company is now organized and managed by the CODM as three operating segments, which also represent the Company's reportable segments: North America, EMEA, and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia; and the LATAM segment includes operations in Mexico, Central America, and South America; Other consists of intersegment eliminations, shared service activities, and unallocated corporate expenses. All transactions between segments are presented at their gross amounts and eliminated through Other. Prior period amounts have been restated to reflect this change.

Management evaluates the performance of its operating segments based on revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2 and the product offerings within each reportable segment are consistent as outlined in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities and other items as described below. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment for the corporate headquarters.

The table below presents financial information for the Company's reportable operating segments and Other for the fiscal years noted (in thousands):

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

	North America	EMEA	LATAM	Other (2)	Total
Fiscal 2018:
Revenue from third parties	$777,426	$260,950	$83,175	$—	$1,121,551
Revenue from other segments	3,200	9,500	217	(12,917)	—
Total revenue	780,626	270,450	83,392	(12,917)	1,121,551
Adjusted EBITDA(1)	61,780	6,410	3,082	(43,372)	27,900
Fiscal 2017:
Revenue from third parties	780,511	265,669	92,181	—	1,138,361
Revenue from other segments	5,469	13,444	1,693	(20,606)	—
Total revenue	785,980	279,113	93,874	(20,606)	1,138,361
Adjusted EBITDA(1)	74,230	15,242	4,278	(35,867)	57,883
Fiscal 2016:
Revenue from third parties	736,140	267,168	91,094	—	1,094,402
Revenue from other segments	6,029	13,070	4,456	(23,555)	—
Total revenue	742,169	280,238	95,550	(23,555)	1,094,402
Adjusted EBITDA(1)	68,434	14,752	6,818	(31,392)	58,612

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill and intangible asset impairment charges, restructuring charges, senior leadership transition and other employee-related costs, business development realignment, professional fees related to ASC 606 implementation, executive search costs, restatement-related professional fees, other professional fees, obsolete retail inventory charges, and Czech currency impact on procurement margin is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

(2)	Other consists of intersegment eliminations, shared service activities and unallocated corporate expenses.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

The table below reconciles Adjusted EBITDA and Income (loss) before income taxes in the Company's consolidated statement of operations (in thousands):

	Year Ended December 31,
	2018	2017	2016
Adjusted EBITDA	$27,900	$57,883	$58,612
Depreciation and amortization	(12,988)	(13,390)	(17,916)
Stock-based compensation expense	(5,302)	(6,820)	(5,572)
Change in fair value of contingent consideration	—	(677)	(10,417)
Goodwill impairment	(46,319)	—	—
Intangible and other asset impairments	(18,121)	—	(70)
Restructuring charges	(6,031)	—	(5,615)
Senior leadership transition and other employee-related costs	(1,410)	—	—
Business development realignment	—	(715)	—
Professional fees related to ASC 606 implementation	(1,092)	(829)	—
Executive search costs	(235)	(454)	—
Restatement-related professional fees	(2,430)	—	—
Other professional fees	(507)	—	—
Obsolete retail inventory	(950)	—	—
Czech currency impact on procurement margin	—	(860)	—
Total other expense	(9,147)	(6,420)	(4,239)
(Loss) income before income taxes	$(76,632)	$27,718	$14,783

The table below presents total assets for the Company's reportable segments and Other as of December 31, 2018 and December 31, 2017.

	December 31,
	2018	2017
North America	$399,288	$401,415
EMEA	160,322	171,086
LATAM	43,028	57,235
Other	20,038	19,902
Total Assets	$622,676	$649,638

The Company had long-lived assets, consisting of net property and equipment, in the United States of $31.1 million and $21.8 million at December 31, 2018 and 2017, respectively. Long-lived assets in foreign countries were $51.8 million and $14.9 million at December 31, 2018 and 2017, respectively.

The Company does not record revenue for financial reporting purposes by product and service category and therefore, it is impracticable for the Company to report revenue in such manner.

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

20. Subsequent Events

In February 2019, upon approval of the Board of Directors, the Company entered into non-binding term sheets with financial institutions to refinance its outstanding debt. The Company intends to modify its debt structure to include a term loan instrument as well as an asset-backed facility with both containing first or second liens on a significant portion of the Company's assets. The Company is currently in the process of finalizing terms to these arrangements and expects them to be completed in the second quarter of 2019. Refer to Note 9 for more on the Company's debt.

21. Quarterly Financial Data (Unaudited)

The tables below are a condensed summary of the Company’s unaudited quarterly statements of income and quarterly earnings per share data for the years ended December 31, 2018 and 2017 (in thousands).

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$274,539	$281,967	$270,850	$294,195
Gross profit	66,067	64,871	64,042	60,118
Income (loss) from operations	1,241	2,355	(43,212)	(27,869)
Net loss	(1,684)	(299)	(44,937)	(29,251)
Net loss per share:
Basic	$(0.03)	$(0.01)	$(0.87)	$(0.56)
Diluted	$(0.03)	$(0.01)	$(0.87)	$(0.56)

	Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$264,405	$280,066	$288,523	$305,367
Gross profit	64,704	70,046	71,921	68,787
Income from operations	9,225	9,926	11,585	3,402
Net income (loss)	5,678	4,374	7,116	(738)
Net income (loss) per share:
Basic	$0.11	$0.08	$0.13	$(0.01)
Diluted	$0.10	$0.08	$0.13	$(0.01)

InnerWorkings, Inc. and subsidiaries
 Notes to Consolidated Financial Statements

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Valuation and Qualifying Accounts (in thousands)

Description	Balance at Beginning of Period	Charged to Expense	(Uncollectible Accounts Written Off, Net of Recoveries)	Balance at End of Period
Fiscal year ended December 31, 2018 Allowance for doubtful accounts	$3,534	$3,601	$(2,255)	$4,880
Fiscal year ended December 31, 2017 Allowance for doubtful accounts	$2,622	$454	$457	$3,534
Fiscal year ended December 31, 2016 Allowance for doubtful accounts	$1,231	$2,171	$(780)	$2,622

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
In connection with the filing of our Form 10-K for the year ended December 31, 2018, under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2018.

Our chief executive officer and chief financial officer concluded that due to the material weaknesses described below, our disclosure controls and procedures were not effective as of December 31, 2018 such that the information relating to the Company, including consolidated subsidiaries, required to be disclosed in our SEC reports is not (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Notwithstanding the ineffectiveness of our disclosure controls and procedures as well as the material weaknesses in our internal control over financial reporting as of December 31, 2018, management believes that (i) this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which they were made, not misleading with respect to the periods covered by this Annual Report and (ii) the consolidated financial statements, and other financial information, included in this Annual Report fairly present in all material respects in accordance with GAAP, our financial condition, results of operations and cash flows as of, and for, the dates and periods presented.

Our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2018.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.  Based on this evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018 due to the material weaknesses related to revenue recognition and commissions expense, which were previously reported on Item 9A of our Form 10-K for the year ended December 31, 2017 and have not yet been fully remediated.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

With respect to revenue recognition material weakness, the Company’s controls were ineffective to: (1) ensure that a contract was appropriately approved and identified prior to revenue being recognized; (2) retain and review customer order documentation, including support for assessing whether the transaction price was determinable; (3) ensure that revenue was recognized subsequent to the transfer of control of the goods or services; and (4) estimate the impact of future credit memos. These deficiencies also contributed to control deficiencies identified in related accounts receivable, unbilled accounts receivable, accrued accounts payable, inventory and cost of sales. With respect to commissions expenses material weakness, the Company’s controls were not designed and operating effectively to: (1) ensure the completeness and accuracy of underlying data used for computing the commission expenses and (2) sufficiently review and approve arrangements with respect to commission expenses.

As a result of the foregoing material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018.

Remediation Efforts Related to Material Weaknesses
Our management has worked, and continues to work, to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are operating effectively.

We have continued executing a plan to remediate the material weaknesses noted above.  Specifically, to remediate deficiencies in revenue recognition controls, the Company is developing and implementing controls to: (i) compile and process shipping data and delivery terms in customer contracts and improve related operational processes; (ii) improve review processes and related documentation supporting customer orders and pricing; (iii) improve process for estimating future credit memos; and (iv) implement an improved system, process, and related controls to categorize and track customer contracts based on delivery terms. As of the filing date, we have made progress toward remediating the material weaknesses by:

•	implementing new policies over the operational processes supporting revenue recognition,

•	adding resources to train the process owners and to monitor compliance with the Company’s policies,

•	developing enhancements to the Company’s systems, including approval workflows, validation of shipping data, and preventative controls over data inputs, and

•	implementing a new system for tracking customer contract terms and improved contract review process.

To remediate deficiencies in the controls over the commissions process, the Company has developed and is in the process of implementing controls to ensure that systems used for commissions are updated with accurate data to reflect approved compensation arrangements. We have made progress toward remediating the material weakness by:

•	purchasing and implementing a third-party system to manage the administration of commissions,

•	reviewing sales rep agreements and obtaining confirmation from sales reps of their key terms,

•	improving the review process over commissions expense and the related balance sheet accounts, and

•	evaluating the accuracy of the reports and underlying data that support the commissions process.

We will continue to actively identify, develop, and implement additional measures to materially improve and strengthen our internal control over financial reporting. The material weaknesses discussed above cannot be considered remediated until the controls have operated for a sufficient period of time and management has concluded, through testing, that such controls are operating effectively. We expect to complete this remediation during 2019.

Changes in Internal Control Over Financial Reporting

Other than the changes described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of InnerWorkings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited InnerWorkings Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weaknesses described below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment.

Management has identified a material weakness in controls related to the company’s revenue accounting process, which also contributed to control deficiencies identified in related accounts receivable, unbilled accounts receivable, accrued accounts payable, inventory and cost of sales. Management also identified a material weakness related to the design and operating effectiveness of the review controls over commission expenses.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and the financial statement schedule listed in the Index at Item 15(a)2 (collectively referred to as the “consolidated financial statements”). These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated March 19, 2019 which expressed an unqualified opinion thereon.

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
March 19, 2019

Item 9B.	Other Information
 None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders not later than 120 days after the end of our fiscal year ended December 31, 2018.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2018 (in thousands, except per share amount).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,111	$8.53	2,156	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	4,111	$8.53	2,156

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2019 Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accounting fees and services is incorporated by reference herein from the section entitled “Matters Concerning Our Independent Registered Public Accounting Firm” in our 2019 Proxy Statement to be filed with the SEC in connection with our 2019 Annual Meeting of Stockholders.

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

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation.(1)

3.2	Second Amended and Restated By-Laws.(17)

4.1	Specimen Common Stock Certificate.(2)

10.1	InnerWorkings, LLC 2004 Unit Option Plan.(2)†

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective September 6, 2018. (14)†

10.3	Form of InnerWorkings Restricted Stock Award Agreement.(8)†

10.4	Form of Stock Option Award Agreement.(8)†

10.5	Form of Performance Share Unit Award Agreement.(8)†

10.6	InnerWorkings, Inc. Annual Incentive Plan.(2)†

10.7	Amended and Restated Employment Agreement entered into as of December 19, 2013 by and between Eric D. Belcher and InnerWorkings, Inc.(3)†

10.8	Transition Agreement between InnerWorkings, Inc. and Eric D. Belcher, dated February 1, 2018.(10)†

10.9	Employee Agreement entered into as of March 6, 2017 by and between InnerWorkings, Inc. and Robert L. Burkart.(7)†

10.10	Amended and Restated Employment Agreement between InnerWorkings, Inc. and Charles Hodgkins, dated December 6, 2017. (9)†

10.11	Employment Agreement between InnerWorkings, Inc. and Richard Stoddart, dated January 31, 2018. (10)†

10.12	Amended and Restated Employment Agreement between InnerWorkings, Inc. and Ronald Provenzano, dated October 16, 2018. (16)†

10.13	Employment Agreement between InnerWorkings, Inc. and Oren B. Azar, dated October 16, 2018. (16)†

10.14	Employment Agreement between InnerWorkings, Inc. and Donald W. Pearson, dated December 31, 2018.(18)†

10.15	Transition Agreement between InnerWorkings, Inc. and Charles Hodgkins, dated January 3, 2019. (18)†

10.16	Form of Indemnification Agreement.(2)

10.17
Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party thereto.(4)

10.18
First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party hereto.(5)

10.19	Second Amendment to Credit Agreement, dated as of November 1, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (11)

10.20	Third Amendment to Credit Agreement, dated as of December 27, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent. (11)

10.21	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(6)

10.22	Fifth Amendment to Credit Agreement, dates as of February 3, 2017, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.(7)

10.23	Sixth Amendment to Credit Agreement, dated as of August 13, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent. (13)

10.24	Seventh Amendment to Credit Agreement, dated as of September 28, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (15)

10.25
Settlement Agreement, dated July 29, 2018, by and among InnerWorkings, Inc., Engine Capital, L.P., Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Jet Capital, L.P., Engine Investments, LLC and Arnaud Ajdler. (12)

10.26	Eighth Amendment to Credit Agreement, dated as of March 15, 2019, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent.

21.1	Subsidiaries of InnerWorkings, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.LAB	XBRL Taxonomy Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

(1)	Incorporated by reference to Form S-1 Registration Statement (File No. 333-139811).
(2)	Incorporated by reference to the 2016 Proxy Statement on Schedule 14A filed on April 18, 2016.
(3)	Incorporated by reference to Current Report on Form 8-K filed on December 20, 2013.
(4)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 6, 2010.
(5)	Incorporated by reference to Current Report on Form 8-K filed on April 26, 2012.
(6)	Incorporated by reference to Current Report on Form 8-K filed on October 1, 2014.
(7)	Incorporated by reference to Annual Report on Form 10-K filed on March 9, 2017.
(8)	Incorporated by reference to Current Report on Form 8-K filed on June 5, 2017.
(9)	Incorporated by reference to Current Report on Form 8-K filed on December 7, 2017.
(10)	Incorporated by reference to Current Report on Form 8-K filed on February 5, 2018.
(11)	Incorporated by reference to Annual Report on Form 10-K filed on March 16, 2018.
(12)	Incorporated by reference to Current Report on Form 8-K filed on July 30, 2018.
(13)	Incorporated by reference to Quarterly Report on Form 10-Q filed on August 14, 2018.
(14)	Incorporated by reference to Current Report on Form S-8 registration statement filed on September 12, 2018.
(15)	Incorporated by reference to Current Report on Form 8-K filed on October 2, 2018.
(16)	Incorporated by reference to Current Report on Form 8-K filed on October 17, 2018.
(17)	Incorporated by reference to Current Report on Form 8-K filed on November 1, 2018.
(18)	Incorporated by reference to Current Report on Form 8-K filed on January 4, 2019.
†	Management contract or compensatory plan or arrangement of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INNERWORKINGS, INC.

By:	/ S / RICHARD S. STODDART
Richard S. Stoddart
Title:	Chief Executive Officer and
President

KNOWN BY ALL PERSONS BY THESE PRESENTS, that the individuals whose signatures appear below hereby constitute and appoint Richard S. Stoddart and Donald W. Pearson and each of them severally, as his or her true and lawful attorneys-in-fact and agents with full power of substitution and resubstitution for him or her and in his or her name, place and stead in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do or perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or of his substitute or substitutes, may lawfully do to cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/ S / RICHARD S. STODDART	President, Chief Executive Officer and Director	March 19, 2019
Richard S. Stoddart	(principal executive officer)

/ S / DONALD PEARSON	Chief Financial Officer (principal financial officer)	March 19, 2019
Donald W. Pearson

/ S / JOHN BOSSHART	Chief Accounting Officer (principal accounting officer)	March 19, 2019
John Bosshart

*	Chairman of the Board	March 19, 2019
Jack M. Greenberg

*	Director	March 19, 2019
Charles K. Bobrinskoy

*	Director	March 19, 2019
Lindsay Y. Corby

*	Director	March 19, 2019
David Fisher

*	Director	March 19, 2019
J. Patrick Gallagher, Jr.

*	Director	March 19, 2019
Adam J. Gutstein

*	Director	March 19, 2019
Julie M. Howard

*	Director	March 19, 2019
Linda S. Wolf

*By:	/s/ Donald W. Pearson
Donald W. Pearson, as attorney-in-fact