Form 10-K/A
period 2018-12-31
INNERWORKINGS INC
filed 2019-04-30
CIK 1350381

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

As of April 25, 2019, the registrant had 51,859,799 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
 None

EXPLANATORY NOTE
InnerWorkings, Inc. ("InnerWorkings," the "Company," "we," "us," or "our") is filing this Amendment No. 1 on Form 10-K/A (this "Amendment") to amend our Annual Report on Form 10-K for the year ended December 31, 2018, originally filed with the Securities and Exchange Commission (the "SEC") on March 19, 2019 (the "Original 10-K Filing"), solely for the purpose of including the information required by Part III of Form 10-K. Such information was previously omitted from the Original 10-K Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference to our definitive proxy statement for the 2019 Annual Meeting of Stockholders if such proxy statement is filed no later than 120 days after our fiscal year end. The reference on the cover of the Original 10-K Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original 10-K Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), Part III, Items 10 through 14 of the Original 10-K Filing are hereby amended and restated in their entirety. In addition, we are also including Exhibits 31.1 and 31.2 required by the filing of this Amendment. This Amendment does not amend or otherwise update any other information in the Original 10-K Filing. Accordingly, this Amendment should be read in conjunction with the Original 10-K Filing and with our filings with the SEC subsequent to the Original 10-K Filing.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors

The names of the Company’s directors, their ages as of April 30, 2019, their recent employment or principal occupation, the names of other public companies for which they currently serve as a director or have served as a director within the past five years, and their period of service as an InnerWorkings director are set forth below.

Name	Age	Position
Jack M. Greenberg (1)(2)	76	Chairman of the Board
Richard S. Stoddart	56	Chief Executive Officer, President and Director
Charles K. Bobrinskoy(1)(3)	59	Director
Lindsay Y. Corby (3)	41	Director
David Fisher(1)(3)	50	Director
J. Patrick Gallagher, Jr.(1)(2)	67	Director
Adam J. Gutstein(2)	56	Director
Julie M. Howard(1)(2)(3)	56	Director
Linda S. Wolf(1)(2)(3)	71	Director

(1)	Current member of our Compensation Committee.

(2)	Current member of our Nominating and Corporate Governance Committee.

(3)	Current member of our Audit Committee

Jack M. Greenberg has served on our Board since October 2005 and has served as Chairman of the Board since September 2018. Mr. Greenberg was Lead Independent Director from April 2018 to September 2018 and Chairman of the Board from June 2010 to April 2018. Mr. Greenberg served on the Board of IQVIA until April 2019, and was Chairman of The Western Union Company until his retirement in May 2017. He retired as Chairman and Chief Executive Officer of McDonald’s Corporation, a publicly traded global food service retailer, at the end of 2002. He had served as McDonald’s Chairman since May 1999, and as its Chief Executive Officer since August 1998. Mr. Greenberg served as McDonald’s President from August 1998 to May 1999, and as its Vice-Chairman from December 1991 to August 1998. He also served as Chairman from October 1996, and Chief Executive Officer, from July 1997, of McDonald’s USA until August 1998. Before joining McDonald’s, Mr. Greenberg was a Partner and Director of Tax Services for both the Midwest Region and Chicago office of Arthur Young & Company, and served on the firm’s management committee. He is a member of the American Institute of Certified Public Accountants, the Illinois CPA Society, and the Chicago Bar Association. He also served as a Director of The Allstate Corporation and of Hasbro, Inc. until 2015 and as a Director of Manpower, Inc. until 2014. Mr. Greenberg’s civic involvement includes service on the board of DePaul University, where he previously served as Chairman, the Institute of International Education, and the Field Museum. Mr. Greenberg is a graduate of DePaul University’s School of Commerce and School of Law. Mr. Greenberg’s various leadership positions, including Chief Executive Officer of a major global corporation, brings to the Board extensive management experience and economics expertise and strengthens the Board’s global perspective. In addition to Mr. Greenberg’s significant public company experience, he is a certified public accountant and an attorney, which provides additional value and perspective to the Board.

Richard S. Stoddart has served on our Board and as our Chief Executive Officer and President since April 2018. Prior to his appointment as Chief Executive Officer, from February 2016 through April 2018, Mr. Stoddart served as Global President and the Chief Executive Officer of Leo Burnett Worldwide, a global advertising agency. He previously served as Chief Executive Officer of Leo Burnett North America from 2013 to 2016 and as President of Leo Burnett North America from 2005 to 2013. From 2001 to 2005, he was Manager of Marketing Communications of Ford Motor Company (NYSE). He currently serves on the Board of Directors of Hasbro, Inc. (NASDAQ) and is a member of its Audit and Finance Committees. Mr. Stoddart also served as a member of the Board of Directors of Carbon Media Group, LLC, the largest outdoor sports digital media company, until its acquisition in 2018.

Mr. Stoddart holds a Bachelor of Arts from Dartmouth College. As Chief Executive Officer of the Company, Mr. Stoddart brings to the Board the critical link to management’s perspective in Board discussions regarding the business and strategic direction of the Company.

Charles K. Bobrinskoy has served on our Board since August 2008. Mr. Bobrinskoy is currently Vice Chairman, Head of Investment Group at Ariel Investments, a global financial institution. Additionally, he is a Portfolio Manager of Ariel Focus Fund, a concentrated portfolio investing in mid-to-large cap companies. Prior to Ariel, Mr. Bobrinskoy spent 21 years as an investment banker at Salomon Brothers, a global financial institution, and its successor company, Citigroup, a global financial institution, where he held many leadership positions, most recently Managing Director and Head of North American Investment Banking Branch Offices. Mr. Bobrinskoy currently serves as a director of State Farm Automobile Insurance Company. In addition to his work at Ariel, Mr. Bobrinskoy serves on the boards of the Museum of Science and Industry, La Rabida Children’s Foundation, Big Shoulders Fund, Abraham Lincoln Presidential Library Foundation, Chicago Club, and Lakeshore Athletic Club. He is also a member of the Executive Committee of the Commercial Club of Chicago. He is a member of the Economic Club of Chicago and is a Henry Crown Fellow of the Aspen Institute. He holds a bachelor’s degree from Duke University and a Master of Business Administration from the University of Chicago Booth School of Business. Mr. Bobrinskoy’s extensive financial knowledge obtained through his various leadership positions within global financial institutions brings valuable perspectives to the Company in connection with its financial strategies and reporting, particularly in his role as Chairman and financial expert of the Board’s Audit Committee.

Lindsay Corby has served on our Board since July 2018. Ms. Corby is currently Executive Vice President and Chief Financial Officer of Byline Bank (NYSE: BY), a role she has held since July 2015. Ms. Corby joined Byline in June 2013, serving as Chief Administrative Officer until July 2015. From February 2011 to June 2013, Ms. Corby served as a Principal at BXM Holdings, Inc., an investment fund specializing in community bank investments. Prior to joining BXM Holdings, Ms. Corby was a Vice President of Keefe, Bruyette & Woods, Inc., an investment bank. From 2012 to 2016, Ms. Corby also served as a Director on the Board of QCR Holdings, Inc., a public bank holding company. Ms. Corby holds a master’s degree in accounting and a bachelor’s degree in accounting and Spanish from Southern Methodist University. She is also a Registered Certified Public Accountant. Ms. Corby’s financial acumen and experience as a chief financial officer and her service on the board of a public company provides the Board and Audit Committee with valuable knowledge and insight on financial strategies, reporting, and controls.

David Fisher has served on our Board since November 2011. Mr. Fisher is currently Chairman and Chief Executive Officer of Enova International, Inc., a global consumer lending company. He has served as Enova’s Chief Executive Officer since January 2013. From September 2011 through February 2012, Mr. Fisher served as both President of optionsXpress online brokerage, which was acquired by The Charles Schwab Corporation, a leading provider of financial services, in September 2011, and as Senior Vice President of Derivatives at The Charles Schwab Corporation. From 2007 until the acquisition, Mr. Fisher served as Chief Executive Officer and a member of the optionsXpress Board of Directors. Mr. Fisher is a member of the Board of Directors of GrubHub, Inc. and serves as chairman of its audit committee and a member of its compensation committee, and is a member of the Board of Directors of FRISS. From January 2008 through October 2011, Mr. Fisher served as a member of the Board of Directors of CBOE Holdings, Inc. From 2001 through 2004, Mr. Fisher served as Chief Financial Officer at Potbelly Sandwich Works. Mr. Fisher also served as Chief Financial Officer of RBC Mortgage from 2000 through 2001 and of Prism Financial from December 1998 through January 2001. Mr. Fisher is also a member of the Board of Trustees for the Museum of Science and Industry. Mr. Fisher received his bachelor’s degree in Finance from the University of Illinois at Champaign and his Juris Doctor from Northwestern University School of Law. Mr. Fisher’s experience as Chief Executive Officer of a public company and his previous years of service as the Chief Financial Officer of several organizations provide valuable financial knowledge and valuable insight on reporting to the Board as well as to the Company’s Audit Committee on which he serves.

J. Patrick Gallagher, Jr. has served on our Board since August 2011. Mr. Gallagher is currently Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co., an international insurance brokerage and risk management services firm. He began his career with Gallagher in 1974. In addition to his corporate responsibilities, Mr. Gallagher serves on the boards of the American Institute for Chartered Property Casualty Underwriters and the International Insurance Foundation. He also serves on the Advisory Council for Boys Hope/Girls Hope and the Board of Advisors for Catholic Charities. He is a member of the Economic Club of Chicago, the Executive Club of Chicago and the Commercial Club of Chicago. Mr. Gallagher holds a Bachelor of Arts in Government from Cornell University. Mr. Gallagher’s 20 years as the Chief Executive Officer of a publicly-listed services business provides valuable insight and perspective to the Company.

Adam J. Gutstein has served on our Board since October 2018. From June 2012 to September 2018, Mr. Gutstein served as Vice Chairman at PricewaterhouseCoopers US (“PwC”), a professional services firm and network, where he led PwC’s Eastern Region from June 2016 to September 2018. He joined PwC in 2010 and became a member of the US Advisory Leadership Group where he held various roles, including leading the integration of Diamond Management & Technology Consultants and other large transactions, leading the firms’ Management Consulting practice, and serving as a Director of PwC Hispanic America Advisory.

From April 2006 to November 2010, Mr. Gutstein served as the President and Chief Executive Officer of Diamond Management & Technology Consultants, Inc., and a member of the board of directors of Diamond, and from March 1994 to March 2006, he served as Vice President and Partner of that company. At times during his tenure as CEO and a board member of Diamond, Mr. Gutstein served on the boards of two other public companies, HealthAxis and InnerWorkings. Before joining Diamond as a founding partner in 1994, Mr. Gutstein was an officer of Technology Solutions Company, and he began his career at Andersen Consulting. Mr. Gutstein holds a bachelor’s degree in economics from Haverford College. Mr. Gutstein’s experience at PwC and Diamond leading global teams to deliver client and shareholder value through growth strategies, improving operations, and capitalizing on technology provides valuable knowledge and operational strategy insight to the Company.

Julie M. Howard has served on our Board since October 2012. Ms. Howard is currently Chairman and Chief Executive Officer of Navigant Consulting, Inc. Prior to becoming Chief Executive Officer of Navigant Consulting in March 2012, Ms. Howard served as President beginning in 2006 and Chief Operating Officer beginning in 2003. Ms. Howard serves on the Board of Directors of ManpowerGroup Inc., including its Nominating and Governance Committee. Ms. Howard also serves as a member of the Medical Center Board for Lurie Children's Hospital. Ms. Howard formerly served on the Board of Directors for Kemper Corporation, including service on its Audit, Compensation and Nominating and Governance Committees, the Board of Directors for the Association of Management Consulting Firms, the Dean's Advisory Board of the Business School at the University of Wisconsin-Madison, and the Board of Governors for the Metropolitan Planning Council of Chicago. Ms. Howard is a founding member and serves on the board of the Women’s Leadership and Mentoring Alliance. Ms. Howard holds a Bachelor of Science in Finance from the University of Wisconsin. She has also participated in Harvard Business School Executive Education programs and completed the Corporate Governance program at Stanford University. Ms. Howard’s business experience and involvement with strategic and operational programs, development of growth and profitability initiatives and regular interaction with a wide range of corporate constituents contributes unique perspectives and skill sets to the Board in its oversight of the Company’s business and its respective strategic initiatives.

Linda S. Wolf has served on our Board since November 2006. Ms. Wolf retired as Chairman and Chief Executive Officer of Leo Burnett Worldwide, a global advertising agency, in April 2005. She had served as Leo Burnett Worldwide’s Chairman and Chief Executive Officer since January 2001 and as President of Leo Burnett USA from July 1996 to December 2000. From March 1992 to June 1996, she was an Executive Vice President responsible for Business Development at Leo Burnett USA. Ms. Wolf served on the Board of Directors of Wal-Mart Stores Inc. from 2005 to 2017. Ms. Wolf joined the Board of Wrapports LLC in 2012. She is a trustee for investment funds advised by the Janus Capital Group Inc. She is also a director of Lurie Children’s Hospital, The Chicago Council on Global Affairs, the Chicago Community Trust and the Rehabilitation Institute of Chicago. Ms. Wolf holds a bachelor’s degree from Ohio Wesleyan University. As a former senior executive of a global advertising agency, Ms. Wolf brings to the Board extensive senior executive and global leadership experience, including business development, marketing, operations and strategic planning. Ms. Wolf also strengthens the Board’s global perspective and governance expertise.

Executive Officers

The following table sets forth certain information concerning each of our five executive officers as of April 30, 2019:

Name	Age	Position
Richard S. Stoddart	56	Chief Executive Officer, President and Director
Donald W. Pearson	57	Chief Financial Officer and Executive Vice President
Ronald C. Provenzano	53	Executive Vice President and Head of Operations Excellence
Oren B. Azar	55	Executive Vice President, General Counsel and Corporate Secretary
Renae D. Chorzempa	45	Executive Vice President and Chief Human Resources Officer

Biographies for our executive officers are set forth below.

Richard S. Stoddart. For more information on Mr. Stoddart, please see above under “Directors.”

Donald W. Pearson has served as Chief Financial Officer of InnerWorkings since January 2019. Mr. Pearson was a private investor and independent consultant from October 2016 to January 2019. From June 2015 to October 2016, Mr. Pearson was Executive Vice President and Chief Financial Officer of BWAY Corporation. Previously, Mr. Pearson served as Senior Vice President and Chief

Financial Officer of Sparton Corporation from September 2014 to June 2015 and as Senior Vice President and Chief Financial Officer of AMCOL International Corporation from 2008 to 2014. Mr. Pearson holds a Master of Business Administration from the University of Chicago and a Bachelor of Arts in Accounting from Augustana College.

Ronald C. Provenzano has served as Executive Vice President and Head of Operations Excellence since October 2018. Mr. Provenzano served as General Counsel of InnerWorkings from September 2012 to October 2018, and additionally as Executive Vice President since June 2016 to October 2018, as interim head of human resources from January 2016 to August 2018, and as Corporate Secretary from March 2015 to October 2018. Previously, Mr. Provenzano served in senior legal executive roles for R.R. Donnelley & Sons Company, Huron Consulting Group and True North Communications. Before joining True North in 1999, Mr. Provenzano was a partner at Kirkland & Ellis, a large global law firm. Mr. Provenzano holds a Juris Doctor from University of Illinois College of Law, a Bachelor of Science in Accountancy from the University of Illinois, Urbana-Champaign, and a Master of Business Administration from the University of Chicago Booth School of Business.

Oren B. Azar has served as Executive Vice President, General Counsel and Corporate Secretary since October 2018. Mr. Azar served as Senior Vice President and Deputy General Counsel of the Company from June 2014 to October 2018. Mr. Azar was an independent legal consultant and a member of the legal services firm Outside GC, LLC from January 2013 to June 2014. Previously, Mr. Azar served in senior legal roles for Walgreen Co. and Joy Global Inc. and practiced corporate law as a partner at Shearman & Sterling LLP. Mr. Azar holds a Juris Doctor from Harvard Law School and a Bachelor of Science in Economics from the Wharton School of the University of Pennsylvania.

Renae D. Chorzempa has served as Chief Human Resources Officer since August 2018 and additionally as Executive Vice President since February 2019. From May 2012 to November 2017, Ms. Chorzempa was Vice President of Human Resources at Hill-Rom Holdings, Inc. Previously, Ms. Chorzempa held senior human resources positions at Alberto Culver, Illinois Tool Works and Kraft Foods, Inc. Ms. Chorzempa holds a Master of Science degree in Human Resources Management from Purdue University’s Krannert School of Management and a Bachelor of Arts degree in Psychology and Sociology from Purdue University.

Committees of the Board of Directors

Audit Committee. Charles K. Bobrinskoy, Lindsay Y. Corby, David Fisher, Julie M. Howard and Linda S. Wolf serve on the Audit Committee. Mr. Bobrinskoy serves as the chairman of our Audit Committee. The Audit Committee is composed of independent non-employee directors and is responsible for, among other things, supervising internal audit and reviewing internal financial controls and accounting principles to be employed in the preparation and review of our financial statements. In addition, the Audit Committee has authority to engage public accountants to audit our annual financial statements and determine the scope of the audit to be undertaken by such accountants. Each member of the Audit Committee is financially literate and Charles K. Bobrinskoy and Lindsay Y. Corby are Audit Committee financial experts under the SEC rule implementing Section 404 of the Sarbanes-Oxley Act of 2002.

Compensation Committee. Charles K. Bobrinskoy, David Fisher, J. Patrick Gallagher, Jr., Jack M. Greenberg, Julie M. Howard and Linda S. Wolf serve on the Compensation Committee. Ms. Howard serves as the chairman of our Compensation Committee. Prior to Ms. Howard's election as chairman on February 21, 2019, Mr. Gallagher had served as chairman of our Compensation Committee since March 2012. The Compensation Committee is composed of independent non-employee directors, each of whom is an “independent director” as required by the applicable listing standards of NASDAQ (including the specific independence requirements for compensation committee members), and is responsible for, among other things, reviewing and approving compensation of our Chief Executive Officer and our other executive officers. Additionally, the Compensation Committee reviews and recommends to our Chief Executive Officer and the Board policies, practices and procedures relating to the compensation of managerial employees and the establishment and administration of certain employee benefit plans for managerial employees. The Compensation Committee has the authority to administer our Stock Incentive Plan, and to advise and consult with our officers regarding managerial personnel policies. In 2018, the Compensation Committee engaged Willis Towers Watson to perform certain compensation consulting services related to benchmarking the Company’s executive compensation. In connection with this engagement, the Compensation Committee requested that Willis Towers Watson:

•review the appropriateness of our proxy peer group based on an evaluation of our size and operations;
•provide advice on executive compensation issues; and
•assess the extent to which our executive compensation is aligned with performance and market practices.

Willis Towers Watson provided compensation consulting services to the Compensation Committee only on matters for which the Compensation Committee is responsible. While the Compensation Committee sought input from Willis Towers Watson on the matters described above, the Compensation Committee is solely responsible for determining the final amount and form of compensation and the level of performance targets. Willis Towers Watson is directly engaged by and reports to the Compensation

Committee, although it does interact with Company management at the Compensation Committee’s direction. A different division of Willis Towers Watson provides non-executive benefits and insurance brokerage services to the Company. For 2018, we paid Willis Towers Watson approximately $125,000 for services provided to the Compensation Committee, and we paid approximately $439,000 for the non-executive benefits and insurance brokerage services provided to the Company. In accordance with the requirements of Regulation S-K, the Company has determined that no conflict has arisen in connection with the work of Willis Towers Watson as compensation consultant to the Compensation Committee. See the “Executive and Director Compensation - Compensation Discussion and Analysis” section in Item 11 of this Annual Report for discussion of the Company’s processes and procedures for considering and determining executive and director compensation.

Nominating and Corporate Governance Committee. Adam Gutstein, J. Patrick Gallagher, Jr., Jack M. Greenberg, Julie M. Howard and Linda S. Wolf serve on the Nominating and Corporate Governance Committee. Mr. Gutstein serves as the chairman of our Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of independent non-employee directors and is responsible for, among other things, assisting the Board with its responsibilities regarding:

•the identification of individuals qualified to become directors;
•the selection of the director nominees for the next annual meeting of stockholders;
•the selection of director candidates to fill any vacancies on the Board;
•the performance, composition, duties and responsibilities of the Board and the committees of the Board;
•succession planning for the Chief Executive Officer; and
•the operation of the Board with respect to corporate governance matters.

In evaluating and determining whether to nominate a candidate for a position on the Company’s Board, the Nominating and Corporate Governance Committee will consider the candidate’s professional ethics and values, relevant management experience and a commitment to enhancing stockholder value. The Company regularly assesses the size of the Board, whether any vacancies are expected due to retirement or otherwise, and the need for particular expertise on the Board. Candidates may come to the attention of the Nominating and Corporate Governance Committee from current Board members, stockholders, professional search firms, officers or other persons. The Nominating and Corporate Governance Committee will review all candidates in the same manner regardless of the source of recommendation.

The Nominating and Corporate Governance Committee will consider stockholder recommendations of candidates when the recommendations are properly submitted. Any stockholder recommendations which are submitted under the criteria summarized above should include the candidate’s name and qualifications for Board membership and should be addressed to Oren B. Azar, Corporate Secretary, InnerWorkings, Inc., 600 West Chicago Avenue, Suite 850, Chicago, Illinois 60654.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file with the SEC reports regarding their ownership and changes in ownership of our common stock. They are also required to provide us with copies of any forms they file.

Based solely on our review of the reports furnished to us, we believe that during the last fiscal year, all reports filed by our directors and executive officers under Section 16(a) were made timely during 2018.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer, and persons performing similar functions (“covered persons”). A current copy of the code is posted on our website, which is located at www.inwk.com. Any amendments to or waivers from a provision of our code of conduct and ethics that applies to our covered persons and that relates to the elements of Item 406(b) of Regulation S-K will be disclosed on our website promptly following the date of such amendment or waiver.

Item 11.	Executive Compensation

EXECUTIVE AND DIRECTOR COMPENSATION

Compensation Discussion and Analysis

This compensation discussion describes the material elements of compensation awarded to, earned by, or paid to each of the individuals who served as our named executive officers during the last completed fiscal year, as set forth in the table below:

Name	Position
Richard S. Stoddart (1)	President and Chief Executive Officer
Eric Belcher	Former President and Chief Executive Officer; Former Chairman of the Board
Ronald C. Provenzano (2)	Executive Vice President and Head of Operations Excellence; Former General Counsel and Corporate Secretary
Oren B. Azar (2)	Executive Vice President, General Counsel and Corporate Secretary
Charles D. Hodgkins III (3)	Interim Chief Financial Officer, Senior Vice President, Corporate Development and Strategic Initiatives
Robert L. Burkart(4)	Former Chief Information Officer
(1) As previously disclosed, effective April 5, 2018, Mr. Belcher transitioned from his position as President and Chief Executive Officer to the role of Chairman of the Board through September 6, 2018 (and served as a non-executive director through December 31, 2018), and the Board appointed Mr. Stoddart as his successor. For additional information regarding the CEO transition, please see the summary set forth below under the caption, “CEO Transition.”
(2) As previously disclosed, effective October 16, 2018, Mr. Provenzano transitioned to the role of Head of Operations Excellence and Mr. Azar was appointed as Executive Vice President, General Counsel and Corporate Secretary (he previously served as Senior Vice President and Deputy General Counsel of the Company). The Company entered into an amended and restated employment agreement with Mr. Provenzano and into an employment agreement with Mr. Azar in connection with this transition. For additional information, please see the summaries set forth below under the caption, “Amended and Restated Employment Agreement with Ronald C. Provenzano” and “Employment Agreement with Oren B. Azar.”
(3) As previously disclosed, on December 6, 2017, Mr. Hodgkins was appointed Interim Chief Financial Officer of the Company. The Board appointed Mr. Pearson as Executive Vice President and Chief Financial Officer of the Company effective January 10, 2019, and Mr. Hodgkins resigned from employment with the Company effective January 15, 2019. For additional information regarding the CFO transition, please see the summary set forth below under the caption, “CFO Transition.”
(4) As previously disclosed, Mr. Burkart resigned from employment with the Company effective November 15, 2018.

This compensation discussion focuses on the last completed fiscal year, but we also describe compensation actions taken before or after the last completed fiscal year to the extent it enhances the understanding of our executive compensation disclosure.

Executive Summary

Key Factors Affecting Compensation in 2018

New Management Team. Since April 2018, the Company has changed over substantially all of its executive team, with newly appointed executives filling the key roles of Chief Executive Officer, Chief Financial Officer, Head of Operations Excellence, General Counsel, and Chief Human Resources Officer. Compensation is a key lever for acquiring exceptional talent and exiting previous incumbents. As a result, the Company’s 2018 executive compensation was substantially affected by the award of one-time grants and non-discretionary payments in connection with our CEO transition in April 2018 and General Counsel transition in October 2018, as follows:

•
Mr. Stoddart received an initial one-time sign-on award of equity, valued at $1,660,441 for purposes of the Summary Compensation Table below, which was intended to attract Mr. Stoddart to the position consistent with competitive practice and mitigate the impact of the substantial unvested equity Mr. Stoddart forfeited by resigning from his former employer

•
Mr. Belcher received a one-time non-discretionary transition bonus of $500,000, in accordance with the Transition Agreement between the Company and Mr. Belcher dated February 1, 2018, which outlined payments in connection with his transitional role as Chairman and retirement from the position of Chief Executive Officer

•	Mr. Azar received a one-time retention grant of restricted stock units valued at $150,000, in accordance with the Employment Agreement between the Company and Mr. Azar dated October 15, 2018

Company Performance. The other key factor affecting compensation in 2018 was the Company’s financial performance, which was well below the goals established in February 2018. Our Non-GAAP Adjusted EBITDA in 2018 of $27.9 million represented a 52% decrease compared to $57.9 million in 2017, reflecting a combination of lower gross profit and higher selling, general and administrative expenses. In line with our pay for performance approach, our disappointing results in 2018 had a direct impact on the compensation earned by our named executive officers, as described in further detail later in this “Compensation Discussion and Analysis.”

The equity component of our executive compensation program further aligns pay with performance. Specifically, the realizable value of the named executive officers’ equity holdings varies depending on the Company’s stock price, and the Company introduced performance-based share compensation (PSUs) as part of the equity mix for named executive officers in 2017.

The Company’s below-target financial results for 2018 significantly reduced the value of the executive compensation and associated equity grants received by our named executive officers, including the following elements:

•	None of our named executive officers received any annual incentive payments (vs. an aggregate target of $1.4 million)

•
The value of the one-time sign-on award of restricted stock granted to our Chief Executive Officer has declined by approximately 65% and the value of other stock held by our named executive officers at the start of 2018 has declined by 67%

•	The PSUs granted to our named executive officers in 2017 and 2018 are currently tracking to zero payouts due to below-threshold performance through 2018

•	All outstanding stock options held by our named executive officers are out-of-the-money, with exercise prices ranging from 162% to 448% of our stock’s closing price as of April 25, 2019

Say on Pay. The Company’s executive compensation as disclosed in our 2018 Proxy Statement was approved on an advisory basis by holders of approximately 99% of the shares present and entitled to vote at the Company’s 2018 annual meeting. The Compensation Committee believes that the compensation of our named executives is competitive with the market and aligns with the best interest of our stockholders. As such, we did not make any structural changes to our executive compensation program in connection with the results of the 2018 stockholder advisory vote. The Compensation Committee regularly reviews the structure of our executive compensation program, and makes changes in light of investor and advisory feedback, changes in market practice, and other factors. As previously disclosed, at the 2017 annual meeting, a majority of votes cast by stockholders approved an annual frequency for the stockholder advisory vote to approve executive compensation. Accordingly, our next stockholder advisory vote on executive compensation will be held at our 2019 annual meeting of stockholders.

Shareholder Outreach. We conduct an annual shareholder governance outreach program, in order to obtain input from our large shareholders on governance and related practices, including executive compensation. From June 2018 through March 2019, our General Counsel and Vice President of Investor Relations, on behalf of the Board, invited each of our top 20 institutional shareholders to participate in individual telephonic meetings regarding governance and related practices, and held telephonic meetings with representatives of institutional shareholders representing approximately 20% of shares outstanding based on shares owned on the applicable meeting date. The feedback received in these and other communications with shareholders has informed our Board’s and Compensation Committee’s decisions concerning governance and executive compensation matters. Starting in 2018, based on feedback received as part of our outreach program, our Board determined to add Return on Invested Capital as one of the metrics used for our annual incentive program. Our Board and Compensation Committee intend to continue this outreach program.

Summary of Executive Compensation Practices. We adhere to executive compensation best practices, as summarized below.

•	We have a “pay for performance” approach

•	We have no “single trigger” or “modified single trigger” change in control severance benefits

•	Our Compensation Committee is comprised solely of independent directors under SEC and NASDAQ requirements

•	Our Compensation Committee retains an independent compensation consultant

•	We maintain stock ownership and stock holding guidelines for our executive officers and directors

•
Our InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated (the “2006 Plan”), has a fixed term and a finite share pool (i.e., it is not evergreen), prohibits repricing of stock options, and does not permit recycling of shares used to pay the exercise price or withholding obligations upon the exercise of stock options

•	We have no excise tax gross-up provisions

•	We prohibit hedging transactions and pledging of our stock by executive officers and directors

•	We have a compensation clawback policy

•	Our performance-based compensation is closely tied to quantitative metrics of company performance

•	We provide modest perquisites and reasonable severance arrangements

Compensation Principles. Our Compensation Committee designs and maintains our compensation programs to attract, motivate and retain talented and dedicated executive officers who are essential to our long-term success. To that end, our executive compensation programs focus on the principles summarized below:

•	Pay for Performance Approach: The majority of our total direct compensation is variable and directly or indirectly tied to Company performance

•
Long-Term Focus and Shareholder Alignment: We reward long-term strategic management and growth in the value of the Company through long-term equity incentives, which make up a significant portion of our incentive opportunity

•	Stock Ownership Requirements: We have stock ownership requirements that apply to our executive officers

Components and Objectives of Compensation Program. The principal elements of our executive compensation program in 2018 were base salary, annual cash incentives, and long-term equity incentives. The objectives and benefit to stockholders of each component and its relative percentage of total compensation are described below.

Component	Objective	Benefit to Stockholders
Base Salary	Provides a measure of stable fixed compensation. Amount reflects individual’s experience, performance, responsibilities, and competitive market for executive talent.	Enables us to attract and retain top talent for each position.
Annual Cash Incentives	Provides motivation for achievement of annual company and individual performance goals.	Focuses executives on meeting key company and individual performance goals.
Long-Term Equity Incentives*	Provides long-term incentive to focus on stockholder value creation.	Value opportunity for executives is directly tied to long-term improvement of Company performance and stock price.
* Consist of stock options, restricted stock, restricted stock units (which we began granting in September 2018 in lieu of shares of restricted stock), and performance share units.

2018 Target Compensation Allocation

Name	Base Salary (%)	Short-Term Incentive Compensation (%)	Long-Term Equity Incentives (%)
Richard S. Stoddart	26.8%	22.8%	50.4%
Eric D. Belcher (1)	46.5%	53.5%	—%
Ronald C. Provenzano	33.9%	23.7%	42.4%
Oren B. Azar (2)	41.7%	25.0%	33.3%
Charles D. Hodgkins III	49.0%	19.6%	31.4%
Robert L. Burkart	50.0%	25.0%	25.0%

(1) Target compensation allocation reflects Mr. Belcher’s 2018 compensation as President and Chief Executive Officer, which relates to the period prior to his transition to Chairman of the Board on April 5, 2018.
(2) Target compensation allocation reflects compensation set in connection with Mr. Azar's appointment as Executive Vice President, General Counsel and Corporate Secretary on October 15, 2018.

Determining Executive Compensation

Role of the Compensation Committee. We define our competitive market for executive talent to be the business and technology services industries. For each of our named executive officers, the Compensation Committee reviews and approves all elements of compensation taking into consideration recommendations from our Chief Executive Officer (for compensation other than his own). The Compensation Committee meets in executive session to determine the compensation of our Chief Executive Officer and to approve the compensation of the other named executive officers.

Role of Executive Officers. The Compensation Committee meets at least annually with our Chief Executive Officer to review the performance of our other named executive officers and receive the Chief Executive Officer’s recommendations regarding the compensation of those named executive officers. Neither the Chief Executive Officer nor any other named executive officer plays any role in the discussion or setting of his or her own compensation by the Compensation Committee.

Role of the Compensation Consultant. For 2018, the Compensation Committee retained an external independent consultant, Willis Towers Watson, to advise the Compensation Committee on executive compensation matters, including the composition of the Company’s peer group and competitive pay practices for 2018 and 2019. In 2018, the Compensation Committee worked with Willis Towers Watson to review and update the peer group that had been used to advise executive compensation determinations for 2018. The peer group was selected from a pool of U.S. public companies primarily within the Company’s industry (based on GICS code) and a comparable revenue range. The Compensation Committee determined that the updated peer group of 13 companies listed below provided a robust statistical set of compensation data to serve as a basis for 2019 compensation decisions. In addition to the compensation data disclosed by the companies in the peer group, Willis Towers Watson utilized compensation data from nationally recognized compensation surveys to advise the Compensation Committee on competitive compensation levels.

The companies included in the peer group used to benchmark the 2018 compensation levels of the executive officers are listed below:

CBIZ, Inc.	ICF International, Inc.
CSG Systems International, Inc.	Matthews International Corporation
Deluxe Corp.	Navigant Consulting, Inc.
Echo Global Logistics, Inc.	Resources Connection, Inc.
Ennis, Inc.	Sykes Enterprises, Inc.
FTI Consulting, Inc.	Viad Corp.
Huron Consulting Group, Inc.

For 2018, the Compensation Committee considered the 25th percentile, median, and 75th percentile base salaries, annual incentive targets, long-term incentives and total compensation to evaluate each executive’s compensation. The Compensation Committee considers various sources of data when determining the named executive officers’ total compensation, including the 50th percentile of the peer group companies when evaluating Chief Executive Officer and Chief Financial Officer compensation, and also considers other factors such as prior experience, tenure with the Company, and overall performance of the Company and the executive officer.

Determining 2018 Executive Compensation

2018 Base Salary. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We believe that in order to attract and retain an appropriate caliber of talent for each position, a portion of our executives’ compensation should be fixed and predictable. The Compensation Committee considers the 50th percentile of the peer group companies, among other sources, when considering and determining the executive officer’s base salaries, but also considers other factors such as prior experience, tenure with the Company, overall performance of the Company, and the named executive officer’s total compensation package.

Based on these considerations, on March 12, 2018, the Compensation Committee determined that Mr. Belcher’s annual base salary would remain at $750,000 for the remainder of his tenure as Chief Executive Officer, at which time his cash compensation would be reduced to $400,000 in accordance with the terms of his transition agreement (as summarized below under "CEO Transition"). The Committee also determined that the annual base salary of Mr. Hodgkins would increase from $234,000 to $239,850, and such salary would be temporarily augmented by a monthly stipend of $10,000 for the duration of his service in the Interim Chief Financial Officer role.

The Summary Compensation Table sets forth the actual base salary earned by each of our named executive officers during 2018. The table below sets forth our named executive officers’ base salary rates as in effect in 2017, the changes that went into effect on April 1, 2018, and the percentage of increase, if any.

	Comparative Information for 2018 Base Salary Rates
Name	Base Salary Rate in 2017 ($)	Base Salary Rate in April 2018 ($)	Percentage Increase (%)
Richard S. Stoddart	$—	$800,000	—%
Eric D. Belcher	750,000	400,000	(46.7)%
Ronald C. Provenzano	350,000	400,000	14.3%
Oren B. Azar (1)	222,789	229,389	3.0%
Charles D. Hodgkins III	234,000	239,850	2.5%
Robert L. Burkart	250,000	256,250	2.5%
(1) Mr. Azar’s salary was increased to $300,000 under the employment agreement entered into in connection with his appointment as Executive Vice President, General Counsel and Corporate Secretary on October 15, 2018.

2018 Annual Cash Incentives. We provide the opportunity for our named executive officers and other executives to earn an annual cash incentive award. We provide this opportunity to attract and retain an appropriate caliber of talent for each position and to motivate executives to achieve our annual business goals. We review annual cash incentive awards for our named executive officers and other executives annually in February to determine award payments for the last completed fiscal year, as well as to establish award opportunities for the current fiscal year. Annual cash incentive awards for 2018 were administered under our Annual Incentive Plan.

The 2018 target opportunities and incentive design under the Annual Incentive Plan were approved by the Compensation Committee on March 12, 2018. The 2018 management bonus award opportunities were based on the following criteria, which were the same for all named executive officers:

•	30% on gross profit (50% to 200% pay-out based on reaching approximately 94% to 106% of 2018 target gross profit of $308.9 million),

•	30% on Non-GAAP Adjusted EBITDA* performance (50% to 200% pay-out based on reaching approximately 93% to 115% of 2018 target Non-GAAP Adjusted EBITDA of $76.0 million),

•	20% on return on invested capital ("ROIC") (50% to 200% pay-out based on reaching approximately 93% to 114% of 2018 target ROIC of 8.5%), and

•
20% on qualitative Company performance, which includes goals such as retention of top 100 accounts, successful implementation of recent client contracts, continued wins of new large, long-term client contracts, and successful implementation of key initiatives.

*     Adjusted diluted earnings per share (“Non-GAAP Adjusted Diluted Earnings per Share”) and adjusted EBITDA (“Non-GAAP Adjusted EBITDA”) are financial measures that are not calculated according to accounting principles generally accepted in the United States (“GAAP”), and we are including our 2018 results for these measures to show an aspect of our performance. This Item 11 contains reconciliations of these measures to the most directly comparable GAAP financial measures under the heading “Reconciliation of GAAP and Non-GAAP Financial Measures.”

The following table sets forth the Company’s 2018 results with respect to the quantitative criteria components of our Annual Incentive Plan ($ in millions):

	2018 Target	2018 Actual	Percentage of Target Reached	Weighting	Pay-Out Percentage
Gross Profit	308.9	255.1	83%	30%	—%
Non-GAAP Adjusted EBITDA	76.0	27.9	37%	30%	—%
ROIC (1)	8.5%	1.9%	22%	20%	—%

(1)	2018 ROIC for purposes of our Annual Incentive Plan was calculated as follows ($ in millions):

Non-GAAP Adjusted EBITDA	$27.9
Less: Stock-based compensation expense	5.3
Less: Depreciation and amortization	13.0
Less: Tax expense	2.7
Adjusted net operating profit after tax	$6.9

Average total assets (trailing four quarters)	$640.7
Less: Average total current liabilities (trailing four quarters)	222.4
Less: Average non-interest bearing long-term liabilities (trailing four quarters)	47.8
Less: Average excess cash (trailing four quarters)	11.5
Average invested capital (trailing four quarters)	$359.0

ROIC	1.9%

The Compensation Committee determined in February 2019 that the qualitative performance payout levels for all named executive officers would be 0% for 2018. Although the Compensation Committee considered the specific goals relevant to an evaluation of qualitative Company performance, several of which reflected performance at or near the Company’s goals, the Compensation Committee determined that overall qualitative Company performance merited a zero payout nonetheless. Based on the Compensation Committee’s assessment of both the quantitative and qualitative goals, none of the named executive officers received a 2018 performance bonus payout under the ordinary Annual Incentive Plan.
The table below sets forth the fiscal 2018 target and maximum annual incentive compensation opportunities for our named executive officers and the actual incentive bonus earned by each named executive officer in dollar amounts and as a percentage of the target.

	Target Incentive		Maximum Incentive		Actual Incentive Earned
Name	% of Salary	Amount ($)	% of Target	Amount ($)	% of Target	Amount ($)
Richard S. Stoddart	85%	503,014	200%	$1,006,028	—%	$—
Eric D. Belcher (1)	115%	222,123	200%	$444,246	—%	—
Ronald C. Provenzano	70%	280,000	200%	$560,000	—%	—
Oren B. Azar (2)	60%	180,000	200%	$360,000	—%	—
Charles D. Hodgkins	40%	95,940	200%	$191,880	—%	—
Robert L. Burkart	50%	132,625	200%	$265,250	—%	—
(1) Mr. Belcher's 2018 annual incentive opportunity was prorated for the number of days in 2018 that he served as President and Chief Executive Officer.
(2) The target and maximum incentives shown above reflect compensation set in connection with Mr. Azar's appointment as Executive Vice President, General Counsel and Corporate Secretary on October 15, 2018.

Under the Annual Incentive Plan, the Compensation Committee may define performance measures to allow for reasonable adjustments to our overall corporate performance goals and our actual performance results that may cause differences between the numbers used for our performance goals and the numbers reported in our financial statements. These adjustments may exclude all or a portion of both the positive or negative effect of external events that are outside the control of our executives, such as natural disasters, litigation, or regulatory changes in accounting or taxation standards. These adjustments may also exclude all or a portion of both the positive or negative effect of unusual or significant strategic events that are within the control of our executives but that are undertaken with an expectation of improving our long-term financial performance, such as restructurings, acquisitions, or divestitures.

2018 One-Time Bonuses. In accordance with the terms of the Transition Agreement entered into between the Company and Mr. Belcher on February 1, 2018, Mr. Belcher received a transition bonus of $500,000 (which was paid net of his remaining recoupment of $120,827). Additionally, Mr. Burkart earned a special bonus of $30,000 in March 2018 relating to the achievement of a milestone relating to technology implementation, and Mr. Hodgkins earned a special bonus of $100,000 in April 2018 relating to his performance in the Interim Chief Financial Officer role.

2018 Long-Term Equity Incentives. We provide the opportunity for our named executive officers and other executives to earn long-term equity incentive awards. Long-term incentive awards align the interests of our executives with those of our stockholders and incent retention. Although the Compensation Committee determines the actual grant value for each named executive officer annually, the Company has an employment agreement with each of our named executive officers that specifies a targeted grant date value. The 2018 equity awards to our named executive officers (excluding Mr. Belcher) were weighted as follows: 40% performance share units, 30% stock options, and 30% restricted stock units. Each annual grant of options, restricted stock or RSUs to executive officers vests ratably over a period of four years from the grant date. Each annual grant of PSUs vests at the end of the performance period, which is either 2.5 or 2.75 years. The target long-term incentive grant values for our named executive officers in 2018 were as follows: Mr. Stoddart ($1,500,000), Mr. Provenzano ($500,000), Mr. Azar ($91,760), Mr. Hodgkins ($153,750), and Mr. Burkart ($128,125). Additionally, Mr. Stoddart and Mr. Azar each received a sign-on long-term incentive grant in connection with their respective employment agreements, with target values equal to $1,500,000 and $150,000, respectively. Following his transition out of the role of President and Chief Executive Officer, at the time of our 2018 annual meeting of stockholders Mr. Belcher received a grant of $125,000 consisting entirely of restricted stock units in his capacity as a non-executive director. In accordance with the terms of his Transition Agreement, Mr. Belcher’s 2018 award vested on December 31, 2018.

In determining the amounts of equity compensation awarded, our Compensation Committee generally considers a variety of factors including: individual performance, scope of responsibility within the organization and demonstrated leadership competencies. The equity awards granted to our named executive officers in 2018 are summarized below. Additional details regarding our equity grants, including vesting schedules for awards, are set forth in the Summary Compensation Table and the Grants of Plan-Based Awards table.

Stock Options, Restricted Stock Awards, and Restricted Stock Units

The table below sets forth the amounts and grant date values of our stock option restricted stock and restricted stock unit ("RSU") awards to our named executive officers.

	2018 Stock Option, Restricted Stock Awards, and Restricted Stock Units
Name	Stock Options (#)	Grant Date Value of Options ($)	Restricted Stock (#)	Grant Date Value of Restricted Stock ($)	Restricted Stock Units (#)	Grant Date Value of Restricted Stock Units ($)	Total Value ($)
Richard S. Stoddart	411,287	1,469,600	79,031	750,004	58,065	450,004	2,669,608
Eric D. Belcher	—	—	—	—	16,129	125,000	125,000
Ronald C. Provenzano	58,065	186,388	—	—	19,355	150,001	336,389
Oren B. Azar	10,655	34,203	—	—	23,822	177,526	211,729
Charles D. Hodgkins III	17,855	57,315	—	—	5,952	46,128	103,443
Robert L. Burkart	—	—	—	—	—	—	—
.
Our stock options are granted under the terms and conditions of the 2006 Plan, and generally have a 10-year contractual exercise term. We have traditionally used stock options as a form of equity compensation because stock options provide a relatively straightforward incentive for our executives, align our executives’ interests with stockholders’ interests and result in less immediate dilution of existing stockholders’ interests. All grants of stock options to our employees are granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. Grants of stock options become vested in accordance with such terms and conditions and during such periods as may be established by the Compensation Committee and set forth in the applicable award agreement. For purposes of determining the number of options to award based on the target award value, the Compensation Committee uses a different valuation methodology than the Black-Scholes method used for accounting purposes. The numbers reported in the Summary Compensation Table and the Grants of Plan-Based Awards Table reflect the accounting valuation of options. For a discussion of the determination of the grant date fair value of these grants, see “Management’s

Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies - Stock-Based Compensation” in our Annual Report on Form 10-K, as amended.

Our restricted stock and RSU awards are granted under the terms and conditions of the 2006 Plan. We have traditionally used restricted stock and RSUs as a form of equity compensation because restricted stock and RSUs provide a relatively straightforward incentive and retention tool for our executives, and align our executives’ interests with stockholders’ interests. The grant of a share of restricted stock or an RSU entitles the participant to receive a share of our common stock that becomes transferable upon completing a specified period of service. Grants of restricted stock or RSUs become vested in accordance with such terms and conditions and during such periods as may be established by the Compensation Committee and set forth in the applicable award agreement.

Performance Share Unit Awards

On October 12, 2018, the Compensation Committee also approved awards of performance share units (“PSUs”) to our named executive officers. The PSUs are performance-based awards that will settle in shares of Company stock, in an amount between 0% and 200% of the target award level, based on the cumulative adjusted earnings per share (“EPS”) and the ROIC achieved by the Company during the performance period beginning July 1, 2018 and ending December 31, 2020. Each of these awards vests following the end of the performance period, provided that the applicable performance metrics have been satisfied.

	2018-2020 Performance Share Unit Awards
Name	Target PSU Award (#)	Grant Date Value of PSUs ($)
Richard S. Stoddart	81,522	600,002
Eric D. Belcher*	—	—
Ronald C. Provenzano	27,174	200,001
Oren B. Azar	4,987	36,704
Charles D. Hodgkins III	8,356	61,500
Robert L. Burkart	—	—
* Mr. Belcher became Chairman of the Board effective April 5, 2018 and was ineligible to receive PSUs in 2018.

Our PSU awards are granted under the terms and conditions of the 2006 Plan. The grant of a PSU entitles the participant to receive a share of our common stock upon the achievement of specific performance objectives during a performance period. Grants of PSUs become vested in accordance with such terms and conditions as may be established by the Compensation Committee and set forth in the applicable award agreement.

Determining 2019 Executive Compensation

2019 Base Salary. Taking into consideration the Company’s performance in 2018, the individual performance of our named executive officers, and the competitive benchmarking results from our annual executive compensation review, on February 21, 2019, the Compensation Committee determined that Mr. Stoddart’s annual base salary would remain at $800,000; Mr. Provenzano’s annual base salary would remain unchanged at $400,000; and Mr. Azar’s annual base salary would increase from $300,000 to $325,000.

	Comparative Information for 2019 Base Salary Rates
Name	Base Salary Rate in 2018 ($)	Base Salary Rate Effective April 1, 2019 ($)	Percentage Increase (%)
Richard S. Stoddart	$800,000	$800,000	—%
Ronald C. Provenzano	400,000	400,000	—%
Oren B. Azar*	300,000	325,000	8.3%
*Mr. Azar's 2018 base salary rate shown above reflects compensation set in connection with Mr. Azar's appointment as Executive Vice President, General Counsel and Corporate Secretary on October 15, 2018.

2019 Annual Cash Incentives. The 2019 target opportunities under the Annual Incentive Plan (including criteria and weightings) were approved by the Compensation Committee on February 20, 2019, and the minimum and maximum thresholds for payments of 50% and 200% of target were approved on March 20, 2019. The target annual incentive award for each named executive officer remaining employed in 2019 is shown in the table below. The maximum incentive awards payable to the named executive officers are 200% of such target amounts. For 2019, the Compensation Committee approved the same weightings and metrics used in the 2018 Annual Incentive Plan, namely gross profit (30% weighting), Non-GAAP Adjusted EBITDA (30% weighting), ROIC (20% weighting), and qualitative goals (20% weighting).

Name	2018 Annual Cash Incentive as a Percent of Salary	2019 Annual Cash Incentive as a Percent of Salary
Richard S. Stoddart	85%	100%
Ronald C. Provenzano	70%	70%
Oren B. Azar*	60%	60%
*Mr. Azar's 2018 annual incentive percentage shown above reflects compensation set in connection with Mr. Azar's appointment as Executive Vice President, General Counsel and Corporate Secretary on October 15, 2018.

2019 Long-Term Equity Incentives. The 2019 target long-term equity incentive opportunities were approved by the Compensation Committee on February 20, 2019, subject to further evaluation of the form of the awards. The Compensation Committee anticipates that the 2019 equity awards will consist approximately 40% of PSUs, 40% of RSUs, and 20% of stock appreciation rights (“SARs”). These awards are expected to be granted to our named executive officers on or about June 1, 2019. The approved target long-term incentive grant values for 2019 awards are $1,500,000 for Mr. Stoddart, $500,000 for Mr. Provenzano, and $260,000 for Mr. Azar. Each annual grant of options, restricted stock or RSUs to executive officers vests ratably over a period of four years from the grant date. Each annual grant of PSUs vests at the end of the performance period, which is either 2.5 or 2.75 years. Additionally, Mr. Provenzano will receive a supplemental retention grant of $60,000 on or about June 1, 2019 in recognition of his individual performance in 2018 and his critical role in driving the Company’s operational improvement plan. All of these equity awards will not begin vesting until at least one year after the grant date.

Our SARs are expected to be granted under the terms and conditions of the 2006 Plan and have a 10-year contractual exercise term. The SARs to be granted in 2019 will provide for cash settlement. The Compensation Committee determined to grant SARs in lieu of stock options for 2019 in order to mitigate the dilution resulting from the recent decline in the Company’s share price. In connection with the decision to utilize cash-settled SARs for 2019, the Compensation Committee also decided to slightly increase the proportion of whole share grants (in the form of RSUs) in order to limit the Company’s exposure to the accounting and cash flow implications of cash-settled equity awards. As with stock options, SARs provide a relatively straightforward incentive for our executives, and align executives’ interests with stockholders’ interests. In addition, compared with stock options, SARs result in less immediate dilution of existing stockholders’ interests. All grants of SARs to our employees will be granted with exercise prices equal to or greater than the fair market value of our common stock on the respective grant dates. Grants of SARs become vested in accordance with such terms and conditions and during such periods as may be established by the Compensation Committee and set forth in the applicable award agreement. For purposes of determining the number of SARs to award based on the target award value, the Compensation Committee uses a different valuation methodology than the Black-Scholes method used for accounting purposes.

2019 Target Compensation Allocation

Name	Base Salary (%)	Short-Term Incentive Compensation (%)	Long-Term Equity Incentives (%)
Richard S. Stoddart	25.8%	25.8%	48.4%
Ronald C. Provenzano	33.9%	23.7%	42.4%
Oren B. Azar	41.7%	25.0%	33.3%

Recoupment of 2017 Incentive Compensation

As previously disclosed, in light of the Company’s restatement in 2018 of certain of its historical financial statements, the Board (excluding Mr. Belcher for the portion of the discussion relating to the recoupment of his 2017 cash incentive bonus), after discussion with the Compensation Committee, determined in 2018 to recoup an aggregate of $376,017 in 2017 cash incentive bonuses paid to Messrs. Belcher, Provenzano and Burkart with respect to the 2017 performance year, which the Board determined to effect through the recoupment of compensation that would otherwise be paid to each of them. The amounts subject to recoupment were as follows: Mr. Belcher: $270,827; Mr. Provenzano: $65,940; and Mr. Burkart: $39,250. The Board discussed with the Compensation Committee whether to recoup any of the 2016 and 2015 cash incentive bonuses paid to the named executive officers in those years. The Board determined against recouping 2016 or 2015 cash incentive bonuses based on a variety of considerations, including, but not limited to, the following: (i) the impact of the restatement in 2016 and the revision in 2015 was minimal as compared to 2017, and (ii) the errors in the financial statements were not the result of any misconduct or fraud on the part of anyone at the Company, including the named executive officers.

The Board (excluding Mr. Belcher for the portion of the discussion relating to the recoupment of his 2017 cash incentive bonus) further determined to effectuate the recoupment of the 2017 cash incentive bonuses from Mr. Belcher, Mr. Provenzano, and Mr. Burkart, by a combination of reducing the base salary payable to Mr. Belcher, Mr. Provenzano, and Mr. Burkart for the remainder of 2018 and reducing or eliminating the amount of 2018 cash incentive bonus payable to Mr. Belcher, Mr. Provenzano, and Mr. Burkart. In the alternative, if no 2018 cash incentive bonus would be earned and payable to Mr. Belcher, Mr. Provenzano, or Mr. Burkart, the base salary payable to Mr. Belcher, Mr. Provenzano, or Mr. Burkart monthly for 2019 would instead be subject to recoupment.

The table below sets forth the fiscal 2017 annual incentive compensation bonus for our named executive officers calculated before discovery of the financial reporting errors, the amount the Company will recoup from each named executive officer, and the actual incentive bonus that each named executive officer would have earned based on the restated performance results for 2017:

	Incentive Payout Based on Pre-Restatement Results	Amount Being Recouped from NEO	Incentive Payout Retained by NEO (After Recoupment)
Name
Eric D. Belcher	$508,875	$270,827	$238,048
Ronald C. Provenzano	134,400	65,940	68,460
Robert L. Burkart	80,000	39,250	40,750

Other Executive Compensation Practices, Arrangements and Policies

Executive Benefits and Perquisites. We provide the opportunity for our named executive officers and other executives to receive certain perquisites and general health and welfare benefits. We also offer participation in our defined contribution 401(k) plan. The Company maintains a discretionary 401(k) matching program, under which it may make a contribution equal to 50% of an employee’s contributions under our 401(k) plan, capped at the lesser of 5% of the employee’s eligible compensation or $6,000. Due to the Company’s financial underperformance in 2018, the Company made no discretionary 401(k) matching contribution for that year. In 2018, we provided automobile allowances and fully paid medical insurance premiums to some of our named executive officers. We offer these benefits, at relatively low cost, to remain competitive in the marketplace for executive talent.

Change in Control and Severance Benefits. We provide the opportunity for certain of our named executive officers to be protected under the severance and change in control provisions contained in their employment agreements. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. We believe our arrangements are reasonable and consistent with market practices. Cash severance is limited to one year of salary continuation (at a rate equal to his or her then-current base salary) plus one year’s target annual bonus for Mr. Pearson, Mr. Provenzano, Mr. Azar and Ms. Chorzempa, and to two years of salary continuation (at a rate equal to his then-current base salary) plus up to two year’s target annual bonus for Mr. Stoddart. Mr. Hodgkins and Mr. Burkart would have each been entitled to receive six months of salary continuation (at a rate equal to his then-current base salary) and Mr. Belcher would have been entitled to receive two years of salary continuation (at a rate equal to his then-current base salary) plus one year’s target annual bonus. There is no severance increase in connection with a change in control for any of our named executive officers. In addition, the unvested equity awards held by all of our named executive officers will vest upon a qualifying termination in connection with a change in control (i.e., on a “double trigger” basis), all subject to conditions in the applicable agreements. See “- Employment and Other Related Agreements” and “- Potential Payments upon Termination or Change in Control” below for a more detailed discussion of these employment, severance and change in control arrangements.

Regulatory Considerations. One of the factors the Compensation Committee considers when determining executive compensation is the anticipated tax treatment to the Company and to the executives of the various payments and benefits.

Section 162(m) of the Internal Revenue Code (“Section 162(m)”) generally provides that a publicly held company may not deduct compensation paid to certain covered executive officers to the extent that such compensation exceeds $1,000,000 per executive officer in any year. Limited exceptions to Section 162(m) apply with respect to “qualified performance-based compensation,” as defined in the Internal Revenue Code, as well as certain other items of compensation, in each case, that qualify for transition relief applicable to certain arrangements in place as of November 2, 2017. While the Compensation Committee generally considers this limit when determining compensation, there are instances in which the Compensation Committee has concluded, and reserves the discretion to conclude in the future, that it is appropriate to exceed the limitation on deductibility under Section 162(m) to ensure that executive officers are compensated in a manner that it believes to be consistent with the Company’s best interests and those of its stockholders. Furthermore, interpretations of and changes in the tax laws, and other factors beyond the Compensation Committee’s control, may also affect the deductibility of compensation.

Stock Ownership Guidelines. On May 26, 2011, the Compensation Committee approved stock ownership guidelines for the named executive officers of the Company. Under the stock ownership guidelines, the named executive officers are expected to hold common stock with a value equal to a designated multiple of annual base salary. The Chief Executive Officer must hold stock with a value equal to four times his annual base salary and the other named executive officers must hold stock with a value equal to three times their respective annual base salaries. The named executive officers are required to meet these guidelines within three years of becoming subject to them. Shares that count toward satisfaction of the stock ownership guidelines include:

•	shares owned outright by the executive officer or his or her immediate family members residing in the same household;

•	shares held in trust for the benefit of the executive officer or his or her immediate family members;

•	shares acquired upon stock option exercise;

•	shares purchased in the open market;

•	restricted stock and RSUs granted under our equity incentive plan; and

•	shares subject to stock options that are fully vested, after deducting shares that would be required to be sold or surrendered to cover the applicable exercise price.

In the event that the stock ownership guidelines place a severe hardship on an executive officer, our Compensation Committee will make the final decision as to developing an alternative stock ownership guideline for such executive officer that reflects the intention of the stock ownership guidelines and his or her personal circumstances. As of December 31, 2018, Mr. Belcher met and exceeded the stock ownership guidelines. Although Mr. Provenzano had previously exceeded the guidelines, as of December 31, 2018, Mr. Provenzano did not meet the guidelines due to the recent decrease in our share price. Our other named executive officers are on track to meet the guidelines within three years of becoming subject to them, consistent with the policy. In the interim, these executive officers remain subject to the Stock Holding Policy described below.

Stock Holding Policy. On April 21, 2014, as an enhancement to our stock ownership guidelines, our Compensation Committee adopted a holding policy requiring our executive officers and directors to hold and refrain from selling any shares of our common stock acquired through equity awards (net of shares withheld or sold in order to satisfy tax obligations or exercise prices) until the executive officer or director has satisfied the ownership requirements in the applicable stock ownership guidelines.

Clawback Policy. Effective April 18, 2018, the Company adopted an incentive compensation recoupment policy (the “Clawback Policy”). Under the Clawback Policy, if the Company is required to restate its financial results because of its material noncompliance with any financial reporting requirement under the securities laws, the Board will review all awards or payments of any form of incentive-based compensation made to current and former employees of the Company. If the Board determines that any such incentive awards or payments were based on erroneous data and would have been lower had they been calculated based on the restated results, the Board may, to the extent permitted by applicable law, seek to recover for the benefit of the Company the difference between the amounts awarded or paid and the amounts that would have been awarded or paid based on the restated results. These remedies would be in addition to, and not in lieu of, any penalties imposed by law enforcement agencies, regulators or other authorities.

Hedging/Pledging Policy. Under the Company’s long-standing trading policy, there are various restrictions on trading in the Company’s stock, including during blackout periods. As an enhancement to the trading policy, on April 21, 2014, the Board adopted an additional policy prohibiting executive officers and directors from (i) entering into hedging, short sale or monetization transactions involving Company stock and (ii) holding Company stock in a margin account or pledging Company stock as collateral for a loan. Limited exceptions to the margin account/pledging prohibition may be granted by the Company’s General Counsel.

Executive Compensation

The following table sets forth the information regarding 2018 compensation for each of our named executive officers. 2017 and 2016 information is presented for executives who were also named executive officers during those years.

2018 SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Option Awards(2) ($)	Stock Awards(3) ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation(4) ($)	Total ($)
Richard S. Stoddart President and Chief Executive Officer(5)	2018	599,000	—	1,469,600	1,800,010	—	32,313	3,900,923
Eric D. Belcher Former President and Chief Executive Officer(5)	2018	191,096	—	—	—	—	1,013,636	1,204,732
	2017	750,000	—	535,441	1,050,000	238,048	50,202	2,623,691
	2016	700,000	—	2,087,830	700,000	805,000	49,487	4,342,317
Ronald C. Provenzano Head of Operations Excellence(6)	2018	387,500	—	186,388	350,002	—	50,846	974,736
	2017	350,000	—	169,558	332,500	68,460	47,802	968,320
	2016	350,000	—	262,235	212,500	210,000	37,487	1,072,222
Oren B. Azar General Counsel(7)	2018	242,500	—	34,203	214,230	—	87,605	578,538
Charles D. Hodgkins III Former Interim Chief Financial Officer(8)	2018	238,388	100,000	57,315	107,628	—	106,315	609,646
	2017	234,000	—	26,772	52,500	131,040	14,400	458,712
Robert Burkart Former Chief Information Officer(9)	2018	222,656	30,000	—	—	—	54,648	307,304
	2017	250,000	—	44,619	87,500	40,750	49,002	471,871
	2016	215,000	—	77,500	62,800	86,000	47,662	488,962
(1) For 2018, this column includes the following amounts: (i) for Mr. Hodgkins, a discretionary bonus of $100,000 paid in April 2018 pursuant to his amended and restated employment agreement, and (ii) for Mr. Burkart, a special bonus of $30,000 paid in March 2018 relating to the achievement of a technology implementation milestone.
(2) For 2018, represents the full grant date fair value of the stock option awards granted to the named executive officers, calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the stock option awards, please see Notes 2 and 14 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(3) For 2018, represents the aggregate grant date fair value of the RSU and PSU awards granted to each of the named executive officers calculated in accordance with FASB ASC Topic 718. The fair value of the RSU and PSU awards as of the grant date is broken down as follows (the grant date fair value of the RSUs granted to Mr. Belcher in connection with his service as a director is reported in the All Other Compensation column):

Name	RSUs ($)	PSUs at Target ($)	PSUs at Maximum ($)
Mr. Stoddart	1,200,008	600,002	1,200,004
Mr. Belcher	—	—	—
Mr. Provenzano	150,001	200,001	400,002
Mr. Azar	177,526	36,704	73,408
Mr. Hodgkins	46,128	61,500	123,000
Mr. Burkart	—	—	—
For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the equity awards granted, please see Notes 2 and 17 to the Company's consolidated financial statements in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(4) In 2018, consists of 401(k) matching contributions, auto allowances, and medical insurance premiums. In addition, for Mr. Belcher, the amount shown includes the following amounts paid with respect to his service as a director and Chairman of the Board after April 5, 2018: (i) $335,890 in cash compensation; (ii) an RSU award with a grant date fair value of $125,000, calculated in accordance with FASB ASC Topic 718; and (iii) a $500,000 transition bonus paid pursuant to the terms of the Transition Agreement. For more information regarding the CEO transition, please see “Employment and Other Related Agreements-CEO Transition” below. All Other Compensation also includes (i) for Mr. Azar, $53,908 in international relocation package benefits and (ii) for Mr. Hodgkins, $90,000 in supplemental cash stipends.
(5) Mr. Belcher transitioned out of, and Mr. Stoddart assumed, the role of President and Chief Executive Officer on April 5, 2018.
(6) Mr. Provenzano transitioned to the role of Head of Operations Excellence effective October 16, 2018.
(7) Mr. Azar was appointed as Executive Vice President, General Counsel and Corporate Secretary effective October 16, 2018.
(8) Mr. Hodgkins resigned from employment with the Company effective January 15, 2019.
(9) Mr. Burkart resigned from employment with the Company effective November 15, 2018.

For a description of the material terms of employment agreements with our named executive officers, see “Employment and Other Related Agreements” below.

2018 GRANTS OF PLAN-BASED AWARDS

The following table provides information for each of the Company’s named executive officers regarding 2018 plan-based awards.

Name	Grant Date	Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards				All Other Stock Awards: Number of Shares of Stock (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($)/sh	Grant Date Fair Value of Stock and Option Awards(2) ($)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)		Target (#)	Maximum (#)
Richard S. Stoddart		$251,507	$503,014	$1,006,028	—		—	—	—	—	—	—
	4/5/2018	—	—	—	—		—	—	79,031	—	—	$750,004
	4/5/2018	—	—	—	—		—	—	—	237,093	$9.49	$910,437
	9/7/2018	—	—	—	—		—	—	58,065	—	—	$450,004
	9/7/2018	—	—	—	—		—	—	—	174,194	$7.75	$559,163
	10/12/2018	—	—	—	40,761		81,522	163,044	—	—	—	$600,002
Eric D. Belcher		$111,062	$222,123	$444,246	—		—	—	—	—	—	—
	9/7/2018	—	—	—	—		—	—	16,129	—	—	125,000
Ronald C. Provenzano		$140,000	$280,000	$560,000	—		—	—	—	—	—	—
	9/7/2018	—	—	—	—		—	—	19,355	—	—	150,001
	9/7/2018	—	—	—	—		—	—	—	58,065	$7.75	186,389
	10/12/2018	—	—	—	13,587		27,174	54,348	—	—	—	200,001
Oren B. Azar		$90,000	$180,000	$360,000	—		—	—	—	—	—	—
	9/7/2018	$—	$—	$—	—		—	—	3,552	—	—	27,528
	9/7/2018	—	—	—	—		—	—	—	10,655	$7.75	34,203
	10/12/2018	—	—	—	2,494		4,987	9,974	—	—	$—	36,704
	10/16/2018	—	—	—	—	—	—	—	20,270	—	$—	149,998
Charles D. Hodgkins III		$47,970	$95,940	$191,880	—		—	—	—	—	—	—
	9/7/2018	—	—	—	—		—	—	5,952	—	—	46,128
	9/7/2018	—	—	—	—		—	—	—	17,855	$7.75	57,315
	10/12/2018	—	—	—	4,178		8,356	16,715	—	—	—	61,500
Robert Burkart(3)		$66,313	$132,625	$265,250	—		—	—	—	—	—	—
(1) These represent potential incentive opportunities for 2018 annual incentive awards. No amounts for 2018 were actually earned by the named executive officers.
(2) The exercise price for options granted is the closing price of a share of our common stock on the date of grant. Values for RSU awards are based on the closing price of a share of our common stock on the date of grant. Values for option grants and PSU awards are based on the grant date value calculated in accordance with FASB ASC Topic 718. For a discussion of the assumptions and methodologies used in calculating the grant date fair value of the option awards, PSU and RSU awards, please see Notes 2 and 14 to the Company’s consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
(3) Mr. Burkart did not receive any equity awards in 2018 prior to his resignation on November 15, 2018.

Employee Benefit Plans

2006 Stock Incentive Plan

We maintain the InnerWorkings, Inc. 2006 Stock Incentive Plan. The principal purpose of the 2006 Plan is to attract, motivate, reward and retain selected employees, consultants and directors through the granting of stock-based compensation awards. The 2006 Plan provides for a variety of awards, including non-qualified stock options, incentive stock options (within the meaning of Section 422 of the Code), stock appreciation rights, restricted stock and RSU awards, performance-based awards and other stock-based awards.

Annual Incentive Plan

We maintain the InnerWorkings Annual Incentive Plan that rewards employees for meeting or exceeding annual performance goals established by the Compensation Committee based on one or more criteria set forth in the Annual Incentive Plan.

Eligibility to participate in the Annual Incentive Plan is limited to substantially all regular full-time and part-time employees. Temporary employees, independent contractors, and certain other specified classifications are not eligible to participate in the Annual Incentive Plan.

Employees are eligible to receive bonuses based on meeting operational and financial goals that may be stated (a) as goals of the company, a subsidiary, or a portion thereof, (b) on an absolute basis and/or relative to other companies, or (c) separately for one or more participants or business units. The objective performance goals for the Annual Incentive Plan are established by our Compensation Committee at the beginning of the year. Annual incentive payouts are determined within a reasonable time after the end of the performance period.

Our Compensation Committee administers the Annual Incentive Plan and has the authority to construe, interpret and implement the Annual Incentive Plan and prescribe, amend and rescind rules and regulations relating to the Annual Incentive Plan. The determination of the Compensation Committee on all matters relating to the Annual Incentive Plan or any award agreement will be final, binding and conclusive. The Annual Incentive Plan may be amended or terminated by the Compensation Committee or our Board.

OUTSTANDING EQUITY AWARDS AT 2018 FISCAL YEAR-END

The following table summarizes the number of securities underlying outstanding plan awards for each named executive officer as of December 31, 2018.

	Option Awards					Stock Awards / Units
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (2)	Equity Incentive Plan Awards; Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Richard S. Stoddart	—	237,093	(7)	9.49	4/5/2028	79,031	(7)	295,576	40,761	152,446
	—	174,194	(8)	7.75	9/7/2028	58,065	(8)	217,163	—	—
Eric D. Belcher	100,952	—		8.24	6/23/2021	22,455	(4)	83,982	27,027	101,081
	91,668	—		11.97	3/15/2022	41,420	(5)	154,911	—	—
	120,898	—		15.05	3/15/2023	30,406	(6)	113,718	—	—
	168,203	—		7.18	6/13/2024	—		—	—	—
	136,363	45,455	(3)	6.68	6/3/2025	—		—	—	—
	—	100,000	(3)	7.30	3/15/2026	—		—	—	—
	—	100,000	(3)	7.30	3/15/2026	—		—	—	—
	—	100,000	(3)	7.30	3/15/2026	—		—	—	—
	—	50,000	(3)	7.30	3/15/2026	—		—	—	—
	—	50,000	(3)	7.30	3/15/2026	—		—	—	—
	124,113	124,113	(5)	8.45	6/6/2026	—		—	—	—
	30,405	91,217	(6)	11.10	6/1/2027	—		—	—	—
Ronald C. Provenzano	63,345	—		12.10	9/4/2022	6,269	(3)	23,446	8,559	32,009
	46,620	—		7.18	6/13/2024	12,574	(5)	47,027	13,587	50,816
	38,068	12,690	(3)	6.68	6/3/2025	9,629	(6)	36,012	—	—
	37,677	37,678	(5)	8.45	6/6/2026	19,355	(8)	72,388	—	—
	9,628	28,886	(6)	11.10	6/1/2027	—		—	—	—
	—	58,065	(8)	7.75	9/7/2028	—		—	—	—
Oren B. Azar	14,085	—		7.18	6/13/2024	1,497	(3)	5,599	2,494	9,326
	9,090	3,031	(3)	6.68	6/3/2025	2,367	(5)	8,853	—	—
	7,092	7,092	(5)	8.45	6/6/2026	2,703	(6)	10,109	—	—
	2,702	8,109	(6)	11.10	6/1/2027	3,552	(8)	13,284	—	—
	—	10,655	(8)	7.75	9/7/2028	20,270	(9)	75,810	—	—
Charles D. Hodgkins III	35,212	—		5.40	3/10/2020	936		3,501	1,352	5,055
	4,750	—		8.24	6/23/2021	1,489	(5)	5,569	4,178	15,626
	3,328	—		12.24	9/14/2022	1,521	(6)	5,689	—	—
	4,754	—		7.18	6/13/2024	5,952	(8)	22,260	—	—
	5,682	1,894	(3)	6.68	6/3/2025	—		—	—	—
	4,460	4,460	(5)	8.45	6/6/2026	—		—	—	—
	1,520	4,561	(6)	11.10	6/1/2027	—		—	—	—
	—	17,855	(8)	7.75	9/7/2028	—		—	—	—
Robert Burkart(10)	—	—		—	—	—		—	—	—
(1) The market value of unvested stock awards is calculated by multiplying the number of shares or units of stock that have not vested by $3.74, the Company’s closing stock price on December 31, 2018, the last trading day of the 2018 fiscal year.
(2) The amounts reported in this column represent PSU awards granted to our NEOs in 2017 and 2018. Based on performance through December 31, 2018, the PSU amounts are reported at their threshold levels.

(3) Performance-based options subject to service and stock performance vesting conditions.
(4) Vests in four equal installments beginning on June 3, 2016.
(5) Vests in four equal installments beginning on June 6, 2017.
(6) Vests in four equal installments beginning on June 1, 2018.
(7) Vests in four equal installments beginning on April 5, 2019.
(8) Vests in four equal installments beginning on September 7, 2019.
(9) Vests in four equal installments beginning on October 16, 2019.
(10) Mr. Burkart forfeited all unvested equity awards as of his resignation on November 15, 2018.

2018 OPTION EXERCISES AND STOCK VESTED TABLE

The following table sets forth the number of shares acquired and the value realized by our named executive officers upon the exercise of option awards and the vesting of restricted stock and RSU awards during the fiscal year ended December 31, 2018.

	Option Awards		Restricted Stock Awards		Restricted Stock Units
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
Richard S. Stoddart	—	—	—	—	—	—
Eric D. Belcher	—	—	16,129	60,322	74,092	652,991
Ronald C. Provenzano	—	—	—	—	21,528	189,797
Oren B. Azar	—	—	—	—	5,323	46,847
Charles D. Hodgkins III	—	—	—	—	2,774	24,451
Robert L. Burkart	—	—	—	—	5,926	52,278

(1)
Value realized upon the exercise of option awards is based on: (i) if the exercise involves a sale of some or all of the exercised shares, the difference between the actual price at which the exercised shares were sold and the exercise price of the options, or (ii) in all other cases, the difference between the closing market price of our common stock as reported on the NASDAQ Global Market on the date of exercise and the exercise price of the options.

(2)	Value based on the closing market price of our common stock as reported on NASDAQ Global Market on the date of vesting.

2018 PENSION BENEFITS

We do not maintain any qualified or non-qualified defined benefit plans.

2018 NONQUALIFIED DEFERRED COMPENSATION

We do not maintain any non-qualified deferred compensation plans.

Employment and Other Related Agreements

CEO Transition

As previously disclosed, on February 1, 2018, the Company announced the planned transition of the Company’s executive leadership from Eric D. Belcher to Richard S. Stoddart. In connection with such transition, effective April 5, 2018 (the “Start Date”), Mr. Belcher stepped down from his role as President and Chief Executive Officer of the Company pursuant to his Transition Agreement (as defined below) and transitioned to the role of Chairman of the Board, a role he held until September 6, 2018. The Board appointed Mr. Stoddart to succeed Mr. Belcher as President and Chief Executive Officer of the Company, effective as of the Start Date, and also appointed Mr. Stoddart as a member of the Board.

Employment Agreement with Richard S. Stoddart

In connection with his appointment as President and Chief Executive Officer on the Start Date, Mr. Stoddart and the Company entered into an Employment Agreement, dated January 31, 2018 (the “Stoddart Employment Agreement”). Pursuant to the Stoddart Employment Agreement, Mr. Stoddart will receive an annual base salary of not less than $800,000. Mr. Stoddart will also be entitled to a target annual bonus opportunity equal to not less than 85% of Mr. Stoddart’s annual base salary, with a maximum bonus opportunity of 200% of his performance bonus target, which was prorated for 2018 based on his start date. The Stoddart Employment Agreement also entitled Mr. Stoddart to a signing long-term incentive grant equal to $1,500,000 in grant date target value, which consisted of 50% stock options and 50% restricted shares of the Company’s common stock, each vesting ratably over a four-year period. Mr. Stoddart is also eligible to receive annual long-term incentive awards, as approved by the Compensation Committee in its discretion, with a target value of $1,500,000.

In the event that Mr. Stoddart’s employment is terminated by the Company without cause or if he resigns for good reason (each as defined in the Stoddart Employment Agreement and described below), Mr. Stoddart would be entitled to receive, following his execution and non-revocation of a release of claims, (i) an amount, payable in equal installments over a 24-month period, equal to two times the sum of (A) his annual base salary in effect on the date of termination and (B) his target annual bonus for the fiscal year in which the date of termination occurs; provided that if, at the time of such termination, Mr. Stoddart has not worked 24 months, this payment will be decreased pro rata (but will in all events be at least one times the sum of (A) and (B)), (ii) his prorated annual bonus based on the Company’s actual performance for the year in which such date of termination occurs, (iii) immediate vesting of all outstanding equity-based awards which would otherwise have vested based solely on the passage of time if his employment had continued for a period of 24 months following the date of termination, and (iv) immediate vesting of the pro rata portion of equity-based awards which would otherwise have vested based on performance if Mr. Stoddart had remained employed for a period of 24 months following the date of termination. Mr. Stoddart would also be entitled to full immediate vesting of any unvested portion of Mr. Stoddart’s sign-on equity grant. In the event Mr. Stoddart experiences a “qualifying termination” of employment in connection with a “change in control” (each as defined in the Stoddart Employment Agreement), Mr. Stoddart would, in addition to the benefits set forth above, be entitled to immediate vesting of all outstanding equity-based awards (including immediate vesting at the target level of performance for equity-based awards which would otherwise vest based on performance).

“Cause” is defined in Mr. Stoddart’s employment agreement as the occurrence of any of the following:

•theft, dishonesty, or falsification of employment or Company records by Mr. Stoddart;
•the Company’s determination that Mr. Stoddart has committed a felony or any act involving moral turpitude;
•the Company’s determination that Mr. Stoddart has engaged in willful misconduct or gross negligence that has had a
•material adverse effect on the Company’s reputation or business; or

•	Mr. Stoddart’s material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” is defined in Mr. Stoddart’s employment agreement as the occurrence of any of the following:

•
a material reduction of Mr. Stoddart’s duties or authority under, or assignment of duties that are materially inconsistent with, the terms of his employment agreement, or the Company’s failure to appoint or reelect Mr. Stoddart to his positions under his employment agreement;

•
a relocation of Mr. Stoddart’s office to more than 100 miles from the Company’s current office without his consent; or the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

The Stoddart Employment Agreement has a term expiring on December 31, 2018, unless earlier terminated by either party, and will automatically renew for successive one-year periods unless either party delivers a notice of non-renewal. Upon a termination of employment for any reason, Mr. Stoddart would continue to be subject to non-competition and non-solicitation restrictive covenants for two years following his termination.

Transition Agreement with Eric D. Belcher

Prior to February 1, 2018, Mr. Belcher and the Company were parties to an amended and restated employment agreement, effective January 1, 2014, with respect to his service as President and Chief Executive Officer of the Company. On February 1, 2018, the Company and Mr. Belcher entered into a Transition Agreement in connection with his transition from his position as President and Chief Executive Officer to the role of Chairman of the Board (the “Transition Agreement”). Pursuant to the Transition Agreement, Mr. Belcher continued serving as President and Chief Executive Officer until the Start Date and, upon that date, relinquished his position of President and Chief Executive Officer and all positions held in any subsidiaries or affiliates of the Company, other than his position as a member of the Board. Mr. Belcher served as Chairman of the Board until September 6, 2018, and as a non-executive director until December 31, 2018. See "Board Leadership Structure." The period during which Mr. Belcher served as a non-executive director is referred to as the “Transition Period.”

The Transition Agreement provided that, until the Start Date, Mr. Belcher would continue to receive base salary and employee benefits at the levels he received under his employment agreement as of the date of the Transition Agreement. Mr. Belcher remained eligible to receive his full annual bonus for 2018 based on the Company’s existing bonus plan and was eligible to receive an annual bonus for 2018 (with a payout at target performance of 115% of base salary) as of the Start Date, prorated for the percentage of 2018 that Mr. Belcher served as President and Chief Executive Officer (the “Annual Bonus”). The Transition Agreement provided that during the Transition Period, Mr. Belcher would receive a base salary at a rate of $400,000 per year (the “Transition Salary”) and continue to vest in his equity awards in accordance with their terms. In addition, the Transition Agreement provided that Mr. Belcher could receive a bonus targeted at $200,000 for 2018, solely in the discretion of the Board and taking into account, among other things, Mr. Belcher’s success during the Transition Period helping to win new customers and retain existing customers (the “Discretionary Bonus”). The Discretionary Bonus could, in the Board’s discretion, be greater than or less than $200,000.

The Transition Agreement also provides that Mr. Belcher would be eligible to receive a special transition bonus of $500,000 (the “Transition Bonus”) if he served as Chairman of the Board until December 31, 2018, provided that (i) if the Board terminated Mr. Belcher’s position as Chairman of the Board for cause (as defined in Mr. Belcher’s employment agreement and described above), Mr. Belcher will not receive the Transition Bonus, (ii) if the Board terminated Mr. Belcher’s position as Chairman of the Board other than for cause or if Mr. Belcher resigns for good reason (as defined in Mr. Belcher’s employment agreement and described above), in each case prior to December 31, 2018, Mr. Belcher will receive the full Transition Bonus, and (iii) if Mr. Belcher terminated his services as Chairman of the Board prior to December 31, 2018 other than for good reason, Mr. Belcher would receive a prorated Transition Bonus based on the number of days he served as Chairman of the Board following the Start Date. In July 2018, the Board determined that, in light of how well the CEO transition process had gone, it was appropriate for the Company to return to a governance framework in which the Board was led by an independent Chairman immediately following the Company’s annual meeting of stockholders held on September 6, 2018. As a result of such decision, which constituted a termination of Mr. Belcher’s position as Chairman other than for cause, Mr. Belcher received the full Transition Bonus in accordance with the Transition Agreement.

The Transition Agreement provided that on the date the Company makes its annual equity awards to its directors, Mr. Belcher would receive the same grant as provided to other directors, with such award vesting at the earlier of (i) one year from the date of grant or (ii) upon conclusion of Mr. Belcher’s service on the Board.

Under the Transition Agreement, Mr. Belcher also remained eligible for heightened equity vesting provided in Mr. Belcher’s employment agreement if a “change in control” and “qualifying termination” occurred during the Transition Period (each as defined in Mr. Belcher’s employment agreement, except that for purposes of clause (a) of the definition of “change in control,” “thirty-five percent (35%)” shall be substituted for “fifty percent (50%)”).

In addition, the Transition Agreement provided for continuation of Mr. Belcher’s benefit plan participation and perquisites during the Transition Period, as well as certain reasonable office, technology and secretarial support provided to him during the Transition Period.

The Transition Agreement also provided that if Mr. Belcher’s service as Chairman of the Board terminated prior to March 15, 2019, the Company would employ Mr. Belcher in a non-executive officer position through March 15, 2019, during which time Mr. Belcher would continue to assist with matters as reasonably requested by Mr. Stoddart. In addition, if Mr. Belcher’s service as Chairman of the Board terminated prior to December 31, 2018 due to his removal from such position by the Company other than for “cause” or due to his resignation for “good reason,” Mr. Belcher would be entitled to receive his Transition Salary, his Annual Bonus, the Transition Bonus and the Discretionary Bonus, in each case as if his service as Chairman of the Board continued through December 31, 2018. Subject generally to his compliance with the applicable terms of the Transition Agreement and Mr. Belcher’s employment agreement, Mr. Belcher’s special performance option award that was granted on March 15, 2016, and other equity awards, would continue to vest in accordance with its terms through March 15, 2019, and Mr. Belcher would remain eligible to receive one-third of the performance share units that he would have received in connection with his award granted June 1, 2017 had he remained employed by the Company through the end of the performance period (with the amount determined based on the Company’s actual performance during the performance period).

CFO Transition

As previously disclosed, on December 29, 2018, Mr. Hodgkins, our Interim Chief Financial Officer, resigned from employment with the Company, effective January 15, 2019, and on January 4, 2019, the Company announced the appointment of Donald W. Pearson as the new Executive Vice President and Chief Financial Officer of the Company. In connection with such transition, the Company and Mr. Hodgkins entered into a transition agreement, dated January 3, 2019, and the Company and Mr. Pearson entered into an employment agreement, effective as of January 10, 2019. Such agreements are described below.

Employment Agreement with Donald W. Pearson

We entered into an employment agreement with Mr. Pearson, our new Executive Vice President and Chief Financial Officer, effective January 10, 2019. Pursuant to the agreement, Mr. Pearson will receive an annual base salary of not less than $450,000. Mr. Pearson will also be entitled to a target annual bonus opportunity equal to not less than 75% of his annual base salary, with a maximum bonus opportunity of 200% of his performance bonus target. Pursuant to the agreement, Mr. Pearson received a sign-on of RSUs with a grant date fair value equal to $750,000, vesting on the third anniversary of the date of grant. Beginning in 2019, Mr. Pearson will also be entitled to annual long-term incentive awards, as approved by the Compensation Committee of in its discretion, with a targeted grant date value of 100% of Mr. Pearson’s base salary.

In the event that Mr. Pearson is terminated by the Company without cause or if he resigns for good reason, Mr. Pearson would be entitled to receive, following his execution and non-revocation of a release of claims, (i) an amount, payable in equal installments over a 12-month period, equal to the sum of (A) his annual base salary in effect on the date of termination and (B) his target annual bonus for the fiscal year in which the date of termination occurs, (ii) his prorated annual bonus based on the Company’s actual performance for the year in which such date of termination occurs, (iii) immediate vesting of all outstanding equity-based awards which would otherwise have vested based solely on the passage of time if his employment had continued for a period of 12 months following the date of termination, and (iv) immediate vesting of the pro rata portion of equity-based awards which would otherwise have vested based on performance if Mr. Pearson had remained employed for a period of 12 months following the date of termination. In the event that Mr. Pearson experiences a qualifying termination of employment within 90 days prior to or 24 months following a change in control, Mr. Pearson would, in addition to the benefits set forth above, be entitled to immediate vesting of all outstanding equity-based awards (including immediate vesting at the target level of performance for equity-based awards which would otherwise vest based on performance). In addition, Mr. Pearson would receive immediate vesting of all equity awards if a successor entity fails to assume or replace his outstanding equity awards with economically equivalent awards upon a change in control of the Company.

“Cause” is defined in Mr. Pearson’s employment agreement as the occurrence of any of the following:

•	theft, dishonesty, or falsification of employment or Company records by Mr. Pearson;

•	the determination by the Board that Mr. Pearson has committed a felony or any act involving moral turpitude;

•	the determination by the Board that Mr. Pearson has engaged in willful misconduct or gross negligence that has had a material adverse effect on the Company’s reputation or business;

•	the determination by the Board that Mr. Pearson has refused or failed to substantially comply with the Company’s policies relating to harassment and/or discrimination; or

•	Mr. Pearson’s material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” is defined in Mr. Pearson’s employment agreement as the occurrence of any of the following:

•	a material reduction in Mr. Pearson’s duties or responsibilities below, or assignment of duties that are materially inconsistent with, the duties and authority set forth in his employment agreement;

•	a relocation of Mr. Pearson’s office to more than 100 miles from the Company’s current office without his consent; or

•	the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

Mr. Pearson’s employment agreement will expire on January 7, 2020 and will begin renewing automatically on such date for successive one-year periods (until delivery by either party of a notice of non-renewal). The agreement contains customary non-competition and non-solicitation provisions lasting for two years following the termination of Mr. Pearson’s employment.

Amended and Restated Employment Agreement with Charles D. Hodgkins III

We entered into an amended and restated employment agreement with Mr. Hodgkins, our former Interim Chief Financial Officer, effective December 6, 2017. Mr. Hodgkins resigned from employment with the Company effective January 15, 2019, and the Company entered into a transition agreement with Mr. Hodgkins as described below under the heading, “Transition Agreement with Charles D. Hodgkins III.” The employment agreement provided that Mr. Hodgkins would continue to serve as the Senior Vice President, Corporate Development and Strategic Initiatives, and until the Company appointed a permanent Chief Financial Officer, Mr. Hodgkins would perform the additional duties of Interim Chief Financial Officer. Under the agreement, Mr. Hodgkins received a base salary of not less than $234,000 per annum. The agreement also provided that Mr. Hodgkins would be eligible to receive an annual performance bonus with a target of no less than 40% of his base salary, with the opportunity to earn a maximum bonus of 200% of his bonus target. The Company also agreed to pay Mr. Hodgkins (i) a discretionary bonus of up to $100,000, tied to his performance as Interim Chief Financial Officer, which was paid in April 2018, and (ii) a $100,000 transaction bonus tied to support and evaluation services for any significant transaction, within 30 days following the closing date thereof (provided that Mr. Hodgkins remained employed by the Company at the time of such a transaction or was terminated under certain circumstances within the three months thereafter). Mr. Hodgkins was also eligible to participate in the Company’s stock incentive program and to receive awards thereunder from time to time, as determined by the Compensation Committee of the Company’s Board of Directors.

If Mr. Hodgkin’s employment were terminated by the Company without “cause” or if he had resigned for “good reason” (in each case, as defined in Mr. Hodgkins’ employment agreement), he would have been entitled to receive six months of continued base salary and a prorated annual bonus payment, at target, with respect to the performance year in which the termination occurred. In the event that a termination of employment described in the foregoing sentence had occurred within the 90 days prior to or 24 months following the consummation of a “change in control” of the Company (as defined in the agreement), Mr. Hodgkins would also have been entitled to receive immediate vesting of all outstanding equity-based awards held by him, including immediate vesting at target for any performance-based equity awards that would otherwise vest based on performance.

“Cause” was defined in Mr. Hodgkins’ employment agreement as the occurrence of any of the following:

•	theft, dishonesty, or falsification of employment or Company records by Mr. Hodgkins;

•	the Company’s determination that Mr. Hodgkins has committed a felony or any act involving moral turpitude;

•	the Company’s determination that Mr. Hodgkins has engaged in willful misconduct or gross negligence that has had a material adverse effect on the Company’s reputation or business; or

•	Mr. Hodgkins’ material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” was defined in Mr. Hodgkins’ employment agreement as the occurrence of any of the following:

•	a material reduction in Mr. Hodgkins’ duties or responsibilities below, or assignment of duties that are materially inconsistent with, the duties and authority set forth in his employment agreement;

•	a relocation of Mr. Hodgkins’ office to more than 100 miles from the Company’s current office without his consent; or

•	the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

Mr. Hodgkins’ employment agreement expired on December 31, 2018 and began renewing automatically beginning on such date for successive one-year periods (until delivery by either party of a notice of non-renewal). The agreement contains customary non-competition and non-solicitation provisions lasting for two years following the termination of Mr. Hodgkins’ employment.

Transition Agreement with Charles D. Hodgkins III

We entered into a transition agreement with Mr. Hodgkins, dated January 3, 2019, in order to provide for an efficient and orderly transition following his resignation of employment as Interim Chief Financial Officer of the Company. Pursuant to the transition agreement, Mr. Hodgkins began serving as a senior advisor to the Company on January 15, 2019 and will serve through June 30, 2019 (the “Advisory Period”), providing advice and support in a number of key areas, including the orientation of Mr. Pearson. Under the transition agreement, Mr. Hodgkins will receive the following fees for the Advisory Period: (1) $9,000 per month, to be paid semimonthly in arrears; (2) a one-time payment of $60,000, paid on March 31, 2019; and (3) a one-time payment of $100,000, to be paid on June 30, 2019. Mr. Hodgkins will not participate in the Company’s annual bonus program for 2019. Subject to Mr. Hodgkins’ continued compliance with the terms of the transition agreement and his existing employment agreement, Mr. Hodgkins’ equity awards will continue to vest in accordance with their terms for so long as he remains senior advisor to the Company.

Amended and Restated Employment Agreement with Ronald C. Provenzano

We entered into an amended and restated employment agreement with Ronald C. Provenzano in connection with his transition to the role of Head of Operations Excellence, effective October 16, 2018. Under the employment agreement, Mr. Provenzano will receive an annual base salary of not less than $400,000. Mr. Provenzano is entitled to a target annual bonus opportunity equal to not less than 70% of Mr. Provenzano’s annual base salary, with a maximum bonus opportunity of 200% of his performance bonus target. Beginning in 2019, Mr. Provenzano will also be entitled to annual long-term incentive awards, as approved by the Compensation Committee of the Board in its discretion, with a targeted grant date value of 125% of Mr. Provenzano’s base salary.

In the event that Mr. Provenzano is terminated by the Company without cause or if he resigns for good reason, Mr. Provenzano would be entitled to receive, following his execution and non-revocation of a release of claims, (i) an amount, payable in equal installments over a 12-month period, equal to the sum of (A) his annual base salary in effect on the date of termination and (B) his target annual bonus for the fiscal year in which the date of termination occurs, (ii) his prorated annual bonus based on the Company’s actual performance for the year in which such date of termination occurs, (iii) immediate vesting of all outstanding equity-based awards which would otherwise have vested based solely on the passage of time if his employment had continued for a period of 12 months following the date of termination, and (iv) immediate vesting of the pro rata portion of equity-based awards which would otherwise have vested based on performance if Mr. Provenzano had remained employed for a period of 12 months following the date of termination. In the event that Mr. Provenzano experiences a qualifying termination of employment within 90 days prior to or 24 months following a change in control, Mr. Provenzano would, in addition to the benefits set forth above, be entitled to immediate vesting of all outstanding equity-based awards (including immediate vesting at the target level of performance for equity-based awards which would otherwise vest based on performance). In addition, Mr. Provenzano would receive immediate vesting of all equity awards if a successor entity fails to assume or replace his outstanding equity awards with economically equivalent awards upon a change in control of the Company.

“Cause” is defined in Mr. Provenzano’s employment agreement as the occurrence of any of the following:

•	theft, dishonesty, or falsification of employment or Company records by Mr. Provenzano;

•	the determination by the Board that Mr. Provenzano has committed a felony or any act involving moral turpitude;

•	the determination by the Board that Mr. Provenzano has engaged in willful misconduct or gross negligence that has had a material adverse effect on the Company’s reputation or business; or

•	Mr. Provenzano’s material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” is defined in Mr. Provenzano’s employment agreement as the occurrence of any of the following:

•
a material reduction in Mr. Provenzano’s duties or responsibilities below, or assignment of duties that are materially inconsistent with, the duties and authority set forth in his employment agreement;

•	a relocation of Mr. Provenzano’s office to more than 100 miles from the Company’s current office without his consent; or

•	the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

Mr. Provenzano’s employment agreement will expire on October 16, 2019 and will begin renewing automatically on such date for successive one-year periods (until delivery by either party of a notice of non-renewal). The agreement contains customary non-competition and non-solicitation provisions lasting for two years following the termination of Mr. Provenzano’s employment.

Employment Agreement with Oren B. Azar

We entered into an employment agreement with Oren B. Azar in connection with his promotion to the role of General Counsel, effective October 16, 2018. Pursuant to the agreement, Mr. Azar will receive an annual base salary of $300,000. Mr. Azar is also entitled to a target annual bonus opportunity equal to not less than 60% of Mr. Azar’s annual base salary, with a maximum bonus opportunity of 200% of his performance bonus target. In connection with his promotion and pursuant to the agreement, Mr. Azar received a sign-on grant of RSUs with a grant date fair value equal to $150,000, vesting on the third anniversary of the date of grant. Beginning in 2019, Mr. Azar will also be entitled to annual long-term incentive awards, as approved by the Compensation Committee of the Board in its discretion, with a targeted grant date value of 80% of Mr. Azar’s base salary.

In the event that Mr. Azar is terminated by the Company without cause or if he resigns for good reason, Mr. Azar would be entitled to receive, following his execution and non-revocation of a release of claims, (i) an amount, payable in equal installments over a 12-month period, equal to the sum of (A) his annual base salary in effect on the date of termination and (B) his target annual bonus for the fiscal year in which the date of termination occurs, (ii) his prorated annual bonus based on the Company’s actual performance for the year in which such date of termination occurs, (iii) immediate vesting of all outstanding equity-based awards which would otherwise have vested based solely on the passage of time if his employment had continued for a period of 12 months following the date of termination, and (iv) immediate vesting of the pro rata portion of equity-based awards which would otherwise have vested based on performance if Mr. Azar had remained employed for a period of 12 months following the date of termination. In the event that Mr. Azar experiences a qualifying termination of employment in connection with a change in control, Mr. Azar would, in addition to the benefits set forth above, be entitled to immediate vesting of all outstanding equity-based awards (including immediate vesting at the target level of performance for equity-based awards which would otherwise vest based on performance). In addition, Mr. Azar would receive immediate vesting of all equity awards if a successor entity fails to assume or replace his outstanding equity awards with economically equivalent awards upon a change in control of the Company.

“Cause” is defined in Mr. Azar’s employment agreement as the occurrence of any of the following:

•	theft, dishonesty, or falsification of employment or Company records by Mr. Azar;

•	the determination by the Board that Mr. Azar has committed a felony or any act involving moral turpitude;

•	the determination by the Board that Mr. Azar has engaged in willful misconduct or gross negligence that has had a material adverse effect on the Company’s reputation or business; or

•	Mr. Azar’s material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” is defined in Mr. Azar’s employment agreement as the occurrence of any of the following:

•	a material reduction in Mr. Azar’s duties or responsibilities below, or assignment of duties that are materially inconsistent with, the duties and authority set forth in his employment agreement;

•	a relocation of Mr. Azar’s office to more than 100 miles from the Company’s current office without his consent; or

•	the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

Mr. Azar’s employment agreement will expire on October 16, 2019 and will begin renewing automatically on such date for successive one-year periods (until delivery by either party of a notice of non-renewal). The agreement contains customary non-competition and non-solicitation provisions lasting for two years following the termination of Mr. Azar’s employment.

Employment Agreement with Robert L. Burkart

We entered into an employment agreement with Robert L. Burkart, our former Chief Information Officer, effective February 1, 2018. Mr. Burkart resigned effective November 15, 2018. Under the employment agreement, Mr. Burkart received a base salary of $250,000 per annum. The employment agreement also provided that Mr. Burkart would be eligible for an annual performance bonus, with an annual target bonus amount equal to not less than 50% of his base salary, and annual equity awards with a targeted grant date value of $125,000, on substantially the same basis as long-term incentive awards granted to other senior executives.

Mr. Burkart’s employment could have been terminated, with or without cause, by the Company. If the Company had terminated Mr. Burkart’s employment for cause (as described below) or on account of death or disability, or if Mr. Burkart had terminated his own employment for any reason other than for good reason (as described below), Mr. Burkart generally would have been entitled to no further compensation or benefits other than those earned through the date of termination. If we had terminated Mr. Burkart’s employment for any reason other than for cause, death or disability, or if Mr. Burkart had terminated his own employment for good reason, we would have paid any outstanding accrued obligations, we would have continued to pay his base salary for six months following termination and, if the qualifying termination had occurred within 90 days before or 24 months after a change in control, Mr. Burkart would have received immediate vesting of all outstanding equity-based awards (including immediate vesting at the target level of performance for equity-based awards), and any outstanding accrued obligations. Mr. Burkart would also have received immediate vesting of all equity awards if a successor entity had failed to assume or replace his outstanding equity awards with economically equivalent awards upon a change in control of the Company.

“Cause” was defined in Mr. Burkart’s employment agreement as the occurrence of any of the following:

•	theft, dishonesty, or falsification of employment or Company records by Mr. Burkart;

•	the Company’s determination that Mr. Burkart had committed a felony or any act involving moral turpitude;

•	the Company’s determination that Mr. Burkart had engaged in willful misconduct or gross negligence that had a material adverse effect on the Company’s reputation or business; or

•	Mr. Burkart’s material breach of his employment agreement following his receipt of written notice of the breach and a reasonable opportunity to cure it.

“Good Reason” was defined in Mr. Burkart’s employment agreement as the occurrence of any of the following:

•	a material reduction in Mr. Burkart’s duties or responsibilities below, or assignment of duties that were materially inconsistent with, the duties and authority set forth in his employment agreement;

•	a relocation of Mr. Burkart’s office to more than 100 miles from the Company’s current office without his consent; or

•	the Company’s breach of his employment agreement that continues for more than 30 days after the Company’s receipt of notice thereof.

Mr. Burkart’s employment agreement expired on February 1, 2018, and renewed automatically beginning on such date for successive one-year periods unless either party delivers a notice of non-renewal. The agreement contains customary non-competition and non-solicitation provisions lasting for two years following the termination of Mr. Burkart’s employment.

POTENTIAL PAYMENTS UPON TERMINATION AND/OR CHANGE IN CONTROL

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, each as of December 31, 2018, the following individuals would be entitled to payments in the amounts set forth opposite to their name in the below table:

Named Executive Officer*	Cash Severance
Richard S. Stoddart	$71,666.67 per month for 24 months
Eric D. Belcher*	—
Ronald C. Provenzano	$34,333.34 per month for 12 months
Oren B. Azar	$25,000 per month for 12 months
Charles D. Hodgkins III**	$21,525.26 per month for 6 months
Robert L. Burkart*	—

* Mr. Belcher transitioned from President and Chief Executive Officer to Chairman on April 5, 2018, and retired from the Board of Directors on December 31, 2018, and thus was not entitled to receive any cash severance as of December 31, 2018. Mr. Burkart resigned from employment with the Company on November 15, 2018, and thus was not entitled to receive any cash severance as of December 31, 2018. Neither Mr. Belcher nor Mr. Burkart received any severance payments in connection with the termination of their employment.
** Mr. Hodgkins resigned from employment with the Company effective January 15, 2019. Mr. Hodgkins did not receive any severance payments in connection with the termination of his employment.

We are not obligated to make any cash payments to these executives if their employment is terminated by us for cause or by the executive without good reason. No severance or benefits are provided for any of the executive officers in the event of death or disability. A change in control does not affect the amount or timing of these cash severance payments.

Assuming the employment of our named executive officers were to be terminated without cause or for good reason, or that our named executive officers experienced a qualified termination in connection with a change in control, each as of December 31, 2018, the following individuals would be entitled to accelerated vesting of their outstanding stock options, restricted stock, RSU and performance share unit awards described in the table below:

Named Executive Officer	Value of Equity Awards: Termination Without Cause or for Good Reason(1)(2)	Value of Equity Awards: Termination Without Cause or for Good Reason In Connection With a Change in Control ("Qualifying Termination")(1)
Richard S. Stoddart
Immediate vesting of all outstanding and unvested equity awards that would have otherwise occurred if employed during 24 months after termination: 29,033 shares of restricted stock units with a value of $108,582 and 87,097 options with a value of $325,743

Immediate vesting of the unvested portion of the Signing Grant: 79,031 shares of restricted stock with a value of $295,576 and 237,093 options with value of $886,728

Pro rata vesting of PSU awards, based on the number of full calendar months worked during the performance period plus an additional 24 months (81,522 shares with a value of $304,892).

Immediate vesting of all outstanding and unvested restricted stock, restricted share units, and options: 79,031 shares of restricted stock with a value of $295,576, 58,065 shares of restricted stock units with a value of $217,163, and 411,287 options with a value of $1,538,213.

Immediate vesting at target of PSU awards (81,522 shares with a value of $304,892).

Eric D. Belcher
Additional vesting of all outstanding and unvested equity awards that would have otherwise occurred if employed during 24 months after termination: 84,146 shares of restricted stock with a value of $314,704 and 430,378 options with a value of $1,609,614.

Pro rata vesting of PSU awards, based on the number of full calendar months worked during the performance period plus an additional 24 months (54,054 shares with a value of $202,162).

Immediate vesting of all outstanding and unvested restricted stock and options: 94,281 shares of restricted stock with a value of $352,611 and 660,786 options with a value of $2,471,340.

Immediate vesting at target of PSU awards (54,054 shares with a value of $202,162).

Ronald C. Provenzano	Pro rata vesting of PSU awards, based on the number of full calendar months worked during the performance period (13,172 shares with a value of $49,263).
Immediate vesting of all outstanding and unvested restricted stock, restricted stock units, and options: 28,472 shares of restricted stock with a value of $106,485, 19,355 shares of restricted stock units with a value of $72,388, and 137,319 options with a value of $513,573.

Immediate vesting at target of PSU awards (44,291 shares with a value of $165,648).

Oren B. Azar	Pro rata vesting of PSU awards, based on the number of full calendar months worked during the performance period (492 shares with a value of $1,840).
Immediate vesting of all outstanding and unvested restricted stock, restricted stock units, and options: 6,567 shares of restricted stock with a value of $24,561, 23,822 shares of restricted stock units with a value of $89,094, and 28,887 options with a value of $108,037.

Immediate vesting at target of PSU awards (4,987 shares with a value of $18,651).

Charles D. Hodgkins III	Pro rata vesting of PSU awards, based on the number of full calendar months worked during the performance period (2,244 shares with a value of $8,393).
Immediate vesting of all outstanding and unvested restricted stock, restricted stock units, and options: 3,946 shares of restricted stock with a value of $14,758, 5,952 shares of restricted stock units with a value of $22,260, and 28,770 options with a value of $107,600.

Immediate vesting at target of PSU awards (11,059 shares with a value of $41,361).

Robert Burkart	N/A	N/A

(1) Option award values are based on the aggregate difference between the respective exercise prices and the closing sale price of our common stock on the last trading day of the 2018 fiscal year. Restricted stock, RSU and PSU award values are based on the closing sale price of our common stock on the last trading day of the fiscal year. Our closing stock price on December 31, 2018, the last trading day of the 2018 fiscal year, was $3.74 per share.
(2) Employment agreement provides that the executive would receive vesting of performance share units based on actual performance, capped at 100% of target. Based on actual performance through December 31, 2018, none of the outstanding performance share units would have paid out, and thus, we are reporting $0 value for such units in this table.

In connection with a termination without cause or a termination for good reason, no payments are due unless the executive executes a general release and waiver of claims against us. During the executive’s employment and for a specified period following a termination for any reason, the executive generally is subject to certain restrictive covenants, including non-competition and non-solicitation of customers and employees of the Company.

COMPENSATION AND RISK

Effects of our Compensation Programs on Risk. All significant transactions are reviewed, and must be approved, by our senior corporate management. Therefore, even though associates in our sales offices may have performance targets that will be affected by growth or short-term profitability of their divisions, they are not in a position to cause us to undertake transactions that might expose us to risks that are material to us as a company without the concurrence of our senior corporate management.

Our senior executives and other members of our senior corporate management may participate in bonus programs that are based upon achievement of performance targets that may benefit from our growth or short-term profits. However, the incentives for our senior executives and other members of our senior corporate management team are balanced between short-term and long-term Company results, do not result in additional financial exposure to the Company, and are consistent with established industry practice. We also have adopted a compensation clawback policy. Accordingly, we do not believe that our incentive bonus programs create material incentives for our senior executives, or any other of our associates, to expose us to significant risk.

The Compensation Committee reviewed our compensation programs and policies for features that may give rise to risks that have a material adverse effect on the Company, and found that the compensation programs operate with strong governance features and do not encourage unnecessary or excessive risk taking.

CEO PAY RATIO

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the median annual total compensation of our employees and the annual total compensation of Richard S. Stoddart, our Chief Executive Officer ("CEO"), effective April 5, 2018.

For 2017, three employees were tied at the median employee base salary level (which we used as the consistently applied compensation measure) and we selected the employee from that group with the median total annual compensation. In 2018, that employee received a relatively large salary increase that we believe caused the employee to no longer be characteristic of a median employee. Therefore, since there were no other significant changes in our workforce or compensation programs, we returned to the other two employees who had tied for the median salary in 2017, and used the average of their total compensation for 2018. For 2018, the annual compensation of the median employee of the Company, excluding our CEO, was $50,096.

As reflected in the Summary Compensation Table in this Item 11, the annual total compensation for the Company's CEO in 2018 was $3,900,923. Therefore, the ratio of our CEO’s 2018 annual total compensation to our median employee’s 2018 annual total compensation was approximately 78 to 1.

The pay ratio presented in this Annual Report is a reasonable estimate calculated in good faith, in a manner consistent with Item 402(u) of Regulation S-K, based on our payroll and employment records and the methodology described above. The SEC rules for identifying the “median employee” and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratios reported by other companies may not be comparable to the pay ratio set forth above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

2018 DIRECTOR COMPENSATION

Summary of Director Compensation

For 2018, non-employee directors earned $125,000 in equity (awarded in RSUs) and $65,000 in cash compensation, the Audit Committee Chairman received an additional $20,000 in cash compensation, the Compensation Committee Chairman received an additional $10,000 in cash compensation, and the Nominating and Corporate Governance Committee Chairman received an additional $7,500 in cash compensation. Mr. Greenberg, who served as our Chairman prior to April 5, 2018 and after September 6, 2018, and as our Lead Independent Director from April 5 to September 6, 2018, received an additional $50,000 in equity (awarded in RSUs). Mr. Belcher, who served as our Chairman from April 5, 2018 to September 6, 2018 and as director through December 31, 2018, received a cash salary at the annual rate of $400,000 under the terms of his Transition Agreement. In addition, our directors were reimbursed for reasonable travel and other expenses incurred in connection with attending meetings of the Board and its committees. The stock awards granted to the Board during 2018 will vest on the first anniversary of the date of grant (September

6, 2019). Except for the compensation received by Mr. Belcher pursuant to his Transition Agreement, directors who are employees of the Company received no additional compensation for serving on the Board or its Committees in 2018.

Under our 2006 Plan, directors are eligible to restricted stock unit other equity grants at the discretion of the Compensation Committee or other administrator of the 2006 Plan. The maximum number of shares subject to awards that may be granted under the 2006 Plan in any calendar year to any one participant who is a non-employee director, when taken together with any cash fees paid to such non-employee director with respect to his or her service as a non-employee director in such calendar year, may not exceed $400,000 in total value (calculating the value of any such awards based on the fair market value at the time of grant for financial reporting purposes).

The following table summarizes compensation that our non-employee directors earned during 2018 for services as members of our Board, which was paid in the form of restricted stock unit awards and cash:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Eric D. Belcher(2)	—	125,000	125,000
Charles K. Bobrinskoy	85,000	125,000	210,000
Lindsay Y. Corby(3)	65,000	125,000	190,000
David Fisher	65,000	125,000	190,000
J. Patrick Gallagher, Jr.	75,000	125,000	200,000
Jack M. Greenberg	65,000	175,000	240,000
Adam Gutstein(4)	65,000	125,000	190,000
Julie M. Howard	65,000	125,000	190,000
Linda S. Wolf	72,500	125,000	197,500
(1) Represents the grant date fair value of restricted stock unit awards calculated in accordance with FASB ASC Topic 718.
(2) Mr. Belcher served as a director and as President and Chief Executive Officer of the Company until he transitioned to the role of Chairman of the Board on April 5, 2018. The cash fees paid to Mr. Belcher for his service as Chairman of the Board between April 5, 2018 and September 6, 2018 and as a non-executive director through December 31, 2018, and Mr. Belcher’s 2018 RSU award, are reported solely in the Summary Compensation Table, as is the compensation that Mr. Belcher received for his service as President and Chief Executive Officer through April 5, 2018.
(3) Ms. Corby became a director on July 30, 2018.
(4) Mr. Gutstein became a director on October 1, 2018.

The aggregate option and stock awards outstanding for each person in the table set forth above as of December 31, 2018 are as follows (other than for Mr. Belcher, whose outstanding option and stock awards are instead reported in the Outstanding Equity Awards at 2018 Fiscal Year-End Table):

	Option Awards				Stock Awards / Units
Name	Vested	Unvested	Exercise Price	Expiration Date	Vested	Unvested
Lindsay Y. Corby	—	—	$—	—	—	16,129
Charles K. Bobrinskoy	13,441	—	$2.36	2/25/2019	104,603	16,129
	13,021	—	$6.86	6/19/2019	—	—
	11,160	—	$8.66	7/1/2021	—	—
David Fisher	1,499	—	$8.41	11/17/2021	69,799	16,129
J. Patrick Gallagher, Jr.	5,082	—	$7.40	8/16/2021	71,588	16,129
Jack M. Greenberg	13,021	—	$6.86	6/19/2019	115,025	22,581
	11,160	—	$8.66	7/1/2021	—	—
Adam J. Gutstein	—	—	$—	—	—	15,903
Julie M. Howard	—	—	$—	—	65,389	16,129
Linda S. Wolf	13,441	—	$2.36	2/25/2019	104,603	16,129
	13,021	—	$6.86	6/19/2019	—	—
	11,160	—	$8.66	7/1/2021	—	—

Director Stock Ownership Guidelines. On February 5, 2013, the Compensation Committee and Board approved stock ownership guidelines for directors of the Company. Under the guidelines, non-employee directors are expected to hold common stock with a value equal to two times total annual director compensation. Directors are required to meet these guidelines within five years of becoming a member of the Board. Shares that count toward satisfaction of the stock ownership guidelines include:

•	shares owned outright by the director or his or her immediate family members residing in the same household;

•	shares held in trust for the benefit of the director or his or her immediate family members;

•	shares acquired upon stock option exercise;

•	shares purchased in the open market;

•	restricted stock granted under our equity incentive plan; and

•	shares subject to stock options that are fully vested, after deducting shares that would be required to be sold or surrendered to cover the applicable exercise price.

As of December 31, 2018, all of our non-employee directors met the stock ownership guidelines or are on track to meet the guidelines within five years of becoming a Board member, consistent with the policy.

As of the date of this Amendment, the Compensation Committee has not yet determined 2019 director compensation.

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

Notwithstanding anything to the contrary set forth in any of the Company’s filings under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Exchange Act of 1934 (the “Exchange Act”) that might incorporate future filings, including this Annual Report, in whole or in part, the following Report of the Compensation Committee shall not be deemed to be “Soliciting Material,” are not deemed “filed” with the SEC and shall not be incorporated by reference into any filings under the Securities Act or Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in such filing except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act or the Exchange Act.

REPORT OF THE COMPENSATION COMMITTEE OF
THE BOARD OF DIRECTORS ON EXECUTIVE COMPENSATION

The Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2018, as amended.

Submitted by the Compensation Committee
of the Board of Directors,

Julie M. Howard (Chairman)
Charles K. Bobrinskoy
David Fisher
J. Patrick Gallagher, Jr.
Jack M. Greenberg
Linda S. Wolf

RECONCILIATION OF GAAP AND NON-GAAP FINANCIAL MEASURES
In this Item 11 under the caption “Compensation Discussion and Analysis Executive Summary” we provide information regarding Non-GAAP Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, income/expense related to changes in the fair value of contingent consideration liabilities, goodwill and intangible asset impairment charges, restructuring and other charges, secured assets reserves, professional fees related to ASC 606 implementation, business development realignment, CEO search costs, and Czech currency impact on procurement margin, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company's management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company's overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

For a reconciliation of this non-GAAP financial measures to the nearest comparable GAAP measures, please see the reconciliations of Non-GAAP Adjusted EBITDA in the table below.

Reconciliation of Non-GAAP Adjusted EBITDA
(Unaudited)

(in thousands)	Year ended December 31,
	2018	2017
Net (loss) income	$(76,171)	$16,430
(Benefit) provision for income tax	(461)	11,288
Interest income	(218)	(97)
Interest expense	7,749	4,729
Other, net	1,616	1,788
Depreciation and amortization	12,988	13,390
Stock-based compensation expense	5,302	6,820
Goodwill impairment	46,319	—
Intangible and other asset impairments	18,121	—
Restructuring charges	6,031	—
Senior leadership transition and other employee-related costs	1,410	—
Business development realignment	—	715
Obsolete retail inventory	950	—
Change in fair value of contingent consideration	—	677
Professional fees related to ASC 606 implementation	1,092	829
Executive search costs	235	454
Restatement-related professional fees	2,430	—
Other professional fees	507	—
Czech currency impact on procurement margin	$—	$860
Adjusted EBITDA	$27,900	$57,883

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 25, 2019 (except as indicated below) by:

•	all persons known by us to own beneficially 5% or more of our outstanding common stock;

•	each of our directors and director nominees;

•	each of the named executive officers listed in the “Executive and Director Compensation - Executive Compensation Summary Compensation Table” section of Item 11 of this Annual Report; and

•	all of our directors, director nominees and executive officers as a group.

Unless otherwise indicated, the address of each beneficial owner listed below is c/o InnerWorkings, Inc., 600 West Chicago Avenue, Suite 850, Chicago, Illinois 60654.

Name and Address	Number of Shares Beneficially Owned(1)		Approximate Percent of Class(1)
CERTAIN BENEFICIAL OWNERS (not including directors and executive officers):
Richard A. Heise, Jr. 2221 Old Willow Road Northfield, IL 60093	6,344,907	(2)	12.2%
ArrowMark Colorado Holdings LLC 100 Fillmore Street, Suite 325 Denver, CO 80206	6,766,499	(3)	13.0%
Dimensional Fund Advisors LP Building One 6300 Bee Cave Road Austin, TX, 78746	4,468,407	(4)	8.6%
American Century Capital Portfolios, Inc. 4500 Main Street 9th Floor Kansas City, Missouri 64111	3,940,880	(5)	7.6%
The Vanguard Group 100 Vanguard Blvd Malvern, PA 19355	3,130,039	(6)	6.0%
BlackRock, Inc. 55 East 52nd Street New York, New York 10055	3,084,027	(7)	5.9%
DIRECTORS, DIRECTOR NOMINEES AND NAMED EXECUTIVE OFFICERS:
Eric D. Belcher	1,489,912		2.9%
Ronald C. Provenzano	358,260	(8)	*
Richard S. Stoddart	210,216		*
Jack M. Greenberg	199,430		*
Charles K. Bobrinskoy	178,570		*
Linda S. Wolf	173,654		*
J. Patrick Gallagher, Jr.	143,419		*
David Fisher	105,427		*
Julie M. Howard	96,318		*
Charles D. Hodgkins III	83,681	(9)	*
Oren B. Azar	69,650	(10)	*
Lindsay Y. Corby	16,129		*
Adam J. Gutstein	15,903		*
All directors, director nominees and executive officers as a group (13 persons)	1,756,896		3.4%

*	= less than 1%.

(1)
“Beneficial ownership” means any person who, directly or indirectly, has or shares voting or investment power with respect to a security or has the right to acquire such power within 60 days. Shares of common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2019 are deemed outstanding for computing the ownership percentage of the person holding such options, but are not deemed outstanding for computing the ownership percentage of any other person. The number of shares beneficially owned is determined as of March 31, 2019, and the percentages are based upon 51,859,799 shares of our common stock outstanding as of March 31, 2019. Unless otherwise indicated, each stockholder listed below has sole voting and investment power with respect to the shares of common stock beneficially owned by such stockholder.

(2)
Includes 4,013,316 shares owned by Old Willow Partners, LLC and 1,897,418 shares of common stock held by the Heise Family Dynasty Trust, both of which are controlled by Richard A. Heise, Jr. Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2013.

(3)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019.

(4)	Based solely on a Schedule 13G/A filed with the SEC on February 8, 2019.

(5)	Based solely on a Schedule 13G/A filed with the SEC on February 11, 2019

(6)	Based solely on a Schedule 13G/A filed with the SEC on February 12, 2019.

(7)	Based solely on a Schedule 13G/A filed with the SEC on February 4, 2019.

(8)	Includes options to purchase 41,157 shares of common stock, which are exercisable within 60 days of April 25, 2019.

(9)	Includes options to purchase 5,644 shares of common stock, which are exercisable within 60 days of April 25, 2019.

(10)	Includes options to purchase 9,279 shares of common stock, which are exercisable within 60 days of April 25, 2019.

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information regarding securities authorized for issuance under our equity compensation plans as of December 31, 2018 (in thousands, except per share amount).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,111	$8.53	2,156	(2)
Equity compensation plans not approved by security holders(3)	—	—	—
Total	4,111	$8.53	2,156

(1)	Includes our 2004 Unit Option Plan, which was merged with our 2006 Stock Incentive Plan.

(2)	Includes shares remaining available for future issuance under our 2006 Stock Incentive Plan.

(3)	There are no equity compensation plans in place not approved by our stockholders.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

There are no family relationships among any of the directors or executive officers of the Company. Our Board of Directors has affirmatively determined that the following eight of our nine director nominees are “independent directors” as defined in the rules of NASDAQ: Jack M. Greenberg, Charles K. Bobrinskoy, Lindsay Y. Corby, David Fisher, J. Patrick Gallagher, Jr., Adam J. Gutstein, Julie M. Howard and Linda S. Wolf. In making the independence determination, the Board considered the current and prior relationships that each non-employee director has with the Company and all other facts and circumstances that the Board deemed relevant, including the beneficial ownership of the Company’s capital stock by each non-employee director and the transactions involving them as described in the section titled “Certain Relationships And Related Party Transactions.”

In particular, the Board considered the Company’s business relationship with Arthur J. Gallagher & Co., of which Mr. Gallagher serves as Chairman, President and Chief Executive Officer. The Board noted that:

•	Mr. Gallagher is not involved in the transactions or ongoing discussions or negotiations between the parties.

•	The transactions between the companies are on terms and conditions no more favorable than what is to be expected of an arm’s length transaction.

•
The relationship between the companies is transactional in nature and does not involve sensitive professional services such as legal or accounting services. Arthur J. Gallagher & Co.’s services to the Company are insurance brokerage and risk management services and Arthur J. Gallagher & Co. is not an insurer of the Company. The Company’s services to Arthur J. Gallagher & Co. are print procurement services.

•	Amounts involved represent less than 0.2% of each company’s revenue in 2018.

•	The relationship between the companies preceded Mr. Gallagher’s appointment as director.

After assessing the relationship, the Board concluded that such relationship was not material, would not interfere with Mr. Gallagher’s ability to exercise independent judgment as a director and would not give rise to any undue influence. Therefore, the Board concluded that Mr. Gallagher continues to be an independent director.

The Board also considered the Company’s business relationship with Enova International, Inc., of which Mr. Fisher serves as Chairman, President and Chief Executive Officer. The Board noted that:

•	Mr. Fisher is not involved in the transactions or ongoing discussions or negotiations between parties.

•	The transactions between the companies are on terms and conditions no more favorable than what is to be expected of an arm's length transaction.

•
The relationship between the companies is transactional in nature and does not involve sensitive professional services such as legal or accounting services. The Company’s services to Enova International, Inc. are marketing execution and procurement services. Enova International, Inc. does not provide any services to the Company.

•	Amounts involved represent less than 0.9% of each company’s revenue in 2018.

After assessing the relationship, the Board concluded that such relationship was not material, would not interfere with Mr. Fisher’s ability to exercise independent judgment as a director and would not give rise to any undue influence. Therefore, the Board concluded that Mr. Fisher continues to be an independent director.

Certain Relationships And Related Party Transactions

In the ordinary course of our business, we have entered into transactions with our directors, officers and 5% or greater stockholders or companies in which they have a material interest. We entered into the transactions set forth below in 2018, which were approved by our Audit Committee. We believe that we executed these transactions on terms no less favorable to us than we could have obtained from unrelated third parties. Our Audit Committee is responsible for approving related party transactions, as defined in applicable rules promulgated by the SEC. Our Audit Committee operates under a written charter pursuant to which all related party transactions are reviewed for potential conflicts of interest situations. Such transactions must be approved by our Audit Committee.

Relationships with Arthur J. Gallagher & Co. and Enova International, Inc.

During 2018, the Company provided print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of our Board, is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The Company billed Arthur J. Gallagher & Co. $1.6 million for these services in 2018. The amount receivable from Arthur J. Gallagher & Co. was $0.3 million as of December 31, 2018. Additionally, Arthur J. Gallagher & Co. provided insurance brokerage and risk management services to the Company. Arthur J. Gallagher & Co. billed the Company $0.1 million for such services in 2018. See “Director Independence.”

The Company also provided marketing execution services to Enova International, Inc. during 2018. David Fisher, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of Enova International, Inc. and has a direct ownership interest in Enova International, Inc. The total amount billed for such marketing services during the year ended December 31, 2018 is $10.1 million. The amount receivable from Enova International, Inc. was $2.0 million as of December 31, 2018. See “Director Independence.”

Item 14.	Principal Accountant Fees and Services

For the fiscal years ended December 31, 2018 and 2017, Ernst & Young LLP, our independent registered public accounting firm, billed the approximate fees set forth below:

Fees	Fiscal Year Ended December 31, 2018	Fiscal Year Ended December 31, 2017
Audit Fees(1)	$3,554,700	$2,203,301
Audit-Related Fees(2)	—	2,800
Tax Fees	—	—
All Other Fees	—	—
Total	$3,554,700	$2,206,101

(1)
Audit fees include fees billed for professional services rendered for the integrated audit of our annual consolidated financial statements, the review of the interim consolidated financial statements included in our quarterly reports, and other related services that are normally provided in connection with statutory and regulatory filings. During 2018, we restated our consolidated financial statements for the fiscal years ended December 31, 2016 and 2017. $866,100 of the audit fees noted above for 2018 related to this restatement.

(2)
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

The Audit Committee has adopted certain policies and procedures regarding permitted audit and non-audit services and the annual pre-approval of such services. Each year, the Audit Committee will ratify the types of audit and non-audit services of which management may wish to avail itself, subject to pre-approval of specific services. Each year, management and the independent registered public accounting firm will jointly submit a pre-approval request, which will list each known and/or anticipated audit and non-audit services for the upcoming calendar year and which will include associated budgeted fees. The Audit Committee will review the requests and approve a list of annual pre-approved non-audit services. Any additional interim requests for additional non-audit services that were not contained in the annual pre-approval request will be approved during quarterly Audit Committee meetings.

All services provided by Ernst & Young LLP during the fiscal year ended December 31, 2018 were pre-approved by the Audit Committee.

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