Form 10-Q
period 2019-03-31
INNERWORKINGS INC
filed 2019-05-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

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

600 West Chicago Avenue, Suite 850
Chicago, Illinois 60654
Phone: (312) 642-3700
(Address, zip code and telephone number, including area code, of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	INWK	Nasdaq Global Market
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

As of May 6, 2019, the Registrant had 51,859,799 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Revenue	$267,239	$274,539
Cost of goods sold	206,043	208,472
Gross profit	61,196	66,067
Operating expenses:
Selling, general and administrative expenses	55,805	61,167
Depreciation and amortization	2,617	3,659
Restructuring charges	3,934	—
(Loss) income from operations	(1,160)	1,241
Other income (expense):
Interest income	98	62
Interest expense	(2,745)	(1,568)
Other, net	(740)	(846)
Total other expense	(3,387)	(2,352)
Loss before income taxes	(4,547)	(1,111)
Income tax (benefit) expense	(2,085)	573
Net loss	$(2,462)	$(1,684)

Basic loss per share	$(0.05)	$(0.03)
Diluted loss per share	$(0.05)	$(0.03)

Comprehensive (loss) income	$(1,715)	$1,680

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$25,851	$26,770
Accounts receivable, net of allowance for doubtful accounts of $5,227 and $4,880, respectively	184,359	193,253
Unbilled revenue	51,166	46,474
Inventories	46,927	56,001
Prepaid expenses	14,245	16,982
Other current assets	36,188	34,106
Total current assets	358,736	373,586
Property and equipment, net	35,952	82,933
Intangibles and other assets:
Goodwill	152,181	152,158
Intangible assets, net	9,301	9,828
Right of use assets	39,391	—
Deferred income taxes	1,073	1,195
Other non-current assets	3,486	2,976
Total intangibles and other assets	205,432	166,157
Total assets	$600,120	$622,676
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$149,813	$158,449
Accrued expenses	31,339	35,474
Deferred revenue	20,945	17,614
Revolving credit facility - current	138,923	142,736
Other current liabilities	31,493	26,231
Total current liabilities	372,513	380,504
Lease liabilities	35,044	—
Deferred income taxes	8,268	8,178
Other non-current liabilities	1,986	50,903
Total liabilities	417,811	439,585
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,534 and 64,495 shares issued, and 51,845 and 51,807 shares outstanding, respectively	6	6
Additional paid-in capital	240,734	239,960
Treasury stock at cost, 12,688 and 12,688 shares, respectively	(81,471)	(81,471)
Accumulated other comprehensive loss	(23,562)	(24,309)
Retained earnings	46,602	48,905
Total stockholders' equity	182,309	183,091
Total liabilities and stockholders' equity	$600,120	$622,676

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statement of Stockholders' Equity
(In thousands)
(Unaudited)

The following summarizes the changes in total equity for the three months ended March 31, 2018:

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(1,684)	(1,684)
Total other comprehensive income, net of tax						3,364		3,364
Comprehensive income								1,680
Issuance of common stock upon exercise of stock awards	28	—			48			48
Acquisition of treasury shares			932	(8,671)				(8,671)
Stock-based compensation expense					1,417			1,417
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance as of March 31, 2018	64,103	$6	10,952	$(64,544)	$236,664	$(15,865)	$123,393	$279,654

The following summarizes the changes in total equity for the three months ended March 31, 2019:

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	64,495	$6	12,688	$(81,471)	$239,960	$(24,309)	$48,905	$183,091
Net loss							(2,462)	(2,462)
Total other comprehensive income, net of tax						747		747
Comprehensive loss								(1,715)
Issuance of common stock upon exercise of stock awards	39	—			35			35
Stock-based compensation expense					739			739
Cumulative effect of change related to adoption of ASC 842							159	159
Balance as of March 31, 2019	64,534	$6	12,688	$(81,471)	$240,734	$(23,562)	$46,602	$182,309

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(2,462)	$(1,684)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,617	3,659
Stock-based compensation expense	739	1,417
Deferred income taxes	—	30
Bad debt provision	385	538
Implementation cost amortization	143	125
Other operating activities	102	52
Change in assets:
Accounts receivable and unbilled revenue	3,924	24,165
Inventories	9,149	2,131
Prepaid expenses and other assets	116	2,941
Change in liabilities:
Accounts payable	(8,351)	(20,922)
Accrued expenses and other liabilities	(870)	21,857
Net cash provided by operating activities	5,492	34,309

Cash flows from investing activities
Purchases of property and equipment	(3,345)	(2,874)
Net cash used in investing activities	(3,345)	(2,874)

Cash flows from financing activities
Net repayments of revolving credit facility	(3,800)	(9,023)
Net short-term secured borrowings (repayments)	1,256	(1,986)
Repurchases of common stock	—	(8,048)
Proceeds from exercise of stock options	63	7
Payment of debt issuance costs	(585)	—
Other financing activities	(29)	(67)
Net cash used in financing activities	(3,095)	(19,117)

Effect of exchange rate changes on cash and cash equivalents	29	594
(Decrease) increase in cash and cash equivalents	(919)	12,912
Cash and cash equivalents, beginning of period	26,770	30,562
Cash and cash equivalents, end of period	$25,851	$43,474

See accompanying notes to the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three month periods ended March 31, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019.

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

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with U.S. GAAP which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results may differ from those estimates.

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
Three Months Ended March 31, 2019

Argentinian Highly Inflationary Accounting

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian operations into U.S. dollars. As of March 31, 2019, the Company had a balance of net monetary assets denominated in ARS of approximately 43.7 million ARS, and the exchange rate was approximately 43.3 ARS per U.S. dollar.

During the three month period ended March 31, 2019, the Company recorded $0.04 million of unfavorable currency impacts recorded within Other income (expense). For the three months ended March 31, 2019, the Company had revenue and gross margin of $0.6 million and $0.1 million, respectively, at its Argentinian operations.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of January 1, 2019, using the modified retrospective approach, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

The Company elected to use the package of practical expedients, which permitted the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company elected to apply the short-term lease exception, which allows the Company to keep leases with terms of 12 months or less off the balance sheet. The Company also elected to combine lease and non-lease components as a single component for the Company's entire population of lease assets.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $39.4 million and $41.5 million, respectively, as of January 1, 2019. The $2.1 million difference in the lease liabilities and net lease assets represents the net ASC 840 lease liabilities at the effective date that were netted against the initial right-of-use-asset, which included: straight-line rent, prepaid rent, and lease incentives. The $0.2 million transition adjustment to retained earnings was comprised of $1.0 million of build-to-suit financing lease assets that were derecognized and recorded as operating leases in transition and $0.5 million of initial impairment to right-of-use-assets, which were partially offset by the related deferred tax effect of $0.3 million.

Adoption of ASU 2016-02 did not materially impact the Company's consolidated net earnings nor cash flows, and did not have a notable impact on the Company's liquidity or debt-covenant compliance under the Company's current agreements.

In the first quarter of 2019, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted.An election was not made to reclassify the income tax effects of the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings. The adoption of this ASU did not have a material impact on the Company's Consolidated Financial Statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

2. Revenue Recognition

Nature of Goods and Services

The Company primarily generates revenue from the procurement of marketing materials for customers. Service revenue, including creative, design, installation, warehousing and other services, has not been material to the Company’s overall revenue to date.

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

Contracts may include variable consideration (for example, customer incentives like rebates), and to the extent that variable consideration is not constrained, the Company includes the expected amount within the total transaction price and updates its assumptions over the duration of the contract. The constraint will generally not result in a reduction in the estimated transaction price.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

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

Contract Balances

Contract liabilities were $20.9 million and $17.6 million as of March 31, 2019 and December 31, 2018, respectively, and are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received or due in advance of our performance. The increase in the deferred revenue balance for the three months ended March 31, 2019 is primarily driven by cash payments received or due in advance of satisfying our performance obligations as well as the recognition of a contract liability for projects where we have a right to payment (approximately $11.7 million), offset by $8.4 million of revenue recognized from the deferred revenue balance from December 31, 2018. There were no contract assets as of March 31, 2019 or December 31, 2018.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2019. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company during the quarters ended March 31, 2019 and 2018 were required to be capitalized. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Costs to Fulfill a Customer Contract

The Company capitalizes certain setup costs related to new customers as fulfillment costs. The closing balance at March 31, 2019 and December 31, 2018 was $1.2 million and $1.2 million, respectively. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. In the three months ended March 31, 2019 and 2018, the amount of amortization was $0.1 million and $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized in either period presented.

3. Leases

The Company leases office space, warehouses, automobiles, and equipment. These leases are recorded as right-of-use assets and lease liabilities for leases with terms greater than 12 months. The Company’s leases generally have terms of 1-10 years, with certain leases including renewal options to extend the leases for additional periods at the Company’s discretion. Generally, the lease term is the minimum of the noncancelable period of the lease, as the Company is not reasonably certain to exercise renewal options.

Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred. Tenant allowances used to fund leasehold improvements are recognized when earned and reduce the right-of-use asset related to the lease. These are amortized through the right-of-use asset as reductions of expense over the lease term.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

Operating lease assets and liabilities are recognized at the lease commencement date. Operating lease liabilities represent the present value of lease payments not yet paid. Operating lease assets represent the right to use an underlying asset and are based upon the operating lease liabilities adjusted for prepayments or accrued lease payments, initial direct costs, lease incentives, and impairment of operating lease assets. To determine the present value of lease payments not yet paid, the Company estimates incremental secured borrowing rates corresponding to the maturities of the leases. The Company estimates this rate based on prevailing financial market conditions as rates are not implicitly stated in most leases. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leased assets are presented net of accumulated amortization. Variable lease payment amounts that cannot be determined at the commencement of the lease, such as increases in lease payments based on changes in index rates or usage, are not included in the ROU assets or liabilities; instead, these are expensed as incurred and recorded as variable lease expense.

Adoption of Topic 842 resulted in the recording net lease assets and lease liabilities of approximately $39.4 million and $41.5 million, respectively. The current portion of the lease liabilities are recorded within other current liabilities on the condensed consolidated balance sheet. The $2.1 million difference in the lease liabilities and net lease assets represents the net ASC 840 lease liabilities at the effective date that were netted against the initial right-of-use-asset, which included: straight-line rent, prepaid rent, and lease incentives. The $0.2 million transition adjustment to retained earnings was comprised of $1.0 million of build-to-suit financing lease assets that were derecognized and recorded as operating leases in transition and $0.5 million of initial impairment to right-of-use-assets, which were partially offset by the related deferred tax effect of $0.3 million.

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Operating leases:
Right of use assets	$39,382

Finance leases:
Right of use assets:
Right of use asset, cost	$19
Accumulated amortization	(10)
Right of use asset, net	$9

Total ending right of use asset - net:	39,391

Lease liabilities:
Current
Operating	$6,343
Finance	78
Non-current
Operating	$34,844
Finance	200
Total lease liabilities	$41,465

The components of lease cost were as follows:

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

(in thousands)	March 31, 2019
Operating lease cost	$2,426
Variable lease cost	289
Short-term lease cost	602
Finance lease cost:
Amortization of right-of-use assets	1
Interest on lease liabilities	8
Total financing lease cost	$9
Sublease income	—
Total lease cost	$3,326

Average lease terms and discount rates were as follows:

March 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.07
Financing leases	3.42
Weighted-average discount rate
Operating leases	0.06
Financing leases	0.13

Supplemental cash flow information related to leases was as follows (in thousands):

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,390
Operating cash flows from operating leases	26
Total	$2,416

The aggregate future lease payments for operating and finance leases as of March 31, 2019 are as follows (in thousands):

	Operating	Finance
Remaining 2019	$6,205	$79
2020	8,915	105
2021	8,776	105
2022	7,511	50
2023	6,041	10
Thereafter	12,334	—
Total lease payments	$49,782	$349
Less: Interest	(8,595)	(71)
Present value of lease liabilities	$41,187	$278

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

Operating
2019	$6,383
2020	5,017
2021	4,422
2022	3,245
2023	2,068
Thereafter	1,966
Total lease payments	$23,101

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of March 31, 2019 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2018	$152,158	$—	$—	$152,158
Foreign exchange impact	23	—	—	23
Goodwill as of March 31, 2019	$152,181	$—	$—	$152,181

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

The fair value estimates used in the goodwill impairment analysis require significant judgment. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenue and operating margins and assumptions about the overall economic climate and the competitive environment for the business.

The Company most recently impaired a portion of its goodwill in the North America reportable segment as of December 31, 2018, as outlined below. The Company further considered indicators for impairment at March 31, 2019 given the significant level of goodwill remaining in the reportable segment as well as the recent impairment test. The fair value determination of the reporting unit primarily relies on management judgments around timing of generating revenues from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway (see Note 6). If assumptions surrounding either of these factors change, then a future impairment charge may occur.

2018 Goodwill Impairment Charges

During the quarter ended September 30, 2018, the Company changed its segments and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill. The Company determined an enterprise value for its North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. The Company further compared the enterprise value of each reporting unit to their respective carrying value. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values and resulted in $20.8 million and $7.1 million goodwill impairment charges, respectively.

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
Three Months Ended March 31, 2019

benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

Prior to this 2018 activity, the Company previously recorded gross and accumulated impairment losses of $75.4 million resulting from prior period goodwill impairment tests.

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018	Weighted Average Life
Customer lists	$73,627	$73,792	14.4
Non-competition agreements	956	950	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,150	77,309
Less accumulated amortization and impairment	(67,849)	(67,481)
Intangible assets, net	$9,301	$9,828

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s condensed consolidated statement of comprehensive (loss) income. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names, and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names, and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.

Amortization expense related to these intangible assets was $0.5 million and $1.2 million for the three months ended March 31, 2019 and 2018, respectively. The Company's customer lists had accumulated amortization and impairment of $64.9 million and $64.5 million as of March 31, 2019 and December 31, 2018, respectively. The Company's trade names had accumulated amortization and impairment of $2.0 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively. The Company's patents and non-competition agreements were fully amortized as of March 31, 2019 and December 31, 2018, respectively.

The estimated amortization expense for the remainder of 2019 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2019	$1,593
2020	2,021
2021	1,783
2022	1,407
2023	962
2024	745
Thereafter	790
$9,301

2018 Intangible and Long-Lived Asset Impairment

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The Company's intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets. As a result, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists, which is included in the accumulated amortization balance above. Of the total charge, $0.6 million related to the LATAM reportable segment, and $13.2 million related to the EMEA reportable segment. During the third quarter of 2018, the Company also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA reportable segment.

6. Restructuring Activities

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. In connection with these actions, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million and $10.0 million for lease and contract terminations and other associated costs. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

For the three months ended March 31, 2019, the Company recognized $3.9 million in restructuring charges.

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2019 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2018	$358	$286	$705	$1,349
Charges	698	658	2,578	3,934
Cash payments	(747)	(673)	(2,147)	(3,567)
Non-cash settlements/adjustments	(24)	(207)	—	(231)
Balance at March 31, 2019	$285	$64	$1,136	$1,485

During the three months ended March 31, 2019, the Company recorded the following restructuring costs within loss from operations and loss before income taxes (in thousands):

	North America	EMEA	LATAM	Other	Total
Restructuring charges	$192	$1,079	$35	$2,628	$3,934

2015 Restructuring Plan

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2017. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

contract terminations and other associated costs. The charges were all incurred by the end of 2017 with the final payouts of the charges expected to occur in 2019. As required by law, the Company consulted with each of the affected countries’ local Works Councils throughout the plan.

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2019 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2018	$486	$—	$—	$486
Cash payments	—	—	—	—
Balance as of March 31, 2019	$486	$—	$—	$486

7. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2019 results, including but not limited to, the creation of a new minimum tax called the base erosion anti-abuse tax ("BEAT"); a new provision that taxes U.S. allocated expenses (e.g., interest and general administrative expenses) and currently taxes certain income greater than 10% return on assets from foreign operations called Global Intangible Low-Tax Income (“GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation and benefits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 45.9% and (51.6)% for the three months ended March 31, 2019 and 2018, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. There were no material valuation adjustments for the three months ended March 31, 2019 and 2018. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

8. Loss Per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted (loss) earnings per share is calculated by dividing net loss by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period.

There were no dilutive effects during the three months ended March 31, 2019 and 2018 as a result of a net loss incurred in each period. The number of antidilutive securities excluded from the computation of diluted earnings per share amounts was not material.The computations of basic and diluted loss per share for the three months ended March 31, 2019 and 2018 are as follows (in thousands, except per share amounts):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

	Three Months Ended March 31,
	2019	2018

Numerator:
Net loss	$(2,462)	$(1,684)

Denominator:
Weighted-average shares outstanding – basic	51,830	53,716
Effect of dilutive securities:
Employee stock options and restricted common shares	—	—
Weighted-average shares outstanding – diluted	51,830	53,716

Basic loss per share	$(0.05)	$(0.03)
Diluted loss earnings per share	$(0.05)	$(0.03)

9. Accumulated Other Comprehensive Loss

The table below presents changes in the components of accumulated other comprehensive loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
	Foreign currency translation adjustments	Foreign currency translation adjustments
Balance, beginning of period	$(24,309)	$(19,229)
Other comprehensive income before reclassifications, net	747	3,364
Net current-period other comprehensive income	747	3,364
Balance, end of period	$(23,562)	$(15,865)

10. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President, and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended March 31, 2019 and 2018 was $0.5 million and $0.3 million, respectively. The amounts receivable from Arthur J. Gallagher & Co. were $0.4 million and $0.3 million as of March 31, 2019 and December 31, 2018, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three months ended March 31, 2019 and 2018 was $2.7 million and $1.8 million, respectively. The amounts receivable from Enova were $2.2 million and $2.0 million as of March 31, 2019 and December 31, 2018, respectively.

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
Three Months Ended March 31, 2019

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

The book value of the debt under the Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019 and further discussed in Note 13, is considered to approximate its fair value as of March 31, 2019 as the interest rates are considered in line with current market rates.

12. Commitments and Contingencies

Legal Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014, the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015, the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €37.6 million (approximately $37.6 million at the time) and the Company has determined that none of this amount was earned and payable.

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

In May 2018, shortly following the Company’s announcement of its intention to restate certain historical financial statements, a putative securities class action complaint was filed against the Company and certain of its current and former officers and directors.  The action, Errol Brown, et al., v. InnerWorkings, Inc., et al., was brought in the United States District Court for the Central District of California.  The complaint alleges claims pursuant to Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Allegations in the complaint include that the Company and its current and former officers and directors made untrue statements or omissions of material fact by issuing inaccurate financial statements for the fiscal years ending December 31, 2015, 2016, and 2017, as well as all interim periods. On July 27, 2018, the Court appointed a lead plaintiff and lead counsel for the case.  Plaintiff’s counsel filed an amended complaint on September 25, 2018. On March 27, 2019, the Court granted the Company’s motion to dismiss the amended complaint, and on April 16, 2019 the plaintiff’s action was dismissed.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

13. Revolving Credit Facilities and Going Concern

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

The most recent amendment (i) modified the definition of the term “Consolidated EBITDA” as used in the covenant calculations, (ii) increased the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019 and (iii) decreased the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019, respectively.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018, and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ending March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. We were in compliance with all debt covenants as of March 31, 2019.

The revised covenants only affected the fourth quarter of 2018 and the first quarter of 2019. The Company concluded that without any additional changes, it would likely exceed the maximum leverage ratio covenant and/or not meet the minimum interest coverage ratio beyond the revised period, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance is presented as a current liability as of March 31, 2019 based on the guidance in ASC 470, Debt.

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

At March 31, 2019, the Company had $11.2 million of unused availability under the Credit Agreement and $1.5 million of letters of credit which have not been drawn upon. The amount outstanding under the Company's' revolving credit facility was $138.9 million and $142.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company had unamortized deferred financing fees associated with the Credit Facility of $1.1 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

use of funds for working capital purposes as well as customary representations and warranties made by the Company. At March 31, 2019, the Company had $4.5 million of unused availability under the Facility.

14. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. As of March 31, 2019, $10.6 million remained available for repurchase under this plan through May 31, 2019.

During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock under this program. During the three months ended March 31, 2018, the Company repurchased 0.9 million shares of its common stock for $8.7 million in the aggregate at an average cost of $9.31 per share. Of this amount, $7.9 million was paid for as of March 31, 2018, with the remaining, paid in April 2018, accrued within other current liabilities in the condensed consolidated balance sheet as of March 31, 2018. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

Management evaluates the performance of its operating segments based on revenues and Adjusted EBITDA, which is a non-GAAP financial measure. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 1. Adjusted EBITDA represents income from operations excluding depreciation and amortization, stock-based compensation expense, goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related expenses, business development realignment, obsolete retail inventory writeoff, professional fees related to ASC 606 implementation, executive search expenses, restatement of prior period financial statements, and other expenses related to investment in operational and financial process improvements. Management does not evaluate the performance of its operating segments using asset measures.

The table below presents financial information for the Company’s reportable segments and Other for the three month periods noted (in thousands):

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

	North America	EMEA	LATAM	Other	Total
Three Months Ended March 31, 2019:
Revenue from third parties	$188,301	$60,180	$18,758	$—	$267,239
Revenue from other segments	563	1,647	2	(2,212)	—
Total revenue	188,864	61,827	18,760	(2,212)	267,239
Adjusted EBITDA(1)	15,451	2,527	265	(11,668)	6,575

Three Months Ended March 31, 2018:
Revenue from third parties	$189,277	$64,168	$21,094	$—	$274,539
Revenue from other segments	1,420	2,650	126	(4,196)	—
Total revenue	190,697	66,818	21,220	(4,196)	274,539
Adjusted EBITDA(1)	17,216	1,505	587	(11,958)	7,350

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, restructuring charges, professional fees related to ASC 606 implementation, executive search costs and restatement-related professional fees is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three Months Ended March 31, 2019

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to loss before income taxes (in thousands):

	Three Months Ended March 31,
	2019	2018

Adjusted EBITDA	6,575	7,350
Depreciation and amortization	(2,617)	(3,659)
Stock-based compensation expense	(739)	(1,417)
Restructuring charges	(3,934)	—
Restatement-related professional fees	(365)	—
Executive search fees	(80)	—
Professional fees related to ASC 606 implementation	—	(1,033)
(Loss) income from operations	(1,160)	1,241
Interest income	98	62
Interest expense	(2,745)	(1,568)
Other, net	(740)	(846)
(Loss) before income taxes	$(4,547)	$(1,111)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors which could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

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

As of March 31, 2019, we had approximately 2,100 employees and independent contractors in more than 27 countries. We organize our operations into three operating segments based on geographic regions: North America, EMEA and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia, and the LATAM segment includes operations in Mexico, Central America, and South America. In 2018, we generated global revenue from third parties of $777.4 million in the North America segment, $261.0 million in the EMEA segment, and $83.2 million in the LATAM segment.

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

Comparison of three months ended March 31, 2019 and 2018

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total

North America	$188,301	70.5%	$189,277	68.9%
EMEA	60,180	22.5	64,168	23.4
LATAM	18,758	7.0	21,094	7.7
Revenue from third parties	$267,239	100.0%	$274,539	100.0%

North America

North America revenue decreased by $1.0 million, or 0.5%, from $189.3 million during the three months ended March 31, 2018 to $188.3 million during the three months ended March 31, 2019. This decrease in revenue relates primarily to certain of the Company’s middle market customers, partially offset by growth from new and existing enterprise clients.

EMEA

EMEA revenue decreased by $4.0 million, or 6.2%, from $64.2 million during the three months ended March 31, 2018 to $60.2 million during the three months ended March 31, 2019. This decrease in revenue is driven primarily by foreign currency impacts.

LATAM

LATAM revenue decreased by $2.3 million, or 11.1%, from $21.1 million during the three months ended March 31, 2018 to $18.8 million during the three months ended March 31, 2019. This decrease in revenue is driven primarily by foreign currency impacts.

Cost of goods sold

Our cost of goods sold decreased by $2.4 million, or 1.2%, from $208.5 million during the three months ended March 31, 2018 to $206.0 million during the three months ended March 31, 2019. Our cost of goods sold as a percentage of revenue was 77.1% and 75.9% during the three months ended March 31, 2019 and 2018, respectively.

Gross profit margin

Our gross profit margin was 22.9% and 24.1% during the three months ended March 31, 2019 and 2018, respectively. This decrease was primarily driven by client mix of revenue as well as writeoffs related to two client accounts we are exiting in North America.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $5.4 million, or 8.8%, from $61.2 million during the three months ended March 31, 2018 to $55.8 million during the three months ended March 31, 2019. This decrease was primarily driven by a decrease in certain employee compensation and incentive expenses. As a percentage of gross profit, selling, general, and administrative expenses also decreased to 91.2% for the three months ended March 31, 2019 compared to 92.6% for the three months ended March 31, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.0 million, or 28.5%, from $3.7 million during the three months ended March 31, 2018 to $2.6 million during the three months ended March 31, 2019. The decrease in depreciation and amortization was primarily driven by lower capital expenditures as well as fewer intangible assets due to the impairment charges in 2018.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. In connection with these actions, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million and $10.0 million for lease and contract terminations and other associated costs. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021. For the three months ended March 31, 2019, we recognized $3.9 million in restructuring charges.

(Loss) income from operations

(Loss) income from operations decreased by $2.4 million from income from operations of $1.2 million during the three months ended March 31, 2018 to a loss from operations of $1.2 million during the three months ended March 31, 2019. As a percentage of revenue, (loss) income from operations was (0.4)% and 0.5% during the three months ended March 31, 2019 and 2018, respectively. As a percentage of gross profit, (loss) income from operations was (1.9)% and 1.9% during the three months ended March 31, 2019 and 2018, respectively. This decrease is primarily attributable to restructuring charges and decreased gross profit partially offset by the decrease in selling, general, and administrative expenses discussed above.

Other expense

Other expense increased by $1.0 million from $2.4 million for the three months ended March 31, 2018 to $3.4 million during the three months ended March 31, 2019. This increase in expense was primarily driven by an increase in interest expense.

Income tax (benefit) expense

Income tax (benefit) expense decreased by $2.7 million from an expense of $0.6 million during the three months ended March 31, 2018 to a benefit of $2.1 million during the three months ended March 31, 2019. Our effective tax rate was 45.9% and (51.6)% for the three months ended March 31, 2019 and 2018, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options.

 Net loss

Net loss increased by $0.8 million, or 46.2%, from net loss of $1.7 million during the three months ended March 31, 2018 to a $2.5 million net loss during the three months ended March 31, 2019. Net loss as a percentage of revenue was (0.9)% and (0.6)% during the three months ended March 31, 2019 and 2018, respectively. Net loss as a percentage of gross profit was (4.0)% and (2.5)% during the three months ended March 31, 2019 and 2018, respectively. This increase is primarily attributable to the decrease in income from operations and the increase in other expense, both of which are discussed above.

Diluted loss per share

	Three Months Ended March 31,
	2019	2018
(in thousands, except per share data)
Net loss	$(2,462)	$(1,684)
Denominator for dilutive loss per share	51,830	53,716
Diluted loss per share	$(0.05)	$(0.03)

Diluted loss per share increased by $0.02 from $0.03 per share during the three months ended March 31, 2018 to $0.05 per share during the three months ended March 31, 2019.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, restructuring charges, professional fees related to ASC 606 implementation, executive search expenses and restatement-related professional fees itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended March 31,
	2019	% of Total	2018	% of Total

North America	$15,451	235.0%	$17,216	234.2%
EMEA	2,527	38.4	1,505	20.5
LATAM	265	4.0	587	8.0
Other(1)	(11,668)	(177.4)	(11,958)	(162.7)
Adjusted EBITDA	$6,575	100.0%	$7,350	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended March 31, 2019 and 2018. Adjusted EBITDA decreased by $0.8 million, or 10.5%, from $7.4 million during the three months ended March 31, 2018 to $6.6 million during the three months ended March 31, 2019. North America Adjusted EBITDA decreased by $1.8 million, or 10.3%, from $17.2 million during the three months ended March 31, 2018 to $15.5 million during the three months ended March 31, 2019 mainly from lower revenue and writeoffs related to two client accounts we are exiting. EMEA Adjusted EBITDA increased by $1.0 million, or 67.9%, from $1.5 million during the three months ended March 31, 2018 to $2.5 million during the three months ended March 31, 2019 due to an increase in gross profit from a more favorable client mix. LATAM Adjusted EBITDA decreased by $0.3 million, or 54.9%, from $0.6 million during the three months ended March 31, 2018 to $0.3 million during the three months ended March 31, 2019 due to foreign currency impacts. Other Adjusted EBITDA increased by $0.3 million, or 2.4%, from a loss of $12.0 million during the three months ended March 31, 2018 to a loss of $11.7 million during the three months ended March 31, 2019 primarily due to reduced employee compensation and incentive expenses.

The table below provides a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2019	2018

Net loss	$(2,462)	$(1,684)
Income tax (benefit) expense	(2,085)	573
Interest income	(98)	(62)
Interest expense	2,745	1,568
Other, net	740	846
Depreciation and amortization	2,617	3,659
Stock-based compensation expense	739	1,417
Restructuring charges	3,934	—
Professional fees related to ASC 606 implementation	—	1,033
Executive search fees	80	—
Restatement-related professional fees	365	—
Non-GAAP Adjusted EBITDA	$6,575	$7,350

Adjusted Diluted Earnings (Loss) Per Share

Adjusted diluted earnings (loss) per share, which represents net (loss) income, with the addition of restructuring charges, professional fees related to ASC 606 implementation, executive search expenses and restatement-related professional fees divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018

Net loss	$(2,462)	$(1,684)
Restructuring charges, net of tax	3,030	—
Restatement-related professional fees, net of tax	272	—
Executive search fees, net of tax	60	—
Professional fees related to ASC 606 implementation, net of tax	—	760
Adjusted net income (loss)	$900	$(924)
Weighted-average shares outstanding, diluted	51,895	53,716
Non-GAAP diluted earnings (loss) per share	$0.02	$(0.02)

Comparison of three months ended March 31, 2019 and 2018. Adjusted diluted earnings (loss) per share increased by $0.04 from $(0.02) during the three months ended March 31, 2018 to $0.02 during the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2019, we had $25.9 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the three months ended March 31, 2019 was $5.5 million and consisted of a net (loss) of $(2.5) million, offset by $4.0 million of non-cash items and by $4.0 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of an decrease in accounts payable of $8.4 million and a decrease in accrued expenses and other liabilities of $0.9 million, all of which were offset by a decrease in accounts receivable and unbilled revenue of $3.9 million, a decrease in inventories of $9.1 million, and a decrease in prepaid expenses and other assets of $0.1 million.

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

Investing Activities. Cash used in investing activities for the three months ended March 31, 2019 of $3.3 million was entirely attributable to capital expenditures.

Cash used in investing activities for the three months ended March 31, 2018 of $2.9 million was entirely attributable to capital expenditures.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2019 of $3.1 million was primarily attributable to net repayments under the revolving credit facility of $3.8 million and $0.6 million of payments for debt issuance costs, partially offset by $1.3 million in net short-term secured borrowings.

Cash used in financing activities for the three months ended March 31, 2018 of $19.1 million was primarily attributable to net repayments under the revolving credit facility of $9.0 million, repurchases of common stock of $8.0 million and $2.0 million in net short-term secured repayments.

Share Repurchase Program

On February 12, 2015, we announced that our Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. As of March 31, 2019, $10.6 million remained available for repurchase under this plan through May 31, 2019.

During the three months ended March 31, 2019, the Company did not repurchase any shares of its common stock under this program. During the three months ended March 31, 2018, the Company repurchased 0.9 million shares of its common stock for $8.7 million in the aggregate at an average cost of $9.31 per share. Of this amount, $7.9 million was paid for as of March 31, 2018, with the remaining, paid in April 2018, accrued within other current liabilities in the condensed consolidated balance sheet as of March 31, 2018. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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

The most recent amendment (i) modified the definition of the term “Consolidated EBITDA” as used in the covenant calculations, (ii) increased the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019 and (iii) decreased the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019, respectively.

The terms of the Credit Agreement include various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018, and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ending March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ending June 30, 2019 and each period thereafter. We were in compliance with all debt covenants as of March 31, 2019.

The revised covenants only affected the fourth quarter of 2018 and the first quarter of 2019. The Company concluded that without any additional changes, it would likely exceed the maximum leverage ratio covenant and/or not meet the minimum interest coverage ratio beyond the revised period, in which case the lenders would have the ability to demand repayment of the outstanding debt at such time. Accordingly, the outstanding balance is presented as a current liability as of March 31, 2019 based on the guidance in ASC 470, Debt.

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

At March 31, 2019, the Company had $11.2 million of unused availability under the Credit Agreement and $1.5 million of letters of credit which have not been drawn upon. The amount outstanding under the Company's' revolving credit facility was $138.9 million and $142.7 million as of March 31, 2019 and December 31, 2018, respectively. The Company had unamortized deferred financing fees associated with the Credit Facility of $1.1 million and $0.7 million as of March 31, 2019 and December 31, 2018, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At March 31, 2019, the Company had $4.5 million of unused availability under the Facility.

We earn a significant amount of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $24.7 million and $23.7 million of foreign cash and cash equivalents as of March 31, 2019 and December 31, 2018, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, under the caption “Contractual Obligations.”

Critical Accounting Policies and Estimates

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of January 1, 2019, using the modified retrospective approach, which allows the Company to apply Accounting Standards Codification (“ASC”) 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

The Company elected to use the package of practical expedients, which permitted the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company elected to apply the short-term lease exception, which allows the Company to keep leases with terms of 12 months or less off the balance sheet. The Company also elected to combine lease and non-lease components as a single component for the Company's entire population of lease assets.

As of March 31, 2019, except for the new critical accounting policy for Leases described above, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Additional Information

We make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, other reports and information filed with the SEC and amendments to those reports available, free of charge, through our Internet website (http://www.inwk.com) as soon as reasonably practical after we electronically file or furnish such materials to the SEC. In addition, the SEC maintains an Internet website (http://www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of March 31, 2019 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian nuevo sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the three months ended March 31, 2019, we derived approximately 29.5% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2019.

Material Weaknesses and Related Remediation Efforts

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K (the "Form 10-K"), as of December 31, 2018, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2018, because of the material weaknesses described therein related to revenue recognition and commissions expense, which were initially reported on Item 9A of our Form 10-K for the year ended December 31, 2017 and have not yet been fully remediated.

Material Weaknesses

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 12 to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

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

On May 4, 2017, the Board of Directors authorized authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of its common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

The Company did not make any repurchases of its common stock during the three months ended March 31, 2019.

The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2019 (in thousands, except per share amounts).

Period	Number of Shares Purchased(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
1/1/19-1/31/19	0.2	$4.51	—	2,319
2/1/19-2/28/19	5.7	4.71	—	2,195
3/1/19-3/31/19	0.3	3.77	—	2,941
Total	6.2	$4.33	—

(1)
The share repurchase plan authorized by our Board of Directors allows repurchases of up to $50 million of our common stock of which $10.6 million remained available for repurchase under this plan through May 31, 2019. The maximum number of shares that may yet be repurchased under the plan is estimated using the closing share price on the last day of each period presented.

(2)	Includes 6,194 shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1
Transition Agreement between InnerWorkings, Inc. and Charles Hodgkins, dated January 3, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 4, 2019).

10.2
Eighth Amendment to Credit Agreement, dated as of March 15, 2019, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.28 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018).

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

INNERWORKINGS, INC.

Date: May 9, 2019	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: May 9, 2019	By:	/s/ Donald W. Pearson
Donald W. Pearson
Chief Financial Officer