Form 10-Q
period 2019-06-30
INNERWORKINGS INC
filed 2019-08-09
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

203 North LaSalle Street, Suite 1800
Chicago, Illinois 60601
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

As of August 8, 2019, the Registrant had 51,941,478 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(in thousands, except per share data)
Revenue	$284,053	$281,967	$551,291	$556,506
Cost of goods sold	214,986	217,096	421,029	425,568
Gross profit	69,067	64,871	130,262	130,938
Operating expenses:
Selling, general and administrative expenses	58,661	59,002	114,466	120,169
Depreciation and amortization	3,233	3,514	5,849	7,173
Restructuring charges	3,698	—	7,632	—
Income from operations	3,475	2,355	2,315	3,596
Other income (expense):
Interest income	104	54	202	115
Interest expense	(2,486)	(1,517)	(5,232)	(3,085)
Other income (expense), net	279	(588)	(460)	(1,433)
Total other expense	(2,103)	(2,051)	(5,490)	(4,403)
Income (loss) before income taxes	1,372	304	(3,175)	(807)
Income tax expense	2,541	603	456	1,176
Net loss	$(1,169)	$(299)	$(3,631)	$(1,983)

Basic loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)
Diluted loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

Comprehensive loss	$(916)	$(5,906)	$(2,631)	$(4,226)

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

(in thousands, except per share data)	June 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$33,999	$26,770
Accounts receivable, net of allowance for doubtful accounts of $3,697 and $4,880, respectively	188,687	193,253
Unbilled revenue	60,911	46,474
Inventories	51,553	56,001
Prepaid expenses	15,132	16,982
Other current assets	28,707	34,106
Total current assets	378,989	373,586
Property and equipment, net	36,466	82,933
Intangibles and other assets:
Goodwill	152,203	152,158
Intangible assets, net	8,774	9,828
Right of use assets, net	50,460	—
Deferred income taxes	1,091	1,195
Other non-current assets	3,613	2,976
Total intangibles and other assets	216,141	166,157
Total assets	$631,596	$622,676
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$140,492	$158,449
Accrued expenses	37,446	35,474
Deferred revenue	21,532	17,614
Revolving credit facility - current	157,675	142,736
Other current liabilities	34,877	26,231
Total current liabilities	392,022	380,504
Lease liabilities	46,615	—
Deferred income taxes	8,295	8,178
Other non-current liabilities	1,995	50,903
Total liabilities	448,927	439,585
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,629, and 64,495 shares issued, and 51,941 and 51,807 shares outstanding, respectively	6	6
Additional paid-in capital	242,010	239,960
Treasury stock at cost, 12,688 and 12,688 shares, respectively	(81,471)	(81,471)
Accumulated other comprehensive loss	(23,309)	(24,309)
Retained earnings	45,433	48,905
Total stockholders' equity	182,669	183,091
Total liabilities and stockholders' equity	$631,596	$622,676

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of April 1, 2019	64,534	$6	12,688	$(81,471)	$240,734	$(23,562)	$46,602	$182,309
Net loss							(1,169)	(1,169)
Total other comprehensive income - foreign currency translation adjustments						253		253
Comprehensive loss								(916)
Issuance of common stock upon exercise of stock awards, net of withheld shares	95				(126)			(126)
Stock-based compensation expense					1,402			1,402
Cumulative effect of change related to adoption of ASC 842								—
Balance as of June 30, 2019	64,629	$6	12,688	$(81,471)	$242,010	$(23,309)	$45,433	$182,669

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	64,495	$6	12,688	$(81,471)	$239,960	$(24,309)	$48,905	$183,091
Net loss							(3,631)	(3,631)
Total other comprehensive income - foreign currency translation adjustments						1,000		1,000
Comprehensive loss								(2,631)
Issuance of common stock upon exercise of stock awards, net of withheld shares	134				(91)			(91)
Stock-based compensation expense					2,141			2,141
Cumulative effect of change related to adoption of ASC 842							159	159
Balance as of June 30, 2019	64,629	$6	12,688	$(81,471)	$242,010	$(23,309)	$45,433	$182,669

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity - (continued)
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of April 1, 2018	64,103	$6	10,952	$(64,544)	$236,664	$(15,865)	$123,393	$279,654
Net loss							(299)	(299)
Total other comprehensive loss - foreign currency translation adjustments						(5,607)		(5,607)
Comprehensive loss								(5,906)
Issuance of common stock upon exercise of stock awards, net of withheld shares	269				(436)			(436)
Acquisition of treasury shares			1,736	(16,927)				(16,927)
Stock-based compensation expense					1,406			1,406
Cumulative effect of change related to adoption of ASC 606								—
Cumulative effect of change related to adoption of ASU 2016-16								—
Balance as of June 30, 2018	64,372	$6	12,688	$(81,471)	$237,634	$(21,472)	$123,094	$257,791

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(1,983)	(1,983)
Total other comprehensive loss - foreign currency translation adjustments						(2,243)		(2,243)
Comprehensive loss								(4,226)
Issuance of common stock upon exercise of stock awards, net of withheld shares	297				(388)			(388)
Acquisition of treasury shares			2,668	(25,598)				(25,598)
Stock-based compensation expense					2,823			2,823
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance as of June 30, 2018	64,372	$6	12,688	$(81,471)	$237,634	$(21,472)	$123,094	$257,791

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
(in thousands)
Cash flows from operating activities
Net loss	$(3,631)	$(1,983)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	5,849	7,173
Stock-based compensation expense	2,141	2,823
Bad debt provision	689	630
Implementation cost amortization	213	263
Other operating activities	224	(154)
Change in assets:
Accounts receivable and unbilled revenue	(10,225)	21,643
Inventories	4,488	(87)
Prepaid expenses and other assets	(4,318)	9,424
Change in liabilities:
Accounts payable	(17,670)	(18,735)
Accrued expenses and other liabilities	23,529	1,643
Net cash (used in) provided by operating activities	1,289	22,640

Cash flows from investing activities
Purchases of property and equipment	(6,881)	(5,490)
Net cash used in investing activities	(6,881)	(5,490)

Cash flows from financing activities
Net borrowings from revolving credit facility	14,908	8,629
Net short-term secured repayments	(833)	(578)
Repurchases of common stock	—	(25,689)
Proceeds from exercise of stock options	63	284
Payment of debt issuance costs	(935)	—
Other financing activities	(156)	(695)
Net cash provided by (used in) financing activities	13,047	(18,049)

Effect of exchange rate changes on cash and cash equivalents	(226)	(1,397)
Increase (Decrease) in cash and cash equivalents	7,229	(2,296)
Cash and cash equivalents, beginning of period	26,770	30,562
Cash and cash equivalents, end of period	$33,999	$28,266

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

1. Summary of Significant Accounting Policies

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (“SEC”) and accounting principles generally accepted in the United States (“GAAP”) for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019.

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

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results may differ from those estimates.

Foreign Currency Translation

The Company determines the functional currency for its parent company and each of its subsidiaries by reviewing the currencies in which their respective operating activities occur. Assets and liabilities where the functional currency differs from the reporting currency, these amounts are translated into U.S. currency at the rates of exchange at the balance sheet date. Income and expense items are translated at average monthly rates of exchange. The resulting translation adjustments are included in accumulated other comprehensive loss, a separate component of stockholders’ equity. Transaction gains and losses arising from activities in other than the applicable functional currency are calculated using average exchange rates for the applicable period and reported in net income as a non-operating item in each period. Non-monetary balance sheet items denominated in a currency other than the applicable functional currency are translated using the historical rate.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

Argentinian Highly Inflationary Accounting

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian operations into U.S. dollars. As of June 30, 2019, the Company had a balance of net monetary assets denominated in ARS of approximately 75.4 million ARS, and the exchange rate was approximately 42.6 ARS per U.S. dollar.

During the three and six months ended June 30, 2019, the Company recorded $0.2 million and $0.1 million, respectively, of favorable currency impacts within Other income (expense). For the three and six months ended June 30, 2019, the Company's Argentinian operations generated revenue of $1.1 million and $1.7 million and gross margin of $0.1 million and $0.2 million, respectively.

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

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of January 1, 2019, using the modified retrospective approach, which allows the Company to apply ASC 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

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
Three and Six Months Ended June 30, 2019

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

In the first quarter of 2019, the FASB issued ASU No. 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which amends ASC 220, Income Statement - Reporting Comprehensive Income. This ASU allows a reclassification from accumulated OCI to retained earnings for stranded tax effects resulting from tax reform. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. An election was not made to reclassify the income tax effects of the Tax Cuts and Jobs Act (“Tax Reform Act”) from accumulated other comprehensive income to retained earnings. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

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
Three and Six Months Ended June 30, 2019

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

Some service revenue may be recognized over time, but the difference between recognizing that revenue over time versus at a point in time when the service is completed and accepted by the customer is not material to the Company’s overall revenue to date.

Costs to Fulfill Customer Contracts and Contract Liabilities

The Company capitalizes certain setup costs related to new customers as fulfillment costs. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. For the three and six months ended June 30, 2019, the amount of amortization was $0.1 million and $0.2 million, respectively, and there was no impairment loss in relation to the capitalized costs in either period presented.

Contract liabilities are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received in advance of satisfying our performance obligations and we recognize revenue as these obligations are satisfied.

The following is a summary of Company's costs to fulfill and contract liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018

Costs to fulfill	1,258	1,152
Contract liabilities	21,532	17,614
Cash received	5,082	11,387
Revenue recognized	1,100	11,850

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company during the six months ended June 30, 2019 and 2018 were required to be capitalized. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2019. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

3. Leases

The Company leases office space, warehouses, automobiles, and equipment. The Company determines whether a contract is or contains a lease at the inception of the contract. A contract will be deemed to be or contain a lease if the contract conveys the right to control and direct the use of identified office space, warehouse or equipment for a period of time in exchange for consideration. The Company generally must also have the right to obtain substantially all the economic benefits from the use of the office space, warehouse and equipment. The leases are recorded as right-of-use ("ROU") assets and lease liabilities for leases with terms greater than 12 months. The Company’s leases generally have terms of 1-10 years, with certain leases including

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

renewal options to extend the leases for additional periods at the Company’s discretion. Generally, the lease term is the minimum of the noncancelable period of the lease, as the Company is not reasonably certain to exercise renewal options. Sublease income is not significant.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Right of use assets:
Operating leases:
Right of use assets	$50,451
Finance leases:
Right of use assets:
Right of use asset, cost	$19
Accumulated amortization	(10)
Right of use asset, net	$9
Total right of use assets, net	50,460

Lease liabilities:
Current
Operating	$6,928
Finance	82
Non-current
Operating	$46,419
Finance	196
Total lease liabilities	$53,625

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

The components of lease cost were as follows:

(in thousands)	June 30, 2019
Operating lease cost	$4,693
Variable lease cost	578
Short-term lease cost	1,143
Finance lease cost:	—
Amortization of right-of-use assets	1
Interest on lease liabilities	17
Total financing lease cost	$18
Sublease income	35
Total lease cost	$6,397

Average lease terms and discount rates were as follows:

June 30, 2019
Weighted-average remaining lease term (years)
Operating leases	7.38
Financing leases	3.18
Weighted-average discount rate
Operating leases	6.57%
Financing leases	12.49%

Supplemental cash flow information related to leases was as follows (in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$53
Operating cash flows from operating leases	3,624
Total	$3,677

The aggregate future lease payments for operating and finance leases as of June 30, 2019 are as follows (in thousands):

	Operating	Finance
Remaining 2019	$4,463	$53
2020	9,783	106
2021	10,494	106
2022	9,279	51
2023	7,856	11
Thereafter	27,491	—
Total lease payments	$69,366	$327
Less: Interest	16,019	49
Present value of lease liabilities	$53,347	$278

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows (in thousands):

Operating
2019	$6,383
2020	5,017
2021	4,422
2022	3,245
2023	2,068
Thereafter	1,966
Total lease payments	$23,101

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of June 30, 2019 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2018	$152,158	$—	$—	$152,158
Foreign exchange impact	45	—	—	45
Goodwill as of June 30, 2019	$152,203	$—	$—	$152,203

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

The Company most recently recognized an impairment of a portion of its goodwill in the North America reportable segment as of December 31, 2018, as outlined below. The Company further considered indicators for impairment at June 30, 2019 given the significant level of goodwill remaining in the reportable segment as well as the recent impairment test. The fair value determination of the reporting unit primarily relies on management judgments around timing of generating revenue from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway (see Note 6). If assumptions surrounding either of these factors change, then a future impairment charge may occur.

2018 Goodwill Impairment Charges

During the quarter ended September 30, 2018, the Company changed its segments and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill. The Company determined an enterprise value for its North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. The Company further compared the enterprise value of each reporting unit to its respective carrying value. The enterprise value for North America exceeded its carrying value, which indicated that there was no impairment, whereas enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values, and as a result the Company recognized $20.8 million and $7.1 million goodwill impairment charges, respectively.

As of December 31, 2018, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price. The Company determined an enterprise value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

compared the enterprise value of the reporting unit to its carrying value. The enterprise value for the North America reporting unit was less than its carrying value and resulted in a $18.4 million non-cash goodwill impairment charge. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

Prior to this 2018 activity, the Company previously recorded gross and accumulated impairment losses of $75.4 million resulting from prior period goodwill impairment tests.

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018	Weighted Average Life
Customer lists	$73,708	$73,792	14.4
Non-competition agreements	950	950	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,225	77,309
Less accumulated amortization and impairment	(68,451)	(67,481)
Intangible assets, net	$8,774	$9,828

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s condensed consolidated statements of comprehensive (loss) income. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names, and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names, and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.

Amortization expense related to these intangible assets was $0.6 million and $1.1 million for the three months ended June 30, 2019 and 2018, respectively, and $1.1 million and $2.3 million for the six months ended June 30, 2019 and 2018, respectively. The Company's customer lists had accumulated amortization and impairment of $65.4 million and $64.5 million as of June 30, 2019 and December 31, 2018, respectively. The Company's trade names, non-competition agreements and patents were fully amortized or impaired as of June 30, 2019 and December 31, 2018, respectively.

As of June 30, 2019, estimated amortization expense for the remainder of 2019 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2019	$1,064
2020	2,021
2021	1,783
2022	1,408
2023	962
2024	745
Thereafter	791
$8,774

2018 Intangible and Long-Lived Asset Impairment

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The Company's intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. Additionally, it was determined that the fair value of capitalized costs related to a legacy ERP system in EMEA was less than the recorded book value of such assets. As a result, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists, which is included in the accumulated amortization balance and impairment above. Of the total charge, $0.6 million related to the LATAM reportable segment, and $13.2 million related to the EMEA reportable segment. During the third quarter of 2018, the Company also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA reportable segment.

6. Restructuring Activities

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. From adoption through completion of the plan, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million and $10.0 million for consulting fees and lease and contract terminations. Where required by law, the Company will consult with each of the affected countries’ local Works Councils prior to implementing the plan. The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

For the three and six months ended June 30, 2019, the Company recognized $3.7 million and $7.6 million, respectively, in restructuring charges.

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2019 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2018	$357	$286	$706	$1,349
Charges	2,174	759	4,699	7,632
Cash payments	(1,282)	(763)	(4,815)	(6,860)
Non-cash settlements/adjustments	(194)	(168)	—	(362)
Balance as of June 30, 2019	$1,055	$114	$590	$1,759

During the six months ended June 30, 2019, the Company recorded the following restructuring costs within loss from operations and loss before income taxes (in thousands):

	North America	EMEA	LATAM	Other	Total
Restructuring charges	$1,408	$1,405	$74	$4,745	$7,632

From adoption through June 30, 2019, the Company recognized $13.7 million in total restructuring charges pursuant to the 2018 Restructuring Plan.

2015 Restructuring Plan

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

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

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2019 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2018	$486	$—	$—	$486
Cash payments	(364)	—	—	(364)
Balance as of June 30, 2019	$122	$—	$—	$122

7. Income Taxes

On December 22, 2017, the Tax Reform Act was enacted into law. The Tax Reform Act significantly revises the U.S. corporate income tax laws by, amongst other things, reducing the corporate income tax rate from 35.0% to 21.0%. In addition to the tax rate reduction, the legislation establishes new provisions that affect our 2019 results, including but not limited to: the creation of a new minimum tax called the base erosion anti-abuse tax ("BEAT"); a new provision that taxes U.S. allocated expenses (e.g., interest and general administrative expenses) and currently taxes certain income greater than 10% return on assets from foreign operations called Global Intangible Low-Tax Income (“GILTI”); a new limitation on deductible interest expense; and limitations on the deductibility of certain employee compensation and benefits.

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 185.2% and 198.4% for the three months ended June 30, 2019 and 2018, respectively. The Company’s reported effective income tax rate was (14.4)% and (145.7)% for six months ended June 30, 2019 and 2018, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. There were no material valuation adjustments for the three months ended June 30, 2019 and 2018. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

8. Loss Per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated by dividing net loss by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to PSUs for which the performance conditions have been met as of the end of the period.

There were no dilutive effects during the three and six months ended June 30, 2019 and 2018 as a result of a net loss incurred in each period. The number of antidilutive securities excluded from the computation of diluted earnings per share

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

amounts was not material. The computations of basic and diluted loss per share for the three and six months ended June 30, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(1,169)	$(299)	$(3,631)	$(1,983)

Denominator:
Weighted-average shares outstanding – basic	51,883	51,770	51,857	52,738
Effect of dilutive securities:
Employee stock options and restricted common shares	—	—	—	—
Weighted-average shares outstanding – diluted	51,883	51,770	51,857	52,738

Basic loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)
Diluted loss per share	$(0.02)	$(0.01)	$(0.07)	$(0.04)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President, and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended June 30, 2019 and 2018 was $0.5 million and $0.5 million, respectively, and $0.9 million and $0.7 million during the six months ended June 30, 2019 and 2018, respectively. The amounts receivable from Arthur J. Gallagher & Co. were $0.4 million and $0.3 million as of June 30, 2019 and December 31, 2018, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three months ended June 30, 2019 and 2018 was $3.4 million and $2.2 million, respectively, and $6.1 million and $4.0 million during the six months ended June 30, 2019 and 2018, respectively. The amounts receivable from Enova were $2.7 million and $2.0 million as of June 30, 2019 and December 31, 2018, respectively.

10. Fair Value Measurement

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

The book value of the debt under the Credit Agreement (as defined herein) is considered to approximate its fair value as of June 30, 2019 as the interest rates are considered in line with current market rates.

11. Commitments and Contingencies

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

Legal Contingencies

In October 2013, the Company removed the former owner of Productions Graphics from his role as President of Productions Graphics, the Company’s French subsidiary. He had been in that role since the Company’s 2011 acquisition of Productions Graphics, a European business then principally owned by him. In December 2013, the former owner of Productions Graphics initiated a wrongful termination claim in the Commercial Court of Paris seeking approximately €0.7 million (approximately $1.0 million) in fees and damages. In anticipation of this claim, in November 2013, he also obtained a judicial asset attachment order in the amount of €0.7 million (approximately $1.0 million) as payment security; the attachment order was confirmed in January 2014, and the Company filed an appeal of the order. In March 2015, the appellate court ruled in the Company’s favor in the attachment proceedings, releasing all attachments. The Company disputes the allegations of the former owner of Productions Graphics and intends to vigorously defend these matters. In February 2014, based on a review the Company initiated into certain transactions associated with the former owner of Productions Graphics, the Company concluded that he had engaged in fraud by inflating the results of the Productions Graphics business in order to induce the Company to pay him €7.1 million in contingent consideration pursuant to the acquisition agreement. In light of those findings, in February 2014, the Company filed a criminal complaint in France seeking to redress the harm caused by his conduct and this proceeding is currently pending. In addition, in September 2015, the Company initiated a civil claim in the Paris Commercial Court against the former owner of Productions Graphics, seeking civil damages to redress these same harms. In addition to these pending matters, there may be other potential disputes between the Company and the former owner of Productions Graphics relating to the acquisition agreement. The Company had paid €5.8 million (approximately $8.0 million) in fixed consideration and €7.1 million (approximately $9.4 million) in contingent consideration to the former owner of Productions Graphics; the remaining maximum contingent consideration under the acquisition agreement was €34.5 million (approximately $37.6 million at the time) and the Company has determined that none of this amount was earned and payable.

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

12. Revolving Credit Facilities and Going Concern

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”) refinanced its debt, which is further discussed in Note 15. At June 30, 2019 the Credit Agreement included a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provided the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility were guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations were secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit were 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The most recent amendment (i) modified the definition of the term “Consolidated EBITDA” as used in the covenant calculations, (ii) increased the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019 and (iii) decreased the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019. All ratios for fiscal periods thereafter remained unchanged.

The terms of the Credit Agreement included various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018 and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ended March 31, 2019.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The Company was in violation of the debt covenants under the credit agreement as of June 30, 2019; however, the Company successfully completed refinancing of its debt, which is further discussed in Note 15, prior to the financial statement issuance date.

The revised covenants only affected the fourth quarter of 2018 and the first quarter of 2019. Therefore, the covenant for the second quarter of 2019 remains unchanged and the Company concluded that it has exceeded the maximum leverage ratio and the minimum interest coverage ratio, allowing the lenders to demand repayment of the outstanding debt. Accordingly, the outstanding balance under the Credit Agreement is presented as a current liability as of June 30, 2019 based on the guidance in ASC 470, Debt.

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. As of December 31, 2018, the inability of the Company to meet its covenant obligations beyond the covenant waiver periods cast substantial doubt on the Company’s ability to meet its obligations within one year from the financial statement issuance date. However, following the successful refinancing of its debt described in Note 15, management completed an updated evaluation of the Company’s ability to continue as a going concern and has concluded the factors that raised substantial doubts about the Company’s ability to continue as a going concern have been successfully remediated as of the financial statement issuance date.

At June 30, 2019, the Company had $1.5 million of letters of credit which have not been drawn upon. The amount outstanding under the Company's' revolving credit facility was $157.7 million and $142.7 million as of June 30, 2019 and December 31, 2018, respectively. The Company had unamortized deferred financing fees associated with the Credit Agreement of $1.4 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2019, the Company had $4.5 million of unused availability under the Facility.

13. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements. As of June 30, 2019 the program purchase period had lapsed and shares are no longer available for purchase under this plan.

During the three and six months ended June 30, 2019, respectively, the Company did not repurchase any shares of its common stock under this program. During the three and six months ended June 30, 2018 the Company repurchased 1,735,983 and 2,667,732 shares of its common stock for $16.9 million and $25.6 million in the aggregate at an average cost of $9.75 and $9.60, respectively. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

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
Three and Six Months Ended June 30, 2019

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

The table below presents financial information for the Company’s reportable segments and Other for the three and six months ended June 30, 2019 and 2018 (in thousands):

	North America	EMEA	LATAM	Other(2)	Total
Three Months Ended June 30, 2019:
Revenue from third parties	$200,283	$62,483	$21,287	$—	$284,053
Revenue from other segments	650	2,713	2	(3,365)	—
Total revenue	200,933	65,196	21,289	(3,365)	284,053
Adjusted EBITDA(1)	21,151	4,292	611	(12,414)	13,640

Three Months Ended June 30, 2018:
Revenue from third parties	$194,735	$65,039	$22,193	$—	$281,967
Revenue from other segments	951	2,696	(48)	(3,599)	—
Total revenue	195,686	67,735	22,145	(3,599)	281,967
Adjusted EBITDA(1)	18,372	805	1,244	(12,235)	8,186

	North America	EMEA	LATAM	Other(2)	Total
Six Months Ended June 30, 2019:
Revenue from third parties	$388,584	$122,662	$40,045	$—	$551,291
Revenue from other segments	1,213	4,360	4	(5,577)	—
Total revenue	389,797	127,022	40,049	(5,577)	551,291
Adjusted EBITDA(1)	36,602	6,819	876	(24,083)	20,214

Six Months Ended June 30, 2018
Revenue from third parties	$384,012	$129,207	$43,287	$—	$556,506
Revenue from other segments	2,371	5,346	78	(7,795)	—
Total revenue	386,383	134,553	43,365	(7,795)	556,506
Adjusted EBITDA(1)	35,588	2,310	1,830	(24,193)	15,535

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
Three and Six Months Ended June 30, 2019

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

The table below reconciles the total of the reportable segments' Adjusted EBITDA and the Adjusted EBITDA included in Other to loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Adjusted EBITDA	13,640	8,186	20,214	15,535
Depreciation and amortization	(3,233)	(3,514)	(5,849)	(7,173)
Stock-based compensation expense	(1,402)	(1,406)	(2,141)	(2,823)
Stock appreciation rights market-to-market	(46)	—	(46)	—
Restructuring charges	(3,698)	—	(7,632)	—
Control remediation-related fees	(175)	(537)	(540)	(537)
Executive search fees	—	(234)	(80)	(234)
Professional fees related to ASC 606 implementation	—	(60)		(1,092)
Sales and use tax audit	(1,235)	—	(1,235)	—
Other professional fees	(376)	(80)	(376)	(80)
Income (Loss) from operations	3,475	2,355	2,315	3,596
Interest income	104	54	202	115
Interest expense	(2,486)	(1,517)	(5,232)	(3,085)
Other, net	279	(588)	(460)	(1,433)
Income (Loss) before income taxes	$1,372	$304	$(3,175)	$(807)

15. Subsequent Event

Debt Refinancing

On July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a credit agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders (the “ABL Credit Facility”). The ABL Credit Facility consists of a $105.0 million asset-based revolving line of credit with a maturity date of July 16, 2024.
Further, on July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a credit agreement (the “Term Loan Credit Agreement”) with TCW Asset Management Company LLC, as administrative agent and collateral agent, and the financial institutions party thereto as lenders (the “Term Loan Credit Facility”).  The Term Loan Credit Facility consists of a $100.0 million term loan facility with a maturity date of July 16, 2024.
In connection with the Term Loan Credit Agreement, the Company issued a Warrant (as defined below) to Macquarie US Trading LLC, an affiliate of TCW Asset Management Company LLC, to purchase fully paid and non-assessable shares of common stock of the Company. The Warrant is initially exercisable for an aggregate of 1,335,337 shares of the Company’s common stock with a per share exercise price of $0.01 (the “Initial Warrant”). The Initial Warrant is exercisable on or after (A) the date which is 10 days after the earlier of (x) the date that the Company delivers its financial statements for the fiscal quarter ending March 31, 2020 to the administrative agent and (y) May 15, 2020 (the “First Quarter Reporting Period End Date”) through (B) July 16, 2024.

In addition, if either (x) the Total Leverage Ratio (as defined in the Term Loan Credit Agreement) as of March 31, 2020 for the four (4) consecutive fiscal quarter period then ended is greater than 4.25 to 1.00 or (y) the Company fails to deliver financial statements to the administrative agent as required by Term Loan Credit Agreement for the fiscal quarter

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Three and Six Months Ended June 30, 2019

ending March 31, 2020, then from the First Quarter Reporting Period End Date through July 16, 2024, the Warrant shall also be exercisable for an additional 2.49% of the Company’s common stock calculated on a fully-diluted basis (the “Additional Warrant” and together with the Initial Warrant, the “Warrant”).

The Warrant may be exercised on a cashless basis, and the number of shares for which the Warrant are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant. In addition, the holder of the Warrant is entitled to certain piggyback registration rights.

The Company used the initial proceeds from the ABL Credit Facility and the Term Loan Credit Facility to repay in full all amounts outstanding under the Credit Agreement, to pay fees and transaction expenses in connection with the closing of the ABL Credit Facility and the Term Loan Credit Facility and for working capital purposes.
Refer to the Company’s Form 8-K filed on July 16, 2019 for more information surrounding the debt refinancing agreements.
Remediation of Going Concern
The Company’s independent registered public accounting firm’s report on the Company’s December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about the Company’s ability to continue as a going concern. Following the successful refinancing of its debt described above, management completed an updated evaluation of the Company’s ability to continue as a going concern and has concluded the factors that raised substantial doubts about the Company’s ability to continue as a going concern that existed as of December 31, 2018 have successfully been remediated. The new debt structure provides long-term capital with improved flexibility to support the Company’s growth plans.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting, and cable and transportation.

As of June 30, 2019, we had approximately 2,000 employees in more than 30 countries. For the six months ended June 30, 2019 we generated global revenue from third parties of $388.6 million in the North America segment, $122.7 million in the EMEA segment, and $40.0 million in the LATAM segment.

Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. In addition, we believe the opportunity exists to expand our business through acquisition and entry into new geographic markets.

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

Operating Expenses and Income from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees, public company expenses and corporate systems, legal and accounting, facilities and travel, and entertainment expenses.

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

Comparison of three months ended June 30, 2019 and 2018

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended June 30,
	2019	% of Total	2018	% of Total

North America	$200,283	70.5%	$194,735	69.0%
EMEA	62,483	22.0	65,039	23.1
LATAM	21,287	7.5	22,193	7.9
Revenue from third parties	$284,053	100.0%	$281,967	100.0%

North America

North America revenue increased by $5.6 million, or 2.9%, from $194.7 million during the three months ended June 30, 2018 to $200.3 million during the three months ended June 30, 2019. This increase in revenue relates primarily to growth from new and existing enterprise clients.

EMEA

EMEA revenue decreased by $2.5 million, or 3.8%, from $65.0 million during the three months ended June 30, 2018 to $62.5 million during the three months ended June 30, 2019. The decrease was a result of growth that was more than offset by foreign currency impact and declines in marketing spend by certain clients.

LATAM

LATAM revenue decreased by $0.9 million, or 4.1%, from $22.2 million during the three months ended June 30, 2018 to $21.3 million during the three months ended June 30, 2019. The decrease was a result of growth that was more than offset by foreign currency impact and declines in marketing spend by certain clients.

Cost of goods sold

Our cost of goods sold decreased by $2.1 million, or 1.0%, from $217.1 million during the three months ended June 30, 2018 to $215.0 million during the three months ended June 30, 2019. Our cost of goods sold as a percentage of revenue was 75.7% and 77.0% during the three months ended June 30, 2019 and 2018, respectively.

Gross profit margin

Our gross profit margin was 24.3% and 23.0% during the three months ended June 30, 2019 and 2018, respectively. This increase was primarily driven by operating efficiencies in North America and improved customer mix in EMEA.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $0.3 million, or 0.5%, from $59.0 million during the three months ended June 30, 2018 to $58.7 million during the three months ended June 30, 2019. This decrease was driven by the Company’s restructuring efforts, partially offset by higher legal fees and additional sales tax resulting from sales tax audit of prior periods. As a percentage of gross profit, selling, general, and administrative expenses also decreased to 84.9% for the three months ended June 30, 2019 compared to 90.9% for the three months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.3 million, or 8.6%, from $3.5 million during the three months ended June 30, 2018 to $3.2 million during the three months ended June 30, 2019. This decrease is due to lower amortization resulting from impairment charges to intangible assets in 2018.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. Consequently, no restructuring charges were recognized in the three months ended June 30, 2018. For the three months ended June 30, 2019, we recognized $3.7 million in restructuring charges.

Income from operations

Income from operations increased by $1.1 million from $2.4 million during the three months ended June 30, 2018 to $3.5 million during the three months ended June 30, 2019. As a percentage of revenue, income from operations was 1.2% and 0.9% during the three months ended June 30, 2019 and 2018, respectively. As a percentage of gross profit, income from operations was 5.1% and 3.7% during the three months ended June 30, 2019 and 2018, respectively. This increase is primarily attributable to higher gross profit and lower selling, general and administrative expenses, offset by restructuring charges.

Other expense

Other expense did not materially change from the three months ended June 30, 2018 to three months ended June 30, 2019.

Income tax expense

Income tax expense increased by $1.9 million from $0.6 million during the three months ended June 30, 2018 to $2.5 million during the three months ended June 30, 2019. Our effective tax rate was 185.2% and 198.4% for the three months ended June 30, 2019 and 2018, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options.

 Net loss

Net loss increased by $0.9 million, or 300.0%, from net loss of $0.3 million during the three months ended June 30, 2018 to a $1.2 million net loss during the three months ended June 30, 2019. Net loss as a percentage of revenue was (0.4)% and (0.1)% during the three months ended June 30, 2019 and 2018, respectively. Net loss as a percentage of gross profit was (1.7)% and (0.5)% during the three months ended June 30, 2019 and 2018, respectively. The increase in net loss is attributable to the increase in income taxes, offset by higher income from operations.

Comparison of six months ended June 30, 2019 and 2018

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Six Months Ended June 30,
	2019	% of Total	2018	% of Total

North America	$388,584	70.5%	$384,012	69.0%
EMEA	122,662	22.2	129,207	23.2
LATAM	40,045	7.3	43,287	7.8
Revenue from third parties	$551,291	100.0%	$556,506	100.0%

North America

North America revenue increased by $4.6 million, or 1.2%, from $384.0 million during the six months ended June 30, 2018 to $388.6 million during the six months ended June 30, 2019. This increase in revenue relates primarily to continued growth from new and existing enterprise clients.

EMEA

EMEA revenue decreased by $6.5 million, or 5.0%, from $129.2 million during the six months ended June 30, 2018 to $122.7 million during the six months ended June 30, 2019. The decrease was a result of growth that was more than offset by foreign currency impacts and declines in marketing spend by certain clients.

LATAM

LATAM revenue decreased by $3.3 million, or 7.6%, from $43.3 million during the six months ended June 30, 2018 to $40.0 million during the six months ended June 30, 2019. The decrease was a result of growth that was more than offset by foreign currency impacts and declines in marketing spend by certain clients.

Cost of goods sold

Our cost of goods sold decreased by $4.6 million, or 1.1%, from $425.6 million during the six months ended June 30, 2018 to $421.0 million during the six months ended June 30, 2019. Our cost of goods sold as a percentage of revenue was 76.4% and 76.5% during the six months ended June 30, 2019 and 2018, respectively.

Gross profit margin

Our gross profit margin was 23.6% and 23.5% during the six months ended June 30, 2019 and 2018, respectively. This increase was primarily driven by operating efficiencies in North America and better customer mix in EMEA.

Selling, general, and administrative expenses

Selling, general, and administrative expenses decreased by $5.7 million, or 4.7%, from $120.2 million during the six months ended June 30, 2018 to $114.5 million during the six months ended June 30, 2019. This decrease was driven by the Company’s restructuring efforts, partially offset by higher legal fees and additional sales tax resulting from a sales tax audit of prior periods. As a percentage of gross profit, selling, general, and administrative expenses also decreased to 87.9% for the six months ended June 30, 2019 compared to 91.8% for the six months ended June 30, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.4 million, or 19.4%, from $7.2 million during the six months ended June 30, 2018 to $5.8 million during the six months ended June 30, 2019. The decrease is due to lower amortization resulting from impairment charges to intangible assets in 2018.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. Consequently, no restructuring charges were recognized in the six months ended June 30, 2018. For the six months ended June 30, 2019, we recognized $7.6 million in restructuring charges.

Income from operations

Income from operations decreased by $1.3 million from $3.6 million during the six months ended June 30, 2018 to $2.3 million during the six months ended June 30, 2019. As a percentage of revenue, income from operations was 0.4% and 0.6% during the six months ended June 30, 2019 and 2018, respectively. As a percentage of gross profit, income from operations was 1.8% and 2.8% during the six months ended June 30, 2019 and 2018, respectively. This increase is primarily attributable to lower selling, general and administrative expenses, offset by restructuring charges.

Other expense

Other expense increased by $1.1 million from $4.4 million for the six months ended June 30, 2018 to $5.5 million during the six months ended June 30, 2019. This increase in expense was primarily driven by an increase in interest expense, offset by foreign exchange gains.

Income tax expense

Income tax expense decreased by $0.7 million from $1.2 million during the six months ended June 30, 2018 to $0.5 million during the six months ended June 30, 2019. Our effective tax rate was (14.4)% and (145.7)% for the six months ended June 30, 2019 and 2018, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options.

 Net loss

Net loss increased by $1.6 million, or 80.0%, from $2.0 million during the six months ended June 30, 2018 to $3.6 million during the six months ended June 30, 2019. Net loss as a percentage of revenue was (0.7)% and (0.4)% during the six months ended June 30, 2019 and 2018, respectively. Net loss as a percentage of gross profit was (2.8)% and (1.5)% during the six months ended June 30, 2019 and 2018, respectively. The increase in net loss is primarily attributable to lower selling, general and administrative expenses, offset by restructuring charges and higher interest expense.

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

	Three Months Ended June 30,
	2019	% of Total	2018	% of Total

North America	$21,151	155.0%	$18,372	224.5%
EMEA	4,292	31.5	805	9.8
LATAM	611	4.5	1,244	15.2
Other(1)	(12,414)	(91.0)	(12,235)	(149.5)
Adjusted EBITDA	$13,640	100.0%	$8,186	100.0%

	Six Months Ended June 30,
	2019	% of Total	2018	% of Total

North America	$36,602	181.1%	$35,588	229.0%
EMEA	6,819	33.7	2,310	14.9
LATAM	876	4.3	1,830	11.8
Other(1)	(24,083)	(119.1)	(24,193)	(155.7)
Adjusted EBITDA	$20,214	100.0%	$15,535	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended June 30, 2019 and 2018. Adjusted EBITDA increased by $5.4 million, or 66.0%, from $8.2 million during the three months ended June 30, 2018 to $13.6 million during the three months ended June 30, 2019. North America Adjusted EBITDA increased by $2.8 million, or 15.2%, from $18.4 million during the three months ended June 30, 2018 to $21.2 million during the three months ended June 30, 2019 mainly from higher revenue and higher Gross margin. EMEA Adjusted EBITDA increased by $3.5 million, or 437.5%, from $0.8 million during the three months ended June 30, 2018 to $4.3 million during the three months ended June 30, 2019 due to customer mix and reduced operating expenses as a result of restructuring efforts. LATAM Adjusted EBITDA decreased by $0.6 million, or 50.0%, from $1.2 million during the three months ended June 30, 2018 to $0.6 million during the three months ended June 30, 2019 due to lower revenues and resulting lower Gross profit. Other Adjusted EBITDA decreased by $0.2 million, or 1.6%, from a loss of $12.2 million during the three months ended June 30, 2018 to a loss of $12.4 million during the three months ended June 30, 2019 primarily due to reduced employee compensation and incentive expenses.

Comparison of six months ended June 30, 2019 and 2018. Adjusted EBITDA increased by $4.7 million, or 30.3%, from $15.5 million during the six months ended June 30, 2018 to $20.2 million during the six months ended June 30, 2019. North America Adjusted EBITDA increased by $1.0 million, or 2.8%, from $35.6 million during the six months ended June 30, 2018 to $36.6 million during the six months ended June 30, 2019 as a result of lower operating expenses. EMEA Adjusted EBITDA increased by $4.5 million, or 195.7%, from $2.3 million during the six months ended June 30, 2018 to $6.8 million during the six months ended June 30, 2019 due to customer mix and reduced expenses related to restructuring efforts. LATAM Adjusted EBITDA decreased by $0.9 million, or 50.0%, from $1.8 million during the six months ended June 30, 2018 to $0.9 million during the six months ended June 30, 2019 due lower revenues. Other Adjusted EBITDA remained virtually unchanged period over period.

The table below provides a reconciliation of Adjusted EBITDA to net loss for each of the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net loss	$(1,169)	$(299)	$(3,631)	$(1,983)
Income tax expense	2,541	603	456	1,176
Interest income	(104)	(54)	(202)	(115)
Interest expense	2,486	1,517	5,232	3,085
Other income (expense), net	(279)	588	460	1,433
Depreciation and amortization	3,233	3,514	5,849	7,173
Stock-based compensation expense	1,402	1,406	2,141	2,823
Stock appreciation rights marked to market	46	—	46	—
Restructuring charges	3,698	—	7,632	—
Professional fees related to ASC 606 implementation	—	60	—	1,092
Executive search fees	—	234	80	234
Control remediation-related fees	175	537	540	537
Sales and use tax audit	1,235	—	1,235	—
Other professional fees	376	80	376	80
Adjusted EBITDA	$13,640	$8,186	$20,214	$15,535

Adjusted Diluted Earnings (Loss) Per Share

Adjusted diluted earnings (loss) per share, which represents net loss, with the addition of restructuring charges, professional fees related to ASC 606 implementation, executive search expenses and restatement-related professional fees divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted (loss) earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss	$(1,169)	$(299)	$(3,631)	$(1,983)
Restructuring charges, net of tax	2,772	—	5,802	—
Control remediation-related fees	130	403	402	403
Executive search fees, net of tax	—	176	60	176
Professional fees related to ASC 606 implementation, net of tax	—	45	—	819
Sales and use tax audit, net of tax	920	—	920	—
Other professional fees, net of tax	280	60	280	60
Adjusted net income (loss)	2,933	385	3,833	(525)
Weighted-average shares outstanding, diluted	52,038	52,528	51,961	52,738
Non-GAAP diluted earnings (loss) per share	$0.06	$0.01	$0.07	$(0.01)

Comparison of three months ended June 30, 2019 and 2018. Adjusted diluted earnings (loss) per share increased by $0.05 from $0.01 during the three months ended June 30, 2018 to $0.06 during the three months ended June 30, 2019. This increase is primarily attributable to higher revenues, improved gross margin and restructuring.

Comparison of six months ended June 30, 2019 and 2018. Adjusted diluted earnings (loss) per share increased by $0.08 from $(0.01) during the six months ended June 30, 2018 to $0.07 during the six months ended June 30, 2019. This increase is primarily due to lower operating costs and restructuring.

Liquidity and Capital Resources

At June 30, 2019, we had $34.0 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2019 was $1.3 million and consisted of a net loss of $3.6 million, offset by $9.1 million of non-cash items less an increase in working capital of $4.2 million. The most significant impact on working capital and other activities consisted of an increase in accounts receivable and unbilled revenue of $10.2 million less an increase in accounts payable and accrued expenses and other liabilities of $5.9 million.

Cash provided by operating activities for the six months ended June 30, 2018 was $22.6 million and consisted of a net loss of $2.0 million, offset by $10.7 million of non-cash items and by $13.9 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in accounts receivable and unbilled revenue of $21.6 million and a decrease in prepaid expenses and other assets of $9.4 million, all of which was partially offset by a decrease in accounts payable of $18.7 million.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2019 and 2018 of $6.9 million and $5.5 million respectively, was entirely attributable to capital expenditures, primarily software development.

Financing Activities. Cash provided by financing activities for the six months ended June 30, 2019 of $13.0 million was primarily attributable to net borrowings under the revolving credit facility of $14.9 million offset by the payment of debt issuance costs of $0.9 million and repayment of secured borrowing arrangements of $0.8 million.

Cash used in financing activities for the six months ended June 30, 2018 of $18.0 million was primarily attributable to repurchases of common stock of $25.7 million less net borrowings under the revolving credit facility of $8.6 million.

Share Repurchase Program

The share repurchase program described in Note 13 expired on May 31, 2019. During the three and six months ended June 30, 2019, the Company did not repurchase any shares of its common stock under this program. During the six months ended June 30, 2018, the Company repurchased 2.7 million shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program. During the three months ended June 30, 2018, the Company repurchased 1.7 million shares of its common stock for $16.9 million in the aggregate at an average cost of 9.75 per share under this program.

Revolving Credit Facilities

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”) refinanced its debt, which is further discussed in Note 16. At June 30, 2019 the Credit Agreement included a revolving commitment amount of $175 million and $160 million in the aggregate through September 25, 2019 and September 25, 2020, respectively. The Credit Agreement also provided the Company the right to increase the aggregate commitment amount by an additional $50 million. Outstanding borrowings under the revolving credit facility were guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations were secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit were 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

The most recent amendment (i) modified the definition of the term “Consolidated EBITDA” as used in the covenant calculations, (ii) increased the maximum leverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019 and (iii) decreased the minimum interest coverage ratio to which the Company is subject for the trailing twelve month periods ended December 31, 2018 and March 31, 2019. All ratios for fiscal periods thereafter remained unchanged.

The terms of the Credit Agreement included various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018 and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ended March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The Company was in violation of the debt covenants under the credit agreement as of June 30, 2019; however, the Company successfully completed refinancing of its debt, which is further discussed in Note 15, prior to the financial statement issuance date.

The revised covenants only affected the fourth quarter of 2018 and the first quarter of 2019. Therefore, the covenant for the second quarter of 2019 remains unchanged and the Company concluded that it has exceeded the maximum leverage ratio and the minimum interest coverage ratio, allowing the lenders to demand repayment of the outstanding debt. Accordingly, the outstanding balance under the Credit Agreement is presented as a current liability as of June 30, 2019 based on the guidance in ASC 470, Debt.

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts. As of December 31, 2018, the inability of the Company to meet its covenant obligations beyond the covenant waiver periods cast substantial doubt on the Company’s ability to meet its obligations within one year from the financial statement issuance date. However, following the successful refinancing of its debt described in Note 16, management completed an updated evaluation of the Company’s ability to continue as a going concern and has concluded the factors that raised substantial doubts about the Company’s ability to continue as a going concern have been successfully remediated as of the financial statement issuance date.

At June 30, 2019, the Company had $1.5 million of letters of credit which have not been drawn upon. The amount outstanding under the Company's' revolving credit facility was $157.7 million and $142.7 million as of June 30, 2019 and December 31, 2018, respectively. The Company had unamortized deferred financing fees associated with the Credit Agreement of $1.4 million and $0.7 million as of June 30, 2019 and December 31, 2018, respectively.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2019, the Company had $4.5 million of unused availability under the Facility.

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

As of June 30, 2019, except for the new critical accounting policy for Leases described above, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of June 30, 2019 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian nuevo sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the six months ended June 30, 2019, we derived approximately 29.5% of our revenue from international customers, and we expect the percentage of revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. Foreign exchange gains and losses recorded to date have been immaterial to our financial statements. At this time we do not, but in the future we may enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2019.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 4, 2017, the Board of Directors authorized authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of our common stock through open market and privately negotiated transactions over a two-year period ending May 31, 2019. The timing and amount of any share repurchases will be determined based on market conditions, share price and other factors, and the program may be discontinued or suspended at any time. Repurchases will be made in compliance with SEC rules and other legal requirements.

The Company did not make any repurchases of its common stock during the three and six months ended June 30, 2019.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
10.1	Form of 2019 Performance Share Unit Award Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended.*

10.2	Form of 2019 Restricted Stock Unit Award Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended.*

10.3	Form of 2019 Stock Appreciation Right Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement of the Company.
**Submitted electronically with this Quarterly Report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: August 9, 2019	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: August 9, 2019	By:	/s/ Donald W. Pearson
Donald W. Pearson
Chief Financial Officer