Form 10-Q
period 2019-09-30
INNERWORKINGS INC
filed 2019-11-12
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

As of November 11, 2019, the Registrant had 52,132,517 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(in thousands, except per share data)
Revenue	$286,525	$270,850	$837,816	$827,356
Cost of goods sold	218,356	206,808	639,385	632,376
Gross profit	68,169	64,042	198,431	194,980
Operating expenses:
Selling, general and administrative expenses	59,938	56,142	174,404	176,312
Depreciation and amortization	3,090	3,265	8,939	10,438
Goodwill impairment	—	27,887	—	27,887
Intangible and other asset impairments	—	16,818	—	16,818
Restructuring charges	3,055	3,142	10,687	3,142
Income (loss) from operations	2,086	(43,212)	4,401	(39,617)
Other income (expense):
Interest income	37	19	239	135
Interest expense	(4,376)	(1,769)	(9,608)	(4,854)
Other expense	(1,736)	(301)	(2,196)	(1,734)
Total other expense	(6,075)	(2,051)	(11,565)	(6,453)
Loss before income taxes	(3,989)	(45,263)	(7,164)	(46,070)
Income tax expense (benefit)	(1,815)	(326)	(1,359)	851
Net loss	$(2,174)	$(44,937)	$(5,805)	$(46,921)

Basic and diluted net loss per share	$(0.04)	$(0.87)	$(0.11)	$(0.90)

Comprehensive loss	$(3,910)	$(46,646)	$(6,541)	$(50,872)

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

(in thousands, except per share data)	September 30, 2019	December 31, 2018
Assets	(unaudited)
Current assets:
Cash and cash equivalents	$38,488	$26,770
Accounts receivable, net of allowance for doubtful accounts of $4,247 and $4,880, respectively	190,992	193,253
Unbilled revenue	65,584	46,474
Other receivables	39,317	23,727
Inventories	64,136	56,001
Prepaid expenses	13,973	16,982
Other current assets	13,271	10,379
Total current assets	425,761	373,586
Property and equipment, net	36,714	82,933
Intangibles and other assets:
Goodwill	152,191	152,158
Intangible assets, net	8,230	9,828
Right of use assets, net	51,726	—
Deferred income taxes	1,112	1,195
Other non-current assets	4,333	2,976
Total intangibles and other assets	217,592	166,157
Total assets	$680,067	$622,676
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$169,173	$158,449
Accrued expenses	44,096	35,474
Deferred revenue	18,526	17,614
Revolving credit facility - current	4,585	142,736
Term loan - current	6,250	—
Other current liabilities	32,325	26,231
Total current liabilities	274,955	380,504
Lease liabilities	47,094	—
Revolving credit facility - non-current	76,829	—
Term loan - non-current	89,991	—
Deferred income taxes	8,257	8,178
Other non-current liabilities	2,486	50,903
Total liabilities	499,612	439,585
Commitments and contingencies (See Note 11)
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 shares authorized, 64,802, and 64,495 shares issued, and 52,114 and 51,807 shares outstanding, respectively	6	6
Additional paid-in capital	243,706	239,960
Treasury stock at cost, 12,688 and 12,688 shares, respectively	(81,471)	(81,471)
Accumulated other comprehensive loss	(25,045)	(24,309)
Retained earnings	43,259	48,905
Total stockholders' equity	180,455	183,091
Total liabilities and stockholders' equity	$680,067	$622,676
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of July 1, 2019	64,629	$6	12,688	$(81,471)	$242,010	$(23,309)	$45,433	$182,669
Net loss							(2,174)	(2,174)
Total other comprehensive income - foreign currency translation adjustments						(1,736)		(1,736)
Comprehensive loss								(3,910)
Issuance of common stock upon exercise of stock awards, net of withheld shares	173				(88)			(88)
Stock-based compensation expense					1,784			1,784
Balance as of September 30, 2019	64,802	$6	12,688	$(81,471)	$243,706	$(25,045)	$43,259	$180,455

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of December 31, 2018	64,495	$6	12,688	$(81,471)	$239,960	$(24,309)	$48,905	$183,091
Net loss							(5,805)	(5,805)
Total other comprehensive income - foreign currency translation adjustments						(736)		(736)
Comprehensive loss								(6,541)
Issuance of common stock upon exercise of stock awards, net of withheld shares	307				(179)			(179)
Stock-based compensation expense					3,925			3,925
Cumulative effect of change related to adoption of ASC 842							159	159
Balance as of September 30, 2019	64,802	$6	12,688	$(81,471)	$243,706	$(25,045)	$43,259	$180,455
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance as of July 1, 2018	64,372	$6	12,688	$(81,471)	$237,634	$(21,472)	$123,094	$257,791
Net loss							(44,937)	(44,937)
Total other comprehensive loss - foreign currency translation adjustments						(1,708)		(1,708)
Comprehensive loss								(46,646)
Issuance of common stock upon exercise of stock awards, net of withheld shares	62				(50)			(50)
Stock-based compensation expense					801			801
Balance as of September 30, 2018	64,434	$6	12,688	$(81,471)	$238,385	$(23,180)	$78,156	$211,896

	Common Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	64,075	$6	10,020	$(55,873)	$235,199	$(19,229)	$124,442	$284,545
Net loss							(46,921)	(46,921)
Total other comprehensive loss - foreign currency translation adjustments						(3,951)		(3,951)
Comprehensive loss								(50,872)
Issuance of common stock upon exercise of stock awards, net of withheld shares	359				(438)			(438)
Acquisition of treasury shares			2,668	(25,598)				(25,598)
Stock-based compensation expense					3,624			3,624
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							153	153
Balance as of September 30, 2018	64,434	$6	12,688	$(81,471)	$238,385	$(23,180)	$78,156	$211,896

The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities
Net loss	$(5,805)	$(46,921)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,939	10,438
Stock-based compensation expense	4,219	3,624
Bad debt provision	1,447	888
Implementation cost amortization	250	344
Goodwill impairment	—	27,887
Intangible and long-lived asset impairment	—	16,818
Change in fair value of warrant	950	—
Change in fair value of embedded derivative	(97)	—
Unrealized foreign exchange loss	986	—
Other operating activities	705	(189)
Change in assets:
Accounts receivable and unbilled revenue	(21,245)	5,810
Inventories	(8,767)	(16,469)
Prepaid expenses and other assets	(29,141)	(7,903)
Change in liabilities:
Accounts payable	12,403	20,350
Accrued expenses and other liabilities	25,378	(4,572)
Net cash (used in) provided by operating activities	(9,778)	10,105

Cash flows from investing activities
Purchases of property and equipment	(10,012)	(7,835)
Payments for acquisition, net of cash acquired	(390)	—
Net cash used in investing activities	(10,402)	(7,835)

Cash flows from financing activities
Net borrowings (repayments) from old revolving credit facility	(142,583)	23,230
Net borrowings (repayments) from new revolving credit facility	81,472	—
Net short-term secured (repayments) borrowings	(833)	55
Proceeds from term loan	100,000	—
Payments on term loan	(1,250)	—
Repurchases of common stock	—	(25,689)
Proceeds from exercise of stock options	63	416
Payment of debt issuance costs	(5,488)	(545)
Other financing activities	(242)	(746)
Net cash provided by (used in) financing activities	31,139	(3,279)

Effect of exchange rate changes on cash and cash equivalents	759	(1,958)
Increase (decrease) in cash and cash equivalents	11,718	(2,967)
Cash and cash equivalents, beginning of period	26,770	30,562
Cash and cash equivalents, end of period	$38,488	$27,595
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Footnote disclosures that would substantially duplicate the disclosures included in the December 31, 2018 audited financial statements have been omitted from these interim unaudited financial statements pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year ending December 31, 2019. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s Consolidated Financial Statements and Notes thereto as of and for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 19, 2019.

Argentinian Highly Inflationary Accounting

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The Company uses the official ARS exchange rate to translate the results of its Argentinian operations into U.S. dollars. As of September 30, 2019, the Company had a balance of net monetary assets denominated in ARS of approximately 58.3 million ARS, and the exchange rate was approximately 57.5 ARS per U.S. dollar.

During the three and nine months ended September 30, 2019, the Company recorded a nominal amount and $0.1 million, respectively, of favorable currency impacts within other expense. For the three and nine months ended September 30, 2019, the Company's Argentinian operations generated revenue of $0.5 million and $2.2 million and gross margin of $0.1 million and $0.2 million, respectively.

During the three and nine months ended September 30, 2018, the Company recorded $0.1 million of unfavorable currency impacts within other expense. For the three and nine months ended September 30, 2018, the Company's Argentinian operations generated revenue of $0.6 million and $3.3 million and gross margin of $0.1 million and $0.4 million, respectively.

Fair Value Measurements

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

The fair value of revolving credit facilities and long-term debt facilities are determined using current market yields.

Fair value accounting requires bifurcation of embedded derivative instruments such as interest rate reset features in debt instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value for

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

embedded derivatives, the Company uses a 'with and without' valuation model. Additionally, fair value accounting requires liability-classified awards, such as warrant liabilities, to be measured at fair value for accounting purposes. The fair value of freestanding derivative instruments, such as warrant liabilities, are valued using the Black-Scholes-Merton option pricing model.

Once determined, derivative liabilities and warrant liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded within other expense as an adjustment to fair value of derivatives.

Deferred Financing Fees and Debt Discounts

Deferred financing fees represent third-party debt issuance costs associated with the related debt facility. Deferred financing fees and related derivative and warrant features associated with the Company’s long-term debt agreement are treated as a discount on the long-term debt and amortized using the effective interest rate method. Derivative features associated with the Company’s revolving credit agreement are treated as a discount on the revolving credit facility and amortized using the straight-line method. Deferred financing fees related to the Company's revolving credit facility are capitalized and reflected as deferred financing costs within other non-current assets and are amortized over the term of the revolving credit facility. Debt discounts on the Company’s revolving credit facility and long-term debt are reflected as a direct deduction from the carrying amount of the long-term portion of the related debt liability.

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

Adoption of ASU 2016-02 did not materially impact the Company's consolidated net earnings or cash flows and did not have a notable impact on the Company's liquidity or debt-covenant compliance under the Company's current agreements.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (CECL) methodology, which will alter the estimation process, inputs, and assumptions used in estimating credit losses. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, the change in reserves will be recorded in retained earnings as a cumulative-effect adjustment.

The Company is continuing its implementation efforts and has substantially completed scoping activities. The Company is in process of developing CECL models for each pool of financial assets based on risk characteristics of each pool. Model creation, model validation, and parallel runs will continue through the remainder of 2019. In addition, the Company continues to develop the business processes, policies, and controls that satisfy the requirements of the new guidance.

The actual impact at adoption will depend on the outstanding balances, characteristics of the Company’s receivable portfolios, macroeconomic conditions, and forecasted information at the date of adoption; however, the Company does not expect ASU 2016-13 to have a significant impact to the consolidated financial statements and related disclosures.

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

Contracts may include variable consideration (for example, customer incentives such as rebates), and to the extent that variable consideration is not constrained, the Company includes the expected amount within the total transaction price and updates its assumptions over the duration of the contract. The constraint will generally not result in a reduction in the estimated transaction price.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Costs to Fulfill Customer Contracts and Contract Liabilities

The Company capitalizes certain setup costs related to new customers as fulfillment costs. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years. For the three and nine months ended September 30, 2019, the amount of amortization was $0.04 million and $0.25 million, respectively, and there was no impairment loss in relation to the capitalized costs in either period presented.

Contract liabilities are referred to as deferred revenue in the condensed consolidated financial statements. We record deferred revenue when cash payments are received in advance of satisfying our performance obligations, and we recognize revenue as these obligations are satisfied.

The following is a summary of the Company's costs to fulfill and contract liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Costs to fulfill	$1,272	$1,152
Contract liabilities	18,526	17,614
Cash received	7,622	11,387
Revenue recognized	$6,710	$11,850

Costs to Obtain a Customer Contract

The Company incurs certain incremental costs to obtain a contract that the Company expects to recover. The Company applies a practical expedient and recognizes the incremental costs of obtaining contracts as an expense when incurred if the amortization period of the assets that the Company otherwise would have recognized is one year or less. No incremental costs to obtain a contract incurred by the Company during the nine months ended September 30, 2019 and 2018 were required to be capitalized. These costs would primarily relate to commissions paid to our account executives and are included in selling, general and administrative expenses.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of September 30, 2019. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Operating leases
Right of use assets:
Right of use assets	$51,425
Finance leases
Right of use assets:
Right of use assets, cost	$579
Less: Accumulated amortization	(278)
Right of use assets, net	$301
Total right of use assets, net	$51,726

Lease liabilities
Current
Operating	$8,485
Finance	114
Non-current
Operating	$46,865
Finance	229
Total lease liabilities	$55,693

The components of lease cost were as follows (in thousands):

September 30, 2019
Operating lease cost	$7,649
Variable lease cost	866
Short-term lease cost	1,530
Finance lease cost:
Amortization of right of use assets	57
Interest on lease liabilities	16
Total finance lease cost	$73
Less: Sublease income	(132)
Total lease cost	$9,986

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Average lease terms and discount rates were as follows:

September 30, 2019
Weighted-average remaining lease term (years)
Operating leases	6.96
Finance leases	2.92
Weighted-average discount rate
Operating leases	6.59%
Finance leases	7.77%

Supplemental cash flow information related to leases was as follows (in thousands):

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$82
Operating cash flows from operating leases	5,828
Total	$5,910

The aggregate future lease payments for operating and finance leases as of September 30, 2019 are as follows (in thousands):

	Operating	Finance
Remaining 2019	$2,638	$33
2020	11,089	133
2021	11,873	134
2022	10,292	71
2023	7,804	10
Thereafter	27,210	—
Total lease payments	$70,906	$381
Less: Interest	(15,556)	(38)
Present value of lease liabilities	$55,350	$343

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows (in thousands):

Operating
2019	$6,383
2020	5,017
2021	4,422
2022	3,245
2023	2,068
Thereafter	1,966
Total lease payments	$23,101

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of September 30, 2019 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2018	$152,158	$—	$—	$152,158
Foreign exchange impact	33	—	—	33
Goodwill as of September 30, 2019	$152,191	$—	$—	$152,191

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

The fair value estimates used in the goodwill impairment analysis require significant judgment. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenue and operating margins and assumptions about the overall economic climate and the competitive environment for the business. The fair value determination of the North America reporting unit primarily relies on management judgments around timing of generating revenue from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway (see Note 6, Restructuring Activities). If assumptions surrounding either of these factors change, then a future impairment charge may occur.

The goodwill impairment charge recorded to the North America reporting unit, as outlined below, represents a partial impairment of the North America segment goodwill, which resulted in “at risk” goodwill under ASC 350, Intangibles – Goodwill and Other. The Company's policy is to include enhanced disclosures should the fair value of the North America segment exceed the carrying value by less than 30 percent at the date of the most recent step one test and the Company fails to meet projections used by management in determining the fair value of the reporting unit or market indicators exist which could lead management to believe the reporting unit may be impaired. The Company considered indicators for impairment and did not identify any that would have triggered additional impairment testing and analysis as of September 30, 2019.

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

As of December 31, 2018, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price. The Company determined an enterprise value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further compared the enterprise value of the reporting unit to its carrying value. The enterprise value for the North America reporting unit was less than its carrying value and resulted in a $18.4 million non-cash goodwill impairment charge. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

Prior to this 2018 activity, the Company previously recorded gross and accumulated impairment losses of $75.4 million resulting from prior period goodwill impairment tests.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018	Weighted Average Life
Customer lists	$73,101	$73,792	14.4
Non-competition agreements	942	950	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
Intangible assets	76,610	77,309
Less: accumulated amortization	(68,380)	(67,481)
Intangible assets, net	$8,230	$9,828

In accordance with ASC 350, Intangibles - Goodwill and Other, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment whenever impairment indicators exist. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s condensed consolidated statements of comprehensive loss. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names, and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on a straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.

Amortization expense related to these intangible assets was $0.6 million and $0.9 million for the three months ended September 30, 2019 and 2018, respectively, and $1.6 million and $3.2 million for the nine months ended September 30, 2019 and 2018, respectively. The Company's customer lists had accumulated amortization and impairment of $65.3 million and $64.5 million as of September 30, 2019 and December 31, 2018, respectively. The Company's non-competition agreements and patents were fully amortized or impaired as of September 30, 2019 and December 31, 2018.

As of September 30, 2019, estimated amortization expense for the remainder of 2019 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2019	$533
2020	2,021
2021	1,783
2022	1,407
2023	962
2024	745
Thereafter	779
$8,230

2018 Intangible and Long-Lived Asset Impairment

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

segment, and $13.2 million related to the EMEA reportable segment. During the third quarter of 2018, the Company also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in the EMEA reportable segment.

6. Restructuring Activities

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. From adoption through completion of the plan, the Company expects to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Cash charges are expected to include $12.0 million to $15.0 million for employee severance and related benefits and $8.0 million to $10.0 million for consulting fees and lease and contract terminations. Where required by law, the Company will consult with each of the affected country’s local Works Councils prior to implementing the plan.
The plan was expected to be completed by the end of 2019. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2019 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance at December 31, 2018	$357	$286	$706	$1,349
Charges	4,434	851	5,402	10,687
Cash payments	(3,217)	(888)	(4,968)	(9,073)
Non-cash settlements/adjustments	55	(167)	—	(112)
Balance as of September 30, 2019	$1,629	$82	$1,140	$2,851

The Company recorded the following restructuring costs by segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
North America	$2,549	$1,666	$3,957	$1,666
EMEA	112	1,186	1,517	1,186
LATAM	102	290	176	290
Other	292	—	5,037	—
Total	$3,055	$3,142	$10,687	$3,142

From adoption through September 30, 2019, the Company recognized $16.7 million in total restructuring charges pursuant to the 2018 Restructuring Plan.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the accrued restructuring activities for this plan for the nine months ended September 30, 2019 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2018	$486	$—	$—	$486
Cash payments	(364)	—	—	(364)
Balance as of September 30, 2019	$122	$—	$—	$122

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

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 45.5% and 0.7% for the three months ended September 30, 2019 and 2018, respectively. The Company’s reported effective income tax rate was 19.0% and (1.8)% for nine months ended September 30, 2019 and 2018, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. There were no material valuation adjustments for the three months ended September 30, 2019 and 2018. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

8. Loss Per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. Warrants issued in connection with the Company's long-term debt were issued at a nominal exercise price and are considered outstanding at the date of issuance. Diluted loss per share is calculated by dividing net loss by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the Treasury Stock Method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units ("PSUs") for which the performance conditions have been met as of the end of the period.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

There were no dilutive effects for securities during the three and nine months ended September 30, 2019 and 2018 as a result of a net loss incurred in each period. The warrants related to the long-term debt are classified and recorded as a liability at fair value with subsequent changes in fair value recognized in earnings. Refer to Note 13, Long-Term Debt, for additional information. For diluted EPS, fair value adjustments related to the warrants are adjusted out of earnings; however, as a result of the net loss incurred during the period, the adjustment is considered antidilutive and the loss for the period is not adjusted for the three and nine months ended September 30, 2019.

The computations of basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 are as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,174)	$(44,937)	$(5,805)	$(46,921)

Shares used in computing per share amounts:
Weighted average shares outstanding	51,985	51,688	51,900	52,384
Issuance of warrants	1,335	—	1,335	—
Weighted average shares outstanding - basic and diluted	53,320	51,688	53,235	52,384

Basic and diluted net loss per share	$(0.04)	$(0.87)	$(0.11)	$(0.90)

9. Related Party Transactions

The Company provides print procurement services to Arthur J. Gallagher & Co. J. Patrick Gallagher, Jr., a member of the Company’s Board of Directors, is the Chairman, President, and Chief Executive Officer of Arthur J. Gallagher & Co. and has a direct ownership interest in Arthur J. Gallagher & Co. The total amount billed for such print procurement services during the three months ended September 30, 2019 and 2018 was $0.3 million and $0.4 million, respectively, and $1.2 million and $1.1 million during the nine months ended September 30, 2019 and 2018, respectively. Additionally, Arthur J. Gallagher & Company provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Company billed the Company $0.2 million for the three and nine months ended September 30, 2019. The amounts receivable from Arthur J. Gallagher & Co. were $0.3 million and $0.3 million as of September 30, 2019 and December 31, 2018, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three months ended September 30, 2019 and 2018 was $4.8 million and $2.9 million, respectively, and $10.8 million and $6.9 million during the nine months ended September 30, 2019 and 2018, respectively. The amounts receivable from Enova were $4.6 million and $2.0 million as of September 30, 2019 and December 31, 2018, respectively.

10. Fair Value Measurement

The Company estimates the fair value of the ABL Credit Facility and Term Loan Credit Facility, as defined in Note 12, Revolving Credit Facilities, and Note 13, Long-Term Debt, respectively, using current market yields. These current market yields are considered Level 2 inputs.

The fair value of the Company’s warrant liabilities recorded in the Company’s financial statements is determined using the Black-Scholes-Merton option pricing model and the quoted price of the Company’s common stock in an active market, volatility and expected life, is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the warrants, and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the warrants’ expected life.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities:

Stock price	$4.43
Exercise price	$0.01
Time until expiration (years)	4.79
Expected volatility	53.0%
Risk-free interest rate	1.55%
Expected dividend yield	—%

The fair value of the Company’s embedded derivative liabilities recorded in the Company’s financial statements is determined using a probability-weighted discounted cash flow approach utilizing inputs outlined in Note 12, Revolving Credit Facilities and Note 13, Long-Term Debt.

The table below sets forth the total fair value of the revolving credit facility and related derivative and term loan and related derivative and warrant as of September 30, 2019 (in thousands):

	September 30, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
ABL Credit Facility	$123,029	$—	$123,029
ABL Credit Facility - derivative	—	541	541
Term Loan Credit Facility	91,590	—	91,590
Warrant	—	5,254	5,254
Term Loan Credit Facility - derivative	—	442	442
Less: Unamortized discount and deferred financing costs	(5,258)	(5,159)	(10,417)
Total	$209,361	$1,078	$210,439

11. Commitments and Contingencies

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

12. Revolving Credit Facilities

Credit Agreement

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Credit Agreement”). The Company refinanced its debt on July 16, 2019. At July 15, 2019, immediately preceding the refinancing, the Credit Agreement included a revolving commitment amount of $175.0 million and $160.0 million in the aggregate through September 25, 2019 and September 25, 2020, respectively (the “Credit Facility”). The Credit Agreement also provided the Company the right to increase the aggregate commitment amount by an additional $50.0 million. Outstanding borrowings under the Credit Facility were guaranteed by the Company’s material domestic subsidiaries, as defined in the Credit Agreement. The Company’s obligations under the Credit Agreement and such domestic subsidiaries’ guaranty obligations were secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit were 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

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

The terms of the Credit Agreement included various covenants, including covenants that require the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The most recent amendment to the Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018 and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ended March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The Company was in violation of the debt covenants under the Credit Agreement as of June 30, 2019; however, the Company successfully completed refinancing of its debt on July 16, 2019, which is further discussed below.

ABL Credit Agreement

On July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a loan and security agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders (the “ABL Credit Facility”). The Company used the initial proceeds from the ABL Credit Facility (in combination with the initial proceeds from the Term Loan Credit Facility discussed in Note 13, Long-Term Debt) to repay in full its existing Credit Facility, along with fees and transaction expenses incurred in connection with the closing of the ABL Credit Facility and for working capital purposes.

Some, but not all, lenders from the previous the Credit Agreement continued as lenders in the ABL Credit Agreement. Unamortized deferred financing fees associated with non-continuing lenders of $0.1 million were written off as a result of the refinancing.

The ABL Credit Facility consists of a $105.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for UK Revolver Loans (as defined in the ABL Credit Agreement), (ii) $10.5 million may be used for Swingline Loans (as defined in the ABL Credit Agreement), and (iii) $10.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $20.0 million following satisfaction

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

of certain conditions. The ABL Credit Facility matures on July 16, 2024. Advances under the ABL Credit Facility bear interest at either: (a) LIBOR (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for US LIBOR Loans and UK LIBOR Loans (each as defined in the ABL Credit Agreement); (b) the US Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 1.00% to 1.50% for US Base Rate Loans (as defined in the ABL Credit Agreement); or (c) the UK Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for UK Base Rate Loans (as defined in the ABL Credit Agreement).

The Company’s obligations under the ABL Credit Agreement are guaranteed by certain of its subsidiaries pursuant to a guaranty included in the ABL Credit Agreement. As security for the Company’s and its subsidiaries’ obligations under the ABL Credit Agreement, each of the Company and the subsidiaries party thereto have granted: (i) a first priority lien on the Company’s and such subsidiaries’ accounts receivable, chattel paper (to the extent evidencing accounts receivable), inventory, deposit accounts, general intangibles related to the foregoing and proceeds related thereto; and (ii) a second-priority lien on substantially all its other tangible and intangible personal property, including the capital stock of certain of the Company’s direct and indirect subsidiaries. The priority of the liens is described in an intercreditor agreement between Bank of America, N.A. as ABL Agent and TCW Asset Management Company LLC as Term Agent (the “Intercreditor Agreement”).

The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. In addition, the ABL Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The ABL Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the ABL Credit Agreement to be in full force and effect, and a change of control of the Company’s business. The usage and total commitment of these Loans shall not exceed the respective borrowing base set forth in the ABL Credit Agreement.

Within the ABL Credit Agreement, there is a cash dominion requirement for the United States ("US") and United Kingdom ("UK"). In the United States, Bank of America, N.A. (the agent) shall only exercise cash dominion and apply all customer collections of the US borrowers to US obligations when a Trigger Period exists, as defined in the ABL Credit Agreement. In the United Kingdom, all customer collections of the UK borrowers will be applied on a daily basis to any outstanding UK obligations and any credit balance will be transferred back to an account of the UK borrowers. The customer collections of the UK borrowers are only applied against the UK obligations. As a result of the cash dominion, the amount outstanding under the ABL Credit Agreement for UK borrowers has been classified as a current obligation. The amount outstanding under the ABL Credit Agreement for US borrowers has been classified as a long-term obligation, as no Trigger Period has yet occurred nor is considered probable. The amounts outstanding under the ABL Credit Agreement as of September 30, 2019 for the UK borrowers and the US borrowers are $4.6 million and $76.9 million, respectively.

At the time of the Company’s debt refinancing, there was $0.3 million of unamortized debt issuance fees associated with lenders under both the prior Credit Agreement and the ABL Credit Agreement. Additionally, the Company incurred $1.7 million of deferred financing fees related to the financing transaction described above. The aforementioned deferred financing fees are presented as an asset and amortized on a straight-line basis over the term of the ABL Credit Agreement. Amortization of deferred financing fees is recorded in interest expense and was approximately $0.1 million.

The Company has determined that the interest rate reset features embedded in the ABL Credit Agreement constitute an embedded derivative (collectively, the “ABL Embedded Derivative”) which has been bifurcated from the ABL Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded immaterial interest expense for the amortization of the ABL Embedded Derivative discount through September 30, 2019.

The following schedule shows the change in fair value of the ABL Embedded Derivative at September 30, 2019 (in thousands):

December 31, 2018	$—
Issuance of associated debt (July 16, 2019)	599
Change in fair value	(58)
September 30, 2019	$541

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statements of Comprehensive Loss. Refer to Note 10, Fair Value Measurement, for further discussion.

The Company’s ABL Credit Facility at September 30, 2019 is summarized as follows (in thousands):

ABL Credit Facility outstanding	$81,472
Less: Current portion of ABL Credit Facility for UK Borrowings	(4,585)
Long-term portion of ABL Credit Facility	76,887
Less: ABL Embedded Derivative Discount(1)	(599)
ABL Embedded Derivative Liability(2)	541
Total Revolving credit facility - non-current	$76,829

(1) Original value of embedded derivative at July 16, 2019, less amortization. (2) Value of embedded derivative as of September 30, 2019.

At September 30, 2019, the Company had $1.3 million of letters of credit outstanding which have not been drawn upon.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. On July 16, 2019, the Company modified the Facility to decrease the total revolving commitment amount from $5.0 million to $1.0 million. All other terms of the Facility remained unchanged. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At September 30, 2019, the Company had $0.5 million of unused availability under the Facility.

13. Long-Term Debt

On July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a loan and security agreement (the “Term Loan Credit Agreement”) with TCW Asset Management Company LLC, as administrative agent and collateral agent, and the financial institutions party thereto as lenders (the “Term Loan Credit Facility”).

The Term Loan Credit Facility consists of a $100.0 million term loan facility. The Term Loan Credit Facility matures on July 16, 2024. Principal on the Term Loan Credit Facility is due in quarterly installments, commencing on September 30, 2019, in an amount equal to $1.3 million per quarter during the first year of the Term Loan Credit Facility and $2.5 million each quarter thereafter. The loans under the Term Loan Credit Facility bear interest at either: (a) the LIBOR Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin ranging from 6.25% to 10.75%; or (b) the Prime Rate (as defined in the Term Loan Credit Agreement), plus an applicable margin ranging from 5.25% to 9.75%.

The Company’s obligations under the Term Loan Credit Agreement are guaranteed by certain of its subsidiaries pursuant to a guaranty included in the Term Loan Credit Agreement. As security for the Company’s and its subsidiaries’ obligations under the Term Loan Credit Agreement, each of the Company and the subsidiaries party thereto have granted: (i) a first priority lien on substantially all its tangible and intangible personal property (other than the assets described in the following clause (ii)), including the capital stock of certain of the Company’s direct and indirect subsidiaries, and (ii) a second priority lien on its accounts receivable, chattel paper (to the extent evidencing accounts receivable), inventory, deposit accounts, general intangibles related to the foregoing and proceeds related thereto. The priority of the liens is described in the Intercreditor Agreement.

The Term Loan Credit Agreement contains a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Agreement also contains customary events of default,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Agreement to be in full force and effect, and a change of control of the Company’s business. The principal outstanding as of September 30, 2019 is $98.8 million.

The Company has determined the interest rate reset features embedded in the Term Loan Credit Agreement constitute an embedded derivative (collectively, the “Term Loan Embedded Derivative”) which has been bifurcated from Term Loan Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded immaterial interest expense for the amortization of the Term Loan Embedded Derivative discount through September 30, 2019.

The following schedule shows the change in fair value of the Term Loan Embedded Derivative at September 30, 2019 (in thousands):

December 31, 2018	$—
Issuance of associated debt (July 16, 2019)	481
Change in fair value	(39)
September 30, 2019	$442

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statements of Comprehensive Loss. Refer to Note 10, Fair Value Measurement, for further discussion.

In connection with the closing of the Term Loan Credit Agreement, the Company issued a Warrant (as defined below) to Macquarie US Trading LLC, an affiliate of TCW Asset Management Company LLC, to purchase fully paid and non-assessable shares of common stock of the Company. The Warrant is initially exercisable for an aggregate of 1,335,337 shares of the Company’s common stock with a per share exercise price of $0.01 (the “Initial Warrant”). The Initial Warrant is exercisable on or after (A) the date which is 10 days after the earlier of (x) the date that the Company delivers its financial statements for the fiscal quarter ending March 31, 2020 to the administrative agent and (y) May 15, 2020 (the “First Quarter Reporting Period End Date”) through (B) July 16, 2024.

In addition, if either (x) the Total Leverage Ratio (as defined in the Term Loan Credit Agreement) as of March 31, 2020 for the four (4) consecutive fiscal quarter period then ended is greater than 4.25 to 1.00 or (y) the Company fails to deliver financial statements to the administrative agent as required by the Term Loan Credit Agreement for the fiscal quarter ending March 31, 2020, then from the First Quarter Reporting Period End Date through July 16, 2024, the Warrant shall also be exercisable for an additional 2.49% of the Company’s common stock calculated on a fully-diluted basis (the “Additional Warrant” or “Contingent Warrant” and together with the Initial Warrant, the “Warrant”).

The Warrant may be exercised on a cashless basis, and the number of shares for which the Warrant are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant. In addition, the holder of the Warrant is entitled to certain piggyback registration rights.

In the event that the Total Leverage Ratio is less than 4.00 to 1.00 at any time between April 1, 2020 and March 31, 2021 (the “Buyback Period”) based on financial statements delivered to agent pursuant to the terms of the Term Loan Credit Agreement, and calculated on a pro forma basis factoring in the repurchase described in the Warrant, then on any day during the Buyback Period, the Company shall be permitted, upon 5 business days prior written notice given to Holder, to repurchase either (x) any portion of the Warrant not yet exercised and/or (y) any shares of common stock received from the Company pursuant to prior exercise of the Warrant, in each case at the Applicable Buyback Price (as defined in the Warrant) by paying cash to the Holder (“Buyback Option”).

The Initial Warrant was recorded as a liability at fair value and will be treated as a discount on the associated debt. The following schedule shows the change in fair value of the Initial Warrant at September 30, 2019 (in thousands):

December 31, 2018	$—
Issuance of initial warrant (July 16, 2019)	4,304
Change in fair value	950
September 30, 2019	$5,254

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statements of Comprehensive Loss. The fair value associated with the Contingent Warrant is considered de minimis at September 30, 2019.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The Term Loan is presented net of the related original issue discount (“OID”), which was $8.5 million on the issuance date of July 16, 2019. Accretion of OID is included in interest expense. The Company incurred $3.7 million of deferred financing fees related to the Term Loan Credit Agreement that has been recorded as a debt discount. The combined debt discount from the Initial Warrant liability, the Term Loan Embedded Derivative liability, and the debt issuance fees is being amortized into interest expense over the term of the Term Loan Credit Facility using the effective interest method. The Company recorded interest expense for the amortization of the Initial Warrant liability and Term Loan Embedded Derivative liability debt discounts of $0.2 million for the three and nine months ended September 30, 2019 and recorded an additional $0.2 million of interest expense for the amortization of the debt issuance fees for the three and nine months ended September 30, 2019.

The Company’s Term Loan Credit Facility at September 30, 2019 is summarized as follows (in thousands):

Term Loan Credit Facility outstanding	$98,750
Less: Current portion of Term Loan Credit Facility	(6,250)
Long-term portion of Term Loan Credit Facility	92,500
Less: Original Issue Discount(1)	(8,205)
Term Loan Embedded Derivative Liability(2)	442
Initial Warrant Liability(2)	5,254
Total Term Loan - Non-current	$89,991

(1) Original value of OID attributable to debt issuance costs, warrant liability and embedded derivatives at July 16, 2019, less amortization.
(2) Value of warrant liability and embedded derivatives as of September 30, 2019.

Remediation of Going Concern

The Company’s independent registered public accounting firm’s report on the Company’s December 31, 2018 consolidated financial statements contains an emphasis of a matter regarding substantial doubt about the Company’s ability to continue as a going concern. Following the successful refinancing of its debt described above and in Note 12, Revolving Credit Facilities, management completed an updated evaluation of the Company’s ability to continue as a going concern and has concluded the factors that raised substantial doubts about the Company’s ability to continue as a going concern that existed as of December 31, 2018 have successfully been alleviated.

14. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20.0 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ended May 31, 2019. As of September 30, 2019, the program purchase period had lapsed and shares are no longer available for purchase under this plan.

During the three and nine months ended September 30, 2019 and three months ended September 30, 2018, the Company did not repurchase any shares of its common stock under this program. During the nine months ended September 30, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker ("CODM"), manages the segments, evaluates financial results, and makes key operating decisions. During the third quarter of 2018, the Company changed its reportable segments. The Company is now organized and managed by the CODM as three operating segments: North America, EMEA and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia; and the LATAM segment includes operations in Mexico, Central America, and South America. Other consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

The table below presents financial information for the Company’s reportable segments and Other for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	North America	EMEA	LATAM	Other	Total
Three Months Ended September 30, 2019
Revenue from third parties	$201,868	$64,352	$20,305	$—	$286,525
Revenue from other segments	1,952	3,264	14	(5,230)	—
Total revenue	$203,820	$67,616	$20,319	$(5,230)	$286,525
Adjusted EBITDA(1)	$18,363	$3,907	$571	$(11,233)	$11,608

Three Months Ended September 30, 2018
Revenue from third parties	$181,363	$68,890	$20,597	$—	$270,850
Revenue from other segments	622	2,151	100	(2,873)	—
Total revenue	$181,985	$71,041	$20,697	$(2,873)	$270,850
Adjusted EBITDA(1)	$14,627	$4,619	$1,082	$(8,085)	$12,243

	North America	EMEA	LATAM	Other	Total
Nine Months Ended September 30, 2019
Revenue from third parties	$590,452	$187,014	$60,350	$—	$837,816
Revenue from other segments	3,165	7,624	18	(10,807)	—
Total revenue	$593,617	$194,638	$60,368	$(10,807)	$837,816
Adjusted EBITDA(1)	$54,964	$10,726	$1,447	$(35,315)	$31,822

Nine Months Ended September 30, 2018
Revenue from third parties	$565,243	$198,229	$63,884	$—	$827,356
Revenue from other segments	2,993	7,679	178	(10,850)	—
Total revenue	$568,236	$205,908	$64,062	$(10,850)	$827,356
Adjusted EBITDA(1)	$50,215	$6,929	$2,913	$(32,278)	$27,779

(1)
Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, restructuring charges, various one-time professional fees, executive search expenses, and other charges itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help investors better understand trends in its business results over time. The Company’s management team uses Adjusted EBITDA to evaluate the performance of the business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of the Company’s overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition the Company uses may not be comparable to similarly titled measures reported by other companies.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles Adjusted EBITDA to loss before income taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Adjusted EBITDA	$11,608	$12,243	$31,822	$27,779
Depreciation and amortization	(3,090)	(3,265)	(8,939)	(10,438)
Stock-based compensation expense	(1,784)	(801)	(3,925)	(3,624)
Goodwill impairment	—	(27,887)	—	(27,887)
Intangible and long-lived asset impairment	—	(16,818)	—	(16,818)
Stock appreciation rights market-to-market	(248)	—	(294)	—
Restructuring charges	(3,055)	(3,142)	(10,687)	(3,142)
Senior leadership transition and other employee-related costs	—	(1,153)	—	(1,153)
Obsolete retail inventory	—	(950)	—	(950)
Professional fees related to control remediation	(378)	(1,358)	(918)	(1,895)
Executive search fees	—	—	(80)	(235)
Professional fees related to ASC 606 implementation	—	—	—	(1,092)
Sales and use tax audit	—	—	(1,235)	—
Other professional fees	(967)	(81)	(1,343)	(162)
Income (loss) from operations	2,086	(43,212)	4,401	(39,617)
Interest income	37	19	239	135
Interest expense	(4,376)	(1,769)	(9,608)	(4,854)
Other, net	(1,736)	(301)	(2,196)	(1,734)
Loss before income taxes	$(3,989)	$(45,263)	$(7,164)	$(46,070)

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

As of September 30, 2019, we had more than 2,100 employees in approximately 30 countries. For the nine months ended September 30, 2019 we generated global revenue from third parties of $590.5 million in the North America segment, $187.0 million in the EMEA segment, and $60.4 million in the LATAM segment.

On August 1, 2019, the Company acquired Madden Communications’ ("Madden") marketing execution business. The transaction includes certain assets, contracts for customers in the beer, wine, and spirits sector, and logistics and creative solutions; however, the acquisition is considered immaterial for the Company's financial statements.

Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. In addition, we believe the opportunity exists to expand our business through acquisition and entry into new geographic markets.

Revenue

We generate revenue through the procurement of marketing materials for our clients. Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers plus our gross profit. Our gross profit margin may be fixed by contract or may depend on prices negotiated on a job-by-job basis. Once the client accepts our pricing terms, the selling price is established, and we arrange shipment of the product. The product is shipped directly from our supplier or from our warehouse to a destination specified by our client. Upon shipment, we invoice our client for the product as well as for shipping and handling.

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

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists primarily of the price at which we purchase products from our suppliers. We procure product for our own account and generally take full title and risk of loss upon shipment. Cost of goods sold also includes shipping and handling costs. Our gross profit is determined by the selling prices of the product and shipping charges less the cost of the product and shipping costs.

Operating Expenses and Income (Loss) from Operations

Our selling, general and administrative expenses consist of commissions paid to our account executives, compensation costs for our management team and production managers as well as compensation costs for our finance and support employees. In addition, selling, general and administrative expenses include public company expenses, facilities fees, travel and entertainment expenses, corporate systems fees, and legal and accounting fees.

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

Comparison of three months ended September 30, 2019 and 2018

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	% of Total	2018	% of Total

North America	$201,868	70.4%	$181,363	67.0%
EMEA	64,352	22.5%	68,890	25.4%
LATAM	20,305	7.1%	20,597	7.6%
Revenue from third parties	$286,525	100.0%	$270,850	100.0%

North America

North America revenue increased by $20.5 million, or 11.3%, in the three months ended September 30, 2019 over the corresponding period in 2018. The increase in revenue relates primarily to new business as well as growth from existing enterprise clients.

EMEA

EMEA revenue decreased by $4.5 million, or 6.6%, in the three months ended September 30, 2019 over the corresponding period in 2018. The decrease was a result of growth that was more than offset by foreign currency impacts and declines or delays in marketing spend by certain clients.

LATAM

LATAM revenue decreased by $0.3 million, or 1.4%, in the three months ended September 30, 2019 over the corresponding period in 2018.

Cost of goods sold

Cost of goods sold increased by $11.5 million, or 5.6%, in the three months ended September 30, 2019 over the corresponding period in 2018. The increase is related to the increase in our revenue. Our cost of goods sold as a percentage of revenue was 76.2% and 76.4% during the three months ended September 30, 2019 and 2018, respectively.

Gross profit margin

Gross profit margin was 23.8% and 23.6% during the three months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by operating efficiencies in North America and improved customer mix in EMEA.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $3.8 million, or 6.8%, in the three months ended September 30, 2019 over the corresponding period in 2018. The increase was driven by an increase in bonus expense and increases in salaries and benefits related to our acquisition of Madden Communications on August 1, 2019 (the "Madden acquisition") and temporary finance professional staff necessary to build out of the finance organization and support the Company's remediation and transformation efforts. As a percentage of gross profit, selling, general and administrative expenses also increased to 87.9% for the three months ended September 30, 2019 compared to 87.7% for the three months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by $0.2 million, or 5.4%, in the three months ended September 30, 2019 compared to the corresponding period in 2018. The decrease is due to lower amortization resulting from impairment charges to intangible assets in 2018.

Goodwill impairment

During the quarter ended September 30, 2018, we recognized a $27.9 million non-cash, goodwill impairment charge. Of the total charge, $7.1 million related to the LATAM segment, and $20.8 million related to the EMEA segment. No tax benefit was recognized on such charge, and this charge had no impact on our cash flows or compliance with debt covenants.

Intangible and long-lived asset impairment

During the quarter ended September 30, 2018, we recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment. In the third quarter of 2018, we also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in EMEA.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. For the three months ended September 30, 2019 and 2018, we recognized $3.1 million and $3.1 million, respectively, in restructuring charges.

Income (loss) from operations

Income (loss) from operations increased by $45.3 million in the three months ended September 30, 2019 over the corresponding period in 2018. As a percentage of revenue, income (loss) from operations was 0.7% and (16.0)% during the three months ended September 30, 2019 and 2018, respectively. As a percentage of gross profit, income (loss) from operations was 3.1% and (67.5)% during the three months ended September 30, 2019 and 2018, respectively. The increase is primarily attributable to the impairment charges recognized during the quarter ended September 30, 2018, lower amortization resulting from the impairment and higher gross profit offset by an increase in selling, general and administrative expenses.

Other expense

Other expense increased by $4.0 million in the three months ended September 30, 2019 over the corresponding period in 2018 primarily as a result of higher interest expense and foreign currency impacts.

Income tax expense

Income tax expense decreased by $(1.5) million in the three months ended September 30, 2019 over the corresponding period in 2018. Our effective tax rate was 45.5% and 0.7% for the three months ended September 30, 2019 and 2018, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

Net loss

Net loss decreased by $42.8 million, or 95.2%, in the three months ended September 30, 2019 over the corresponding period in 2018. Net loss as a percentage of revenue was (0.8)% and (16.6)% during the three months ended September 30, 2019 and 2018, respectively. Net loss as a percentage of gross profit was (3.2)% and (70.2)% during the three months ended September 30, 2019 and 2018, respectively. The decrease in net loss is attributable to the impairment charges recognized during the quarter ended September 30, 2018, lower amortization resulting from the impairment and higher gross profit, offset by higher selling, general and administrative expenses.

Comparison of nine months ended September 30, 2019 and 2018

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Nine Months Ended September 30,
	2019	% of Total	2018	% of Total

North America	$590,452	70.5%	$565,243	68.3%
EMEA	187,014	22.3%	198,229	24.0%
LATAM	60,350	7.2%	63,884	7.7%
Revenue from third parties	$837,816	100.0%	$827,356	100.0%

North America

North America revenue increased by $25.2 million, or 4.5%, in the nine months ended September 30, 2019 over the corresponding period in 2018. The increase in revenue relates to new business as well as continued growth from existing enterprise clients.

EMEA

EMEA revenue decreased by $11.2 million, or 5.7%, in the nine months ended September 30, 2019 over the corresponding period in 2018. The decrease was primarily related to foreign currency impacts and declines or delays in marketing spend by certain clients.

LATAM

LATAM revenue decreased by $3.5 million, or 5.5%, in the nine months ended September 30, 2019 over the corresponding period in 2018. The decrease was a result of declines in marketing spend by certain clients.

Cost of goods sold

Cost of goods sold increased by $7.0 million, or 1.1%, in the nine months ended September 30, 2019 over the corresponding period in 2018. Cost of goods sold as a percentage of revenue was 76.3% and 76.4% during the nine months ended September 30, 2019 and 2018, respectively.

Gross profit margin

Gross profit margin was 23.7% and 23.6% during the nine months ended September 30, 2019 and 2018, respectively. The increase was primarily driven by better customer mix in EMEA.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $1.9 million, or 1.1%, in the nine months ended September 30, 2019 over the corresponding period in 2018. The decrease was driven by the Company’s restructuring and other cost reduction initiatives, partially offset by an increase in bonus expense and increases in salaries and benefits related to the Madden acquisition, higher legal fees and additional sales tax resulting from a sales tax audit. As a percentage of gross profit, selling, general and administrative expenses also decreased to 87.9% for the nine months ended September 30, 2019 compared to 90.4% for the nine months ended September 30, 2018.

Depreciation and amortization

Depreciation and amortization expense decreased by $1.5 million, or 14.4%, in the nine months ended September 30, 2019 over the corresponding period in 2018. The decrease is due to lower amortization resulting from impairment charges to intangible assets in 2018.

Goodwill impairment

During the quarter ended September 30, 2018, we recognized a $27.9 million non-cash, goodwill impairment charge. Of the total charge, $7.1 million related to the LATAM segment, and $20.8 million related to the EMEA segment. No tax benefit was recognized on such charge, and this charge had no impact on our cash flows or compliance with debt covenants.

Intangible and long-lived asset impairment

During the quarter ended September 30, 2018, we recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment, and $13.2 million related to the EMEA segment. In the third quarter of 2018, we also recognized a $3.0 million non-cash, long-lived asset impairment charge related to a legacy ERP system in EMEA.

Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. For the nine months ended September 30, 2019 and 2018, we recognized $10.7 million and $3.1 million, respectively, in restructuring charges.

Income (loss) from operations

Income (loss) from operations increased by $44.0 million in the nine months ended September 30, 2019 over the corresponding period in 2018. As a percentage of revenue, income (loss) from operations was 0.5% and 4.8% during the nine months ended September 30, 2019 and 2018, respectively. As a percentage of gross profit, income (loss) from operations was 2.2% and 20.3% during the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily attributable to impairment charges recognized during the nine months ended September 30, 2018, lower amortization resulting from the impairment and higher gross profit.

Other expense

Other expense increased by $5.1 million in the nine months ended September 30, 2019 over the corresponding period in 2018. The increase in expense was primarily driven by an increase in interest expense.

Income tax expense

Income tax expense decreased by $2.2 million in the nine months ended September 30, 2019 over the corresponding period in 2018. Our effective tax rate was 19.0% and (1.8)% for the nine months ended September 30, 2019 and 2018, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

 Net loss

Net loss decreased by $41.1 million, or 87.6%, in the nine months ended September 30, 2019 over the corresponding period in 2018. Net loss as a percentage of revenue was (0.7)% and (5.7)% during the nine months ended September 30, 2019 and 2018, respectively. Net loss as a percentage of gross profit was (2.9)% and (24.1)% during the nine months ended September 30, 2019 and 2018, respectively. The decrease in net loss is primarily attributable to impairment charges recognized during the nine months ended September 30, 2018, lower amortization resulting from the impairment and higher gross profit offset by higher interest expense.

Adjusted EBITDA

Adjusted EBITDA, which represents income from operations with the addition of depreciation and amortization, stock-based compensation expense, restructuring charges, various one-time professional fees, executive search expenses, and other charges itemized in the reconciliation table below, is considered a non-GAAP financial measure under SEC regulations. Income from operations is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies. Our Adjusted EBITDA by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended September 30,
	2019	% of Total	2018	% of Total
North America	$18,363	158.2%	$14,627	119.5%
EMEA	3,907	33.7%	4,619	37.7%
LATAM	571	4.9%	1,082	8.8%
Other(1)	(11,233)	(96.8)%	(8,085)	(66.0)%
Adjusted EBITDA	$11,608	100.0%	$12,243	100.0%

	Nine Months Ended September 30,
	2019	% of Total	2018	% of Total
North America	$54,964	172.7%	$50,215	180.8%
EMEA	10,726	33.7%	6,929	24.9%
LATAM	1,447	4.6%	2,913	10.5%
Other(1)	(35,315)	(111.0)%	(32,278)	(116.2)%
Adjusted EBITDA	$31,822	100.0%	$27,779	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended September 30, 2019 and 2018. Adjusted EBITDA decreased by $0.6 million, or 5.2%, in the three months ended September 30, 2019 over the corresponding period in 2018. North America Adjusted EBITDA increased by $3.7 million, or 25.5%, in the three months ended September 30, 2019 over the corresponding period in 2018 due to an increase in bonus expense and increases in selling, general and administrative expenses resulting from the Madden acquisition and additional customer account executives to support new business partially offset by higher revenue and an increase in gross margin . EMEA Adjusted EBITDA decreased by $0.7 million, or 15.4%, in the three months ended September 30, 2019 over the corresponding period in 2018 due to lower revenue offset by reduced operating expenses as a result of restructuring efforts. LATAM Adjusted EBITDA decreased by $0.5 million, or 47.2%, in the three months ended September 30, 2019 over the corresponding period in 2018 due to lower revenue and resulting lower gross profit. Other Adjusted EBITDA decreased by $3.1 million, or 38.9%, in the three months ended September 30, 2019 over the corresponding period in 2018 primarily due to increased expenses related to temporary finance professional staff necessary to build out of the finance organization and support the Company's remediation and transformation efforts.

Comparison of nine months ended September 30, 2019 and 2018. Adjusted EBITDA increased by $4.0 million, or 14.6%, in the nine months ended September 30, 2019 over the corresponding period in 2018. North America Adjusted EBITDA increased by $4.7 million, or 9.5%, in the nine months ended September 30, 2019 over the corresponding period in 2018 due to higher revenue, partially offset by an increase in bonus expense and an increase in selling, general and administrative expenses resulting from the Madden acquisition and additional customer account executives to support new business. EMEA Adjusted EBITDA increased by $3.8 million, or 54.8%, in the nine months ended September 30, 2019 over the corresponding period in 2018 due to customer mix and reduced expenses related to restructuring efforts. LATAM Adjusted EBITDA decreased by $1.5 million, or 50.3%, in the nine months ended September 30, 2019 over the corresponding period in 2018 due to lower revenue. Other Adjusted EBITDA decreased by $3.0 million, or 9.4%, due to increased expenses related to temporary finance professional staff necessary to build out of the finance organization and support the Company's remediation and transformation efforts.

The table below provides a reconciliation of net loss to Adjusted EBITDA for each of the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net loss	$(2,174)	$(44,937)	$(5,805)	$(46,921)
Income tax (benefit) expense	(1,815)	(326)	(1,359)	851
Interest income	(37)	(19)	(239)	(135)
Interest expense	4,376	1,769	9,608	4,854
Other expense (1)	1,736	301	2,196	1,734
Depreciation and amortization	3,090	3,265	8,939	10,438
Stock-based compensation expense	1,784	801	3,925	3,624
Stock appreciation rights marked to market	248	—	294	—
Goodwill impairment	—	27,887	—	27,887
Intangible and long-lived asset impairment	—	16,818	—	16,818
Restructuring charges	3,055	3,142	10,687	3,142
Professional fees related to ASC 606 implementation	—	—	—	1,092
Senior leadership transition and other employee-related costs	—	1,153	—	1,153
Obsolete retail inventory	—	950	—	950
Executive search fees	—	—	80	235
Professional fees related to control remediation	378	1,358	918	1,895
Sales and use tax audit	—	—	1,235	—
Other professional fees	967	81	1,343	162
Adjusted EBITDA	$11,608	$12,243	$31,822	$27,779
(1) Comprised primarily of foreign exchange (gain)/loss, change in fair value for warrants and derivatives features on the Company's debt facilities, and intercompany royalty recharges.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net loss, with the addition of goodwill, intangible and long-lived asset impairment charges, restructuring charges, senior leadership transition and other employee-related costs, obsolete inventory write-off, professional fees related to ASC 606 implementation, executive search fees, restatement-related professional fees, sales and use tax resulting from an audit and other professional fees divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies. Our adjusted diluted earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss	$(2,174)	$(44,937)	$(5,805)	$(46,921)
Goodwill impairment	—	27,887	—	27,887
Intangible and long-lived asset impairment, net of tax	—	14,037	—	14,037
Restructuring charges, net of tax	2,401	2,584	8,203	2,584
Senior leadership transition and other employee-related costs, net of tax	—	844	—	844
Obsolete inventory, net of tax	—	769	—	769
Professional fees related to ASC 606 implementation, net of tax	—	—	—	819
Executive search fees, net of tax	—	—	60	176
Professional fees related to control remediation, net of tax	281	984	683	1,387
Sales and use tax audit, net of tax	—	—	920	—
Other professional fees, net of tax	721	59	1,001	119
Fair value of warrants and derivatives	853	—	853	—
Foreign exchange loss (1)	773	—	773	—
Adjusted net income	$2,855	$2,227	$6,688	$1,701

GAAP Weighted-average shares outstanding – diluted	53,320	51,688	53,235	52,384
Effect of dilutive securities:
Employee stock options and restricted common shares	4	304	280	633
Adjusted Weighted-average shares outstanding – diluted	53,324	51,992	53,515	53,017
Adjusted diluted earnings per share	$0.05	$0.04	$0.12	$0.03
(1) Foreign exchange losses that represent a one-time loss and are related to foreign exchange risk in intercompany loans that are denominated in non-USD currencies as a result of the debt refinancing. The Company intends to convert these loans to equity by the end of 2019.

Comparison of three months ended September 30, 2019 and 2018. Adjusted diluted earnings per share increased by $0.01 in the three months ended September 30, 2019 over the corresponding period in 2018. The increase is primarily attributable to higher revenues, improved gross margin, and restructuring.

Comparison of nine months ended September 30, 2019 and 2018. Adjusted diluted earnings per share increased by $0.09 in the nine months ended September 30, 2019 over the corresponding period in 2018. The increase is primarily due to lower operating costs and restructuring.

Liquidity and Capital Resources

At September 30, 2019, we had $38.5 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash used in operating activities for the nine months ended September 30, 2019 was $9.8 million and consisted of a net loss of $5.8 million, offset by $17.4 million of non-cash items less an increase in working capital of $21.4 million. The working capital changes consisted of an increase in accounts receivable and unbilled revenue of $21.2 million, an increase in prepaid expenses and other assets of $29.1 million and an increase in inventory of $8.8 million less an increase in accounts payable and accrued expenses and other liabilities of $37.8 million. The change in other receivables is driven by an increase in product receivables for a consumer packaged goods client, which is a pass-through activity and is representative of the seasonal nature of the client's business.

Cash provided by operating activities for the nine months ended September 30, 2018 was $10.1 million and consisted of a net loss of $46.9 million, offset by $59.8 million of non-cash items and by $2.8 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of an increase in accounts payable of $20.4 million, an increase in inventories of $16.5 million, and an increase in prepaid expenses and other assets of $7.9 million, all of which were partially offset by a decrease in accounts receivable and unbilled revenue of $5.8 million and a decrease in accrued expenses and other liabilities of $4.6 million.

Investing Activities. Cash used in investing activities for the nine months ended September 30, 2019 and 2018 of $10.4 million and $7.8 million, respectively, was primarily attributable to capital expenditures and software development.

Financing Activities. Cash provided by financing activities for the nine months ended September 30, 2019 of $31.1 million was primarily attributable to proceeds from the term loan of $100.0 million, net borrowings under the new revolving credit facility of $81.5 million, partially offset by net repayments under the old revolving credit facility of $142.6 million, the payment of debt issuance costs of $5.5 million and payments on the term loan of $1.3 million.

Cash used in financing activities for the nine months ended September 30, 2018 of $3.3 million was primarily attributable to repurchases of common stock of $25.7 million, partially offset by net borrowings under the revolving credit facility of $23.2 million.

Share Repurchase Program

The share repurchase program described in Note 14, Share Repurchase Program, expired on May 31, 2019. During the three and nine months ended September 30, 2019 and the three months ended September 30, 2018, the Company did not repurchase any shares of its common stock under this program. During the nine months ended September 30, 2018, the Company repurchased 2.7 million shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60 per share under this program.

Revolving Credit Facilities and Long-Term Debt

On July 16, 2019. the Company refinanced its debt, which is further discussed in Note 12, Revolving Credit Facilities and in Note 13, Long-Term Debt. The new debt structure provides long-term capital with improved flexibility to support the Company’s growth plans. The Company intends to use excess cash from operations to pay off debt and supporting working capital needs.

The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The Term Loan Credit Agreement includes a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan

Credit Agreement. The Company is in compliance with all debt covenants in the ABL Credit Agreement and Term Loan Credit Agreement as of September 30, 2019.

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

Leases

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

Warrants, Embedded Derivatives and Fair Value

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company accounts for warrants issued in conjunction with its long-term debt and certain embedded derivatives in its revolving credit facility and long-term debt in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. Warrants that are not deemed to be indexed to the Company’s own stock are classified as liabilities at their fair values at the time of issuance. Embedded derivatives that are not deemed to be clearly and closely related to the host debt contract are bifurcated and recorded separately as a discount on the related debt facility. These liabilities were subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company's statement of operations. The fair values of the warrants and derivative liabilities are estimated using a Black-Scholes model and other valuation techniques. Further, the Company also discloses the fair value of its revolving credit facility and long-term debt facility using current market rates. Refer to Note 10, Fair Value Measurement.

Deferred Financing Fees and Debt Discounts

The Company accounts for debt issuance costs, warrants, and embedded derivative features as a discount on its long-term debt (the "original issue discount" or "OID"). Embedded derivative features related the Company's revolving credit facility are also treated as a discount on the long-term portion of the revolving credit facility. The OID on long-term debt is amortized using the effective interest rate method and is recognized in interest expense. The discount on the revolving credit facility is amortized using the straight line method and is recognized in interest expense. Deferred financing fees related to the Company's revolving credit facility are included in other assets and amortized using the straight line method over the term of the revolving credit facility.

As of September 30, 2019, except for the new critical accounting policies described above, there were no material changes to our critical accounting policies and estimates disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Interest Rate Risk

We have exposure to changes in interest rates on our term loan and revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $105.0 million revolving credit facility were fully drawn along with our $98.8 million term loan, a 1.0% increase in the interest rate would increase our annual interest expense by $2.04 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of September 30, 2019 was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian nuevo sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the nine months ended September 30, 2019, we derived approximately 31.0% of our revenue from international customers, and we expect revenue derived from outside the United States to increase in future periods as we continue to expand globally. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of, and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. For the three months ended September 30, 2019, the Company experienced more exposure to foreign exchange gains and losses related to the remeasurement of intercompany loan balances. The Company intends to convert these balances to equity in an effort to minimize exposure in future periods. For the nine months ended September 30, 2019, the foreign exchange gains and losses recorded have been immaterial to our financial statements. At this time we do not intend to, but in the future we may, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, due to material weaknesses in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2019.

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

Remediation Efforts

Our management continues to work to strengthen our internal control over financial reporting.  We are committed to ensuring that such controls are operating effectively.

We have taken significant steps to remediate our internal control deficiencies in revenue recognition and commissions expenses by redesigning and enhancing our controls, many of which are currently being tested for operating effectiveness in 2019. We are expecting to complete this remediation during 2019, pending results of the testing of our controls.
Specifically, to remediate deficiencies in revenue recognition controls, the Company has designed and implemented enhanced controls over contract review and approval of contract terms; implemented new policies over the operational processes supporting revenue recognition to ensure revenue was recorded at the appropriate transaction price in the proper period; added resources to train the process owners and to monitor compliance with the Company’s policies; and enhanced the precision of its controls over the review of unbilled revenue.
To remediate deficiencies in the controls over the commissions process, the Company has designed and implemented controls to ensure that systems used for commissions are updated with accurate data to reflect approved compensation arrangements, improved the review process over commissions expense and the related balance sheet accounts, and evaluated the completeness and accuracy of the reports and underlying data that support the commissions process.

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

Changes in Internal Control Over Financial Reporting

Except as described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 11, Commitments and Contingencies, to the Condensed Consolidated Financial Statements in this Form 10-Q.

Item 1A.         Risk Factors

There have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

The following table provides information relating to our purchase of shares of our common stock in the third quarter of 2019 (in thousands, except per share amounts):

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
July 1 - July 31, 2019	—	$—	—	—
August 1 - August 31, 2019	783	4.33	—	—
September 1 - September 30, 2019	20,989	4.02	—	—
Total	21,772	$4.03	—	—

(1) Represents shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.
(2) As noted within Note 14, Share Repurchase Program, the program purchase period lapsed on May 31, 2019, and shares are no longer available for purchase under the plan.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
4.1	Form of Warrant to Purchase Stock of InnerWorkings, Inc., dated as of July 16, 2019 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 16, 2019).

10.1
Loan and Security Agreement, dated as of July 16, 2019, by and among InnerWorkings, Inc. and certain direct and indirect subsidiaries of InnerWorkings, Inc., Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 16, 2019).

10.2
Loan and Security Agreement, dated as of July 16, 2019, by and among InnerWorkings, Inc., certain direct and indirect subsidiaries of InnerWorkings, Inc., TCW Asset Management Company LLC, as administrative agent and collateral agent, and the other lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 16, 2019).

10.3
Cooperation Agreement, dated August 9, 2019, by and among InnerWorkings, Inc. and Engaged Capital, LLC and certain of its affiliates (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 9, 2019).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File

*The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
**Submitted electronically with the Report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: November 12, 2019	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: November 12, 2019	By:	/s/ Donald W. Pearson
Donald W. Pearson
Chief Financial Officer