Form 10-K
period 2019-12-31
INNERWORKINGS INC
filed 2020-03-17
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number: 000-52170
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

The aggregate market value of the common equity held by non-affiliates of the registrant as of June 30th, 2019, the last business day of the registrant’s most recent completed second quarter, was $142,440,160 (based on the closing sale price of the registrant’s common stock on that date as reported on the Nasdaq Global Market).

As of March 13, 2020, the registrant had 52,142,896 shares of common stock, par value $0.0001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file with the Securities and Exchange Commission a proxy statement pursuant to Regulation 14A or an amendment to this report filed under cover of Form 10-K/A containing the information required to be disclosed under Part III of Form 10-K within 120 days of the end of its fiscal year ended December 31, 2019. Portions of such proxy statement or Form 10-K/A are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our Company

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of more than 12,000 global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

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

We generate revenue by procuring marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting and cable, and transportation.

We were formed in 2001, commenced operations in 2002, and converted from a limited liability company to a Delaware corporation in 2006. Our corporate headquarters are located in Chicago, Illinois. For the year ended December 31, 2019, our annual revenue was $1.2 billion, and we operated in 58 global office locations.

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

To become more competitive, many large corporations seek to focus on their core competencies and outsource non-core business functions, which typically include marketing execution. We seek to capitalize on the trends impacting the marketing supply chain and the movement towards outsourcing of non-core business functions by leveraging our proprietary technology, deep domain expertise, extensive supplier network and purchasing power.

Our Solution

Utilizing our proprietary technology and data, we provide our clients a global solution to procure and deliver marketing materials at favorable prices. Our network of more than 12,000 global suppliers offers a wide variety of products and a full range of print, fulfillment and logistics services.

Our procurement software and database seeks to capitalize on excess manufacturing capacity and other inefficiencies in the traditional supply chain for marketing materials. We believe that the most competitive prices we obtain from our suppliers are offered by the suppliers with the most unused capacity. We utilize our technology to:

•	greatly increase the number of suppliers that we can access on behalf of our clients or that our clients can access efficiently;

•	obtain favorable pricing and deliver high quality products and services for our clients; and

•	aggregate our purchasing power.

Our proprietary technology and data streamline the procurement process for our clients by eliminating inefficiencies within the traditional marketing supply chain and expediting production. However, our technology cannot manage all of the variables associated with procuring marketing materials, which often involves extensive collaboration among numerous parties. Effective management of the procurement process requires dedicated and experienced personnel working closely with both clients and suppliers. Our account executives and production managers perform that critical function.

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

Each client is assigned an account executive and one or more production managers, who develop relationships with client personnel responsible for authorizing and making purchases. Our largest clients often are assigned multiple production managers. In certain cases, our production managers function on-site at the client's offices. Whether on-site or off-site, a production manager functions as a virtual employee of the client. As of December 31, 2019, we had approximately 600 production managers and account executives, including over 200 working on-site at our clients' offices.

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

Our Clients

We procure marketing materials for corporate clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, food and beverage, broadcasting and cable and transportation. Our clients also include manufacturers that outsource jobs to us because they do not have the requisite capabilities or capacity to complete an order. Our services are provided under long-term contracts, purchase orders, or other contractual arrangements, and the scope and terms of these contracts vary by client. For the years ended December 31, 2019, 2018, and 2017, our largest customer accounted for 5%, 5%, and 5% of our revenue, respectively. Revenue from our top ten clients accounted for 26%, 27%, and 28% of our revenue in 2019, 2018, and 2017, respectively.

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

We offer comprehensive fulfillment and logistics services, such as kitting and assembly, inventory management and pre-sorting postage. These services are often essential to the completion of the finished product. For example, we assemble multi-level direct mailings, insurance benefits packages and coupons and promotional incentives that are included with credit card and bank statements. We also provide creative services, including copywriting, graphics and website design, identity work and marketing collateral development and pre-media services, such as image and print-ready page processing and proofing capabilities. Our e-commerce and online collaboration technology empowers our clients with branded self-service e-commerce websites that prompt quick and easy online ordering, fulfillment, tracking and reporting.

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

Our Supplier Network

Our global network of more than 12,000 suppliers includes graphic designers, paper mills and merchants, digital imaging companies, specialty binders, finishing and engraving firms, fulfillment and distribution centers and manufacturers of displays and promotional items.

These suppliers have been selected from among thousands of potential suppliers worldwide on the basis of price, quality, delivery and customer service. We direct requests for quotations to potential suppliers based on historical pricing data, quality control rankings, and geographic proximity to a client or other criteria specified by our clients. In 2019, our top ten suppliers accounted for approximately 22% of our cost of goods sold in the aggregate and no supplier accounted for more than 5% of our cost of goods sold.

We have established a quality control program that is designed to ensure that we deliver high-quality products and services to our clients through the suppliers in our network.

Sales and Marketing

Our sales and account executives sell our marketing execution solutions to corporate clients. Our client engagement professionals support the sales and account executives with project execution and account management. As of December 31, 2019, we had approximately 350 sales executives, account executives, and client engagement professionals. Our agreements with our sales and account executives require them to market and sell our solutions on an exclusive basis and contain non-compete and non-solicitation provisions that apply during and for a specified period after the term of their service.

We expect to continue our growth by recruiting and retaining highly qualified account executives and providing them with the tools to be successful in the marketplace. There are a large number of experienced sales representatives globally, and we believe that we will be able to identify additional qualified account executives from this pool of individuals. We also expect to augment our sales force through selective acquisitions of other businesses that offer marketing execution services, including brokers that employ experienced sales personnel with established client relationships.

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

Our IT infrastructure provides a high level of security for our proprietary database. The storage system for our proprietary data is designed to ensure that power and hardware failures do not result in the loss of critical data. The proprietary data is protected from unauthorized access through a combination of physical and logical security measures, including firewalls, antivirus software, intrusion detection software, password encryption and physical security, with access limited to authorized personnel. In addition to our security infrastructure, our system data is backed up and stored in a redundant facility on a daily basis to prevent the loss of our proprietary data due to catastrophic failures or natural disasters. We test our overall IT recovery ability, co-location facility, and our back-up processes annually to verify that we can recover our business critical systems in a timely fashion.

Employees

As of December 31, 2019, we had approximately 2,100 employees in over 20 countries. We consider our employee relations to be strong.

Available Information

We make available, free of charge through our website, www.inwk.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, including exhibits and any amendments to those reports, filed with or furnished to the Securities and Exchange Commission ("SEC"). We make these reports available through our website as soon as reasonably practicable after our electronic filing of such materials with or the furnishing of them to, the SEC. The information contained on our website is not a part of this Annual Report on Form 10-K and shall not be deemed incorporated by reference into this Annual Report on Form 10-K or any other public filing made by us to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov.

Item 1A.	Risk Factors

Set forth below are certain risk factors that could harm our business, results of operations and financial condition. You should carefully read the following risk factors, together with the financial statements, related notes and other information contained in this Annual Report on Form 10-K. Our business, financial condition and operating results may suffer if any of the following risks are realized. If any of these risks or uncertainties occur, the trading price of our common stock could decline and you might lose all or part of your investment. There may be additional risks of which we are not presently aware or that we currently believe are immaterial that could have an adverse impact on our business. This Annual Report on Form 10-K contains forward-looking statements that contain risks and uncertainties. Please refer to the discussion of “forward-looking statements” on page four of this Annual Report on Form 10-K in connection with your consideration of the risk factors and other important factors that may affect future results described below.

Risks Related to Our Business

A significant or prolonged economic downturn or a decline in the demand for marketing materials, could adversely affect our revenue and results of operations.
Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the volume of marketing materials that our clients order from us. Reduced demand from one of these industries or markets could negatively affect our revenue, operating income and profitability.

Our results could be negatively impacted by a global or regional epidemic or similar event.
We operate in approximately 50 countries, including China, Italy, Spain, France and Germany. In aggregate, revenue from outside of the United States represented 30% of our company’s total revenue for the year ended December 31, 2019. For some of the products and services we sell, including branded merchandise, retail displays and luxury packaging, we have historically sourced many of our goods from manufacturers and other suppliers in China.  As a result, an epidemic or similar event in any location where we, our suppliers, or our clients operate, could result in serious harm to our business and operating results if it depresses demand for marketing materials or results in major disruptions or delays in our supply chain.  Following the early 2020 outbreak of COVID-19 coronavirus, many of our suppliers in China temporarily halted manufacturing, and have only recently restarted production. The recent spread of COVID-19 in the United States, our largest market, has also raised concerns about a possible recession, and created substantial uncertainty about the expectations for marketing spend in the near term.  In addition, for some products and services we sell, including retail displays and warehouse and logistics services, our ability to complete orders and earn revenues depends in part on the physical performance of services by our personnel at a specific location, such as a client retail location or one of our warehouses. Due to temporary travel restrictions imposed by various countries in Europe and elsewhere, including the Czech Republic where our retail displays business is based, we may face delays in our ability to complete retail display installations for some clients. Moreover, we have historically relied on in-person selling efforts by our sales executives to secure long-term client contracts.  In the short-term, precautionary measures taken by many companies around the world to limit in-person workplace contact in order to reduce the potential for employee exposure to COVID-19 could extend the time required to secure new client contracts. If our business is materially affected by the recent outbreak of the COVID-19 coronavirus, or by similar widespread outbreaks of contagious disease in the future, it could have a material adverse impact on our operating results or financial condition.

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

We also compete with a number of management firms and brokers. Several of these competitors offer outsourced procurement services or enterprise software applications for the marketing industry. These competitors or new competitors that enter the market may also offer procurement services similar to and competitive with, or superior to, our current or proposed offerings and may achieve greater market acceptance. In addition, a software solution and database similar to our proprietary technology could be created over time by a competitor with sufficient financial resources and comparable industry experience. If our competitors are successful in selling and providing comparable services, we could lose clients and our market share could decline.

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
A significant portion of our revenue is derived from a relatively limited number of large clients. Revenue from our top ten clients accounted for 26%, 27%, and 28% of our revenue during the years ended December 31, 2019, 2018, and 2017, respectively. Our largest client accounted for 5%, 5%, and 5% of our revenue in 2019, 2018, and 2017, respectively. We cannot guarantee that we will maintain or improve our relationships with these clients or that we will continue to provide services to these clients at historical levels. In the future, there may be a loss or reduction in business from one or more of our large clients. The loss or significant reduction of business from our major clients would adversely affect our results of operations.

Additionally, in general, we take full title and risk of loss for the products we procure from our suppliers. Our obligation to pay our suppliers is not contingent upon receipt of payment from our clients. If any of our key clients fails to pay for our services, our profitability would be negatively impacted.

We may face difficulties operating profitably in countries in which we have limited operating experience.
Aggregate revenue from outside of the United States represented 30%, 32%, and 31% of total revenue for the years ended December 31, 2019, 2018, and 2017, respectively. We expect our global footprint to continue evolving, which may involve expanding into countries other than those in which we currently operate or increasing our operations in countries where we currently have limited operations and resources. Our business outside of the United States is subject to various risks, including:

•	changes in economic and political conditions;

•
changes in and compliance with international and domestic laws and regulations, including anti-corruption laws such as the U.S. Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act and data privacy laws such as the European Union General Data Protection Regulation;

•	wars, civil unrest, acts of terrorism and other conflicts;

•	natural disasters, pandemics and health crises (such as the recent coronavirus outbreak);

•	compliance with and changes in tariffs, trade restrictions, trade agreements and taxation;

•	difficulties in managing or overseeing foreign operations;

•	limitations on the repatriation of funds because of foreign exchange controls;

•	political and economic corruption;

•	less developed and less predictable legal systems than those in the United States; and

•	intellectual property laws of countries which do not protect our intellectual property rights to the same extent as the laws of the United States.

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
On January 31, 2020, the United Kingdom formally withdrew from the European Union. Pursuant to the Withdrawal Agreement Bill, the United Kingdom will remain in the European Union's free market and customs union until December 31, 2020. On January 1, 2021, the United Kingdom will withdraw from the free market and customs union, and trade between the European Union and the United Kingdom will be subject to border controls. During the transition, the parties will negotiate a free trade agreement to manage future trade in goods and services. However, it is possible that an agreement will not be reached within the transition period, and there remains significant uncertainty about the terms of the future trade relationship between the European Union and the United Kingdom. We conduct a portion of our business in both the United Kingdom and the European Union. In 2019, we generated 8.2% of our revenue in the United Kingdom and 8.7% in other countries within the European Union. Our supply chain depends on the free flow of goods in those regions. The ongoing uncertainty and likely re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of the United Kingdom's withdrawal from the European Union on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

Changes in U.S. administrative policy, including changes to existing trade agreements and any resulting changes in international relations, could adversely affect our financial performance and supply chain economics.
As a result of changes to U.S. administrative policy, among other possible changes, there may be (i) changes to existing trade agreements; (ii) greater restrictions on free trade generally; and (iii) significant increases in tariffs on goods imported into the United States, particularly those manufactured in China, Mexico and Canada. China is currently a leading global source of promotional marketing products, such as branded merchandise and barware, sold in the United States, and Canada supplies a substantial percentage of the pulp and paper used by the U.S. printing industry. In January 2020, the United States signed the "Phase 1" trade agreement with China, effective in February 2020, which created a temporary tariff truce with China. The United States, Mexico and Canada signed the United States-Mexico-Canada Agreement ("USMCA"), the successor agreement to the North American Free Trade Agreement ("NAFTA"). The USMCA has been ratified by Mexico and the United States, but Canada has not yet done so.

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

If we are unable to retain and expand the number of our sales executives or if a significant number of our sales executives leave InnerWorkings, our revenue could be negatively impacted.
Our ability to expand our business will depend largely on our ability to attract and retain sales executives with the skills and experience needed to develop new client relationships. We rely on our core team of approximately 10 enterprise sales executives to win business from new, large clients. Competition for qualified sales executives can be challenging and we may be unable to hire such individuals. In addition, we must properly incentivize our sales executives to obtain new clients and promote the renewal and expansion of existing client relationships. Any difficulties we experience in hiring or retaining sales executives could have a negative impact on our ability to expand our client base, increase our revenue and continue our growth.

Most of our clients may terminate their relationships with us on short notice with no or limited penalties.
Many of our clients use our services on an order-by-order basis rather than under long-term contracts. These clients have no obligation to continue using our services and may stop purchasing from us at any time. We have entered into long-term contracts and contract renewals with many of our clients, which are generally for three to five-year initial terms. Most of these contracts, however, permit the clients to terminate our engagements upon prior notice, typically ranging from 90 days to 12 months with limited or no penalties.

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
Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to conduct a comprehensive annual evaluation of their internal control over financial reporting. To comply with this statute, each year we are required to document and test our internal control over financial reporting; our management is required to assess and issue a report concerning our internal control over financial reporting; and our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

In our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, we reported that management identified material weaknesses in our internal controls over financial reporting as of December 31, 2018, which were remediated in 2019. See “Item 9A. Controls and Procedures.”

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
The secure and uninterrupted operation of our information technology systems is critical to our business. Despite the security measures that we have implemented, including those measures related to cybersecurity, our systems, as well as those of our customers, suppliers and other service providers could be breached or damaged by computer viruses, malware, phishing attacks, denial-of-service attacks, natural or man-made incidents or disasters, or unauthorized physical or electronic access. These types of incidents have become more prevalent and pervasive across industries, including in our industry, and are expected to continue in the future. A breach could result in business disruption, theft of our intellectual property, trade secrets or customer information and unauthorized access to personal information, such as email or mailing addresses of our clients’ customers or employees. Although cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our information technology systems from attack, damage or unauthorized access are a high priority for us, our activities and investment may not be deployed quickly enough or successfully protect our systems against all vulnerabilities, including technologies developed to bypass our security measures. In addition, outside parties may attempt to fraudulently induce employees or customers to disclose access credentials or other sensitive information in order to gain access to our secure systems and networks. There are no assurances that our actions and investments to improve the maturity of our systems, processes and risk management framework or remediate vulnerabilities will be sufficient or completed quickly enough to prevent or limit the impact of any cyber intrusion. Moreover, because the techniques used to gain access to or sabotage systems often are not recognized until launched against a target, we may be unable to anticipate the methods necessary to defend against these types of attacks and we cannot predict the extent, frequency or impact these problems may have on us. To the extent that our business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect our competitive position, relationships with our customers, financial condition, operating results and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations like the European Union General Data Protection Regulation and California Consumer Privacy Act, or litigation. In addition, we may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future.

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
Our future success will depend to a significant extent on the continued services of our current executive team, including Rich Stoddart our Chief Executive Officer, Don Pearson, our Chief Financial Officer, Oren Azar, our General Counsel, Renae Chorzempa, our Chief Human Resources Officer, Adan Pope, our Chief Technology Officer, and Ron Provenzano, our Head of Operations Excellence. The loss of the services of these individuals could adversely affect our business, operating results and financial condition and could divert other senior management time in searching for their replacements.

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
The interest rates under our Credit Agreements are calculated using the London Inter-bank Offered Rate (“LIBOR”). In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than it has in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rates may replace LIBOR and could affect our debt payments. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our Credit Agreements. There is uncertainty about how applicable law and the courts will address the replacement of LIBOR with alternative rates on contracts that do not include alternative rate fallback provisions. If LIBOR ceases to exist after 2021, it may result in higher interest rates. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our results of operations and cash flows.

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
The trading prices of many small and mid-cap companies are highly volatile. Since our initial public offering in August 2006 through December 31, 2019, the closing sale price of our common stock as reported by the Nasdaq Global Market has ranged from a low of $1.92 on March 2, 2009 to a high of $18.69 on October 9, 2007.

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
The continued use of our services by our clients depends, in part, on the business activity of our clients and our ability to meet their cost saving needs, as well as their own changing business conditions. The time between our payment to the supplier and our receipt of payment from our clients varies with each job and client. In addition, a significant percentage of our revenue is subject to the discretion of our clients, who determine the timing of specific orders and may also stop using our services at any time, subject, in the case of most of our clients, to advance notice requirements. Therefore, the number, size and profitability of jobs may vary significantly from quarter to quarter. As a result, our quarterly operating results are difficult to predict and may fall below the expectations of current or potential investors in some future quarters, which could lead to significant variations in the market price of our stock. The factors that are likely to cause these variations include:

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Properties

The table below provides a brief description of our significant properties by segment as of December 31, 2019:

Location	Segment	Use
Chicago, IL (USA)	Other (Shared Services)	Principal executive office
Portland, OR (USA)	North America	Office
New York City, NY (USA)	North America	Office
Plano, TX (USA)	North America	Office
Grand Rapids, MI (USA)	North America	Office
Detroit, MI (USA)	North America	Office
Prague, Czech Republic	EMEA	Office
West Yorkshire, United Kingdom	EMEA	Office
Paris, France	EMEA	Office
Moscow, Russia	EMEA	Office
Tokyo, Japan	EMEA	Office
Tsim Sha Tsui, Hong Kong	EMEA	Office
Seoul, South Korea	EMEA	Office
New South Wales, Australia	EMEA	Office
Dubai, United Arab Emirates	EMEA	Office
Barcelona, Spain	LATAM	Office
Lima, Peru	LATAM	Office
Mexico City, Mexico	LATAM	Office
Bogota, Colombia	LATAM	Office
Sao Paulo, Brazil	LATAM	Office
Buenos Aires, Argentina	LATAM	Office
Blue Ash, OH (USA)	North America	Warehouse
Greenville, WI (USA)	North America	Warehouse
Irvine, CA (USA)	North America	Warehouse
Trooper, PA (USA)	North America	Warehouse
Somers, WI (USA)	North America	Warehouse
Portland, OR (USA)	North America	Warehouse
Kildare, Ireland	EMEA	Office/Warehouse
Prague, Czech Republic	EMEA	Warehouse
Solihull, United Kingdom	EMEA	Office/Warehouse
Shanghai, China	EMEA	Warehouse
Mexico City, Mexico	LATAM	Warehouse

Our principal executive offices are located in Chicago, Illinois. We have 21 other office and warehouse locations in the United States and 36 office locations in 20 other countries around the world, including Chile, Brazil, Peru, Mexico, Argentina, the United

Kingdom, Spain, France, Czech Republic, Ireland, Russia, Dubai, China, Hong Kong, Japan, Australia and various other countries. The locations are principally used for sales, operations, finance, administration and warehousing. We believe that our facilities are generally suitable to meet our needs for the foreseeable future; however, we will continue to seek additional space as needed to satisfy our growth. All of the properties where we conduct our business are leased. The terms of the leases vary and have expiration dates through June 30, 2031.

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

For information on our non-ordinary course legal proceedings, see Note 11, Commitments and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed and traded on the Nasdaq Global Select Market under the symbol "INWK."

Holders

As of March 13, 2020, there were 17 holders of record of our common stock, which does not include stockholders who held their shares through brokers or other nominees in "street name." The holders of our common stock are entitled to one vote per share.

Dividends

We currently do not pay any dividends on our common stock and intend to retain all available funds and any future earnings for use in the operation and expansion of our business. Any determination in the future to pay dividends will depend upon our financial condition, capital requirements, operating results and other factors deemed relevant by our board of directors, including any contractual or statutory restrictions on our ability to pay dividends.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

Refer to Note 15, Share Repurchase Program, for discussion related to the Company's share repurchase program.

The following table provides information relating to our purchase of shares of our common stock in the fourth quarter of 2019 (in thousands, except per share amounts):

Period	Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
10/1/19-10/31/19	—	$—	—	—
11/1/19-11/30/19	2	4.45	—	—
12/1/19-12/31/19	—	—	—	—
Total	2	$4.45	—	—
(1) Represents shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.
(2) As noted above and within Note 15, Share Repurchase Program, the program purchase period lapsed on May 31, 2019, and shares are no longer available for purchase under the plan.

Stock Performance Graph

The information contained in the following chart is not considered to be “soliciting material,” or “filed,” or incorporated by reference in any past or future filing by the Company under the Securities Act or Exchange Act unless and only to the extent that, the Company specifically incorporates it by reference.

The following graph assumes $100 was invested on December 31, 2014 in the common stock of the Company and each of the following indices and assumes reinvestment of any dividends. The stock price performance on the graph below is not necessarily indicative of future stock price performance.

	Dec 31, 2014	Dec 31, 2015	Dec 31, 2016	Dec 31, 2017	Dec 31, 2018	Dec 31, 2019
INWK	$100.00	$96.28	$126.44	$128.75	$48.01	$70.73
NASDAQ Market Index	$100.00	$105.73	$113.66	$145.76	$140.10	$189.45
Dow Jones Business Support Services Index	$100.00	$109.64	$123.62	$154.78	$145.32	$208.87

Item 6.	Selected Financial Data

The following table presents selected consolidated financial and other data as of and for the periods indicated. The following information should be read in conjunction with the consolidated financial statements and the accompanying notes and "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K. We have revised the prior period consolidated financial statements for the years ended December 31, 2018 and 2017 to reflect immaterial errors identified and described within Note 2, Summary of Significant Accounting Policies and summarized within Note 21, Revision of Prior Period Financial Statements.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Revenue	$1,157,834	$1,121,106	$1,138,370	$1,094,402	$1,028,892
Cost of goods sold	$895,825	$867,293	$862,862	$831,838	$788,862
Gross profit	$262,009	$253,813	$275,508	$262,564	$240,030
Income (loss) from operations	$11,042	$(68,183)	$33,546	$19,022	$(13,213)
Net (loss) income	$(10,075)	$(76,683)	$15,869	$3,949	$(32,389)

Per Share Data:
Net (loss) income per share of common stock:
Basic	$(0.19)	$(1.47)	$0.29	$0.07	$(0.61)
Diluted	$(0.19)	$(1.47)	$0.29	$0.07	$(0.61)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$42,711	$26,770	$30,562	$30,924	$30,755
Working capital(1)	$93,610	$106,339	$133,242	$101,739	$77,357
Total assets	$629,283	$621,729	$650,035	$593,987	$601,251
Revolving credit facility(2)	$60,679	$142,736	$128,398	$107,468	$99,258
Term loan(2)	$96,742	$—	$—	$—	$—
Total stockholders’ equity	$178,252	$180,955	$282,923	$262,161	$252,432
(1) Working capital represents accounts receivable, unbilled revenue, other receivables, inventories, prepaid expenses and other current assets, offset by accounts payable, accrued expenses, deferred revenue and other current liabilities.
(2) On July 16, 2019, the Company refinanced its debt, which is further discussed in Note 9, Revolving Credit Facilities and in Note 10, Long-Term Debt. The new debt structure provides long-term capital with improved flexibility to support the Company’s growth plans. The Company intends to use excess cash from operations to pay off debt and support working capital needs.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes, which appear elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in Part I, Item 1A. “Risk Factors.”

Overview

We are a leading global marketing execution firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. Refer to Part I, Item 1. Business of this Annual Report on Form 10-K for further discussion of our business including our product and service offerings, proprietary technology and business strategy.

On August 1, 2019, the Company acquired Madden Communications’ ("Madden") marketing execution business. The transaction included certain assets, contracts for customers in the beer, wine, and spirits sector, as well as logistics and creative solutions; however, the acquisition was considered immaterial for the Company's financial statements.

In addition, the Company completed a refinancing of its debt in a new long-term structure that provides us the liquidity and flexibility we need to execute our strategic and financial plans.

Outlook

Our objective is to continue to increase our sales in the United States and internationally by adding new clients and increasing our sales to existing clients through additional marketing execution services or geographic markets. In addition, we believe the opportunity exists to expand our business through acquisition and entry into new geographic markets. Operationally, we are integrating our product and service offerings, re-evaluating our geographic footprint, and creating synergies across various business units.

Revenue

Our revenue consists of the prices paid to us by our clients for marketing materials. These prices, in turn, reflect the amounts charged to us by our suppliers, other direct costs, plus our gross profit. Our gross profit margin may be fixed by contract or may depend on prices negotiated on a job-by-job basis. Once the client accepts our pricing terms, the selling price is established, and we arrange shipment of the product. The product is shipped directly from our supplier or from our warehouse to a destination specified by our client. The client is invoiced upon shipment or receipt, depending on contract terms, for the product as well as shipping and handling.

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

We accrue for commissions when we recognize the related revenue and gross profit. Some of our account executives receive a monthly draw to provide them with a more consistent income stream. The cash paid to our account executives in advance of commissions earned is reflected as a prepaid expense on our balance sheet. As our account executives earn commissions, a portion of their commission payment is withheld and offset against their prepaid commission balance, if any. Our prepaid commission balance, net of accrued earned commissions not yet paid, decreased $0.1 million from a net accrued commissions amount of $(5.6) million as of December 31, 2018 to $(5.5) million as of December 31, 2019.

Our provision for bad debt expense is determined by evaluating specific accounts receivable and contract asset balances based on historical collection trends, the age of outstanding receivables, and the creditworthiness of our customers. Our bad debt expense was approximately $1.1 million, $3.6 million, and $0.5 million in 2019, 2018, and 2017, respectively.

Our income (loss) from operations for the years ended December 31, 2019, 2018, and 2017 was $11.0 million, $(68.2) million, and $33.5 million, respectively.

Critical Accounting Policies

Our audited Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities, revenue and expenses at the date of the consolidated financial statements. Generally, we base our estimates on historical experience and on various other assumptions in accordance with GAAP that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions and such differences could be material to our financial position and results of operations.

For additional detail regarding our critical accounting policies, see Note 2, Summary of Significant Accounting Policies to the Consolidated Financial Statements.

Revenue Recognition

The Company accounts for revenue in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, and applies the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that the entity will collect the consideration it is entitled to in exchange for the goods it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods promised within each contract and determine those that are performance obligations, and assess whether each promised good or service is distinct. We then recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Revenue is generally reported on a gross basis as we typically control the goods or services before transferring to the customer. Under these arrangements, we are primarily responsible for the fulfillment, including the acceptability, of the marketing materials and other products or services. In addition, we have reasonable discretion in establishing the price, and in some transactions, we also have inventory risk and are involved in the determination of the nature or characteristics of the marketing materials and products. In some arrangements, we are not primarily responsible for fulfilling the goods or services. In arrangements of this nature, we do not control the goods or services before they are transferred to the customer and such revenue is reported on a net basis.

For a detailed discussion of our Revenue Recognition policy, see Note 2, Summary of Significant Accounting Policies and Note 4, Revenue Recognition to the Consolidated Financial Statements.

Accounts Receivable and Allowance for Doubtful Accounts

The carrying amount of accounts receivable is reduced by an allowance that reflects management’s best estimate of the amounts that will not be collected. Management reviews all accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected. These estimates of balances that will not be collected are based on historical write offs and recoveries of accounts receivable. The estimates of recovery can change based on actual experience and therefore can affect the level of reserves we place on existing accounts receivable. Fully reserved receivables are reviewed on a monthly basis and uncollectible accounts are written off when all reasonable collection efforts have been exhausted. We believe our reserve level is appropriate considering the quality of the portfolio as of December 31, 2019. While credit losses have historically been within expectations and the provisions established, we cannot guarantee that our credit loss experience will continue to be consistent with historical experience.

Cost of Goods Sold and Gross Profit

Our cost of goods sold consists of the price at which we purchase products from our suppliers, facility costs, and personnel costs for creative design services and warehousing. We procure product for our own account and generally take full title and risk of loss upon shipment. Cost of goods sold was re-evaluated during the current period due to the Madden acquisition, which resulted in warehousing becoming a more prominent strategic initiative in the Company's operational structure. Costs relating to warehousing and certain other services dedicated to specific clients are now classified as cost of goods sold, whereas similar costs incurred historically were included in selling, general and administrative expenses and were immaterial in prior periods.
Our gross profit is determined by the selling prices of the product and shipping charges less the cost of the product, direct personnel, warehousing, and shipping and handling costs. Our gross profit for the years ended December 31, 2019, 2018, and 2017 was $262.0 million, $253.8 million, and $275.5 million, respectively.

Goodwill

The fair value estimates used in the goodwill impairment analysis require significant judgment. The fair value estimates are based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenue and operating margins and assumptions about the overall economic climate and the competitive environment for the business. The fair value determination of the North America reporting unit, the only reporting unit with goodwill remaining, primarily relies on management judgments around timing of generating revenue from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway, see Note 7, Restructuring Activities and Charges to the Consolidated Financial Statements. If assumptions surrounding either of these factors change, then a future impairment charge may occur.

Goodwill represents the excess of purchase price over the fair value of net assets acquired in an acquisition. Goodwill is not amortized, but is evaluated for impairment on an annual basis, in the fourth quarter, or more frequently if events or changes in circumstances indicate that the reporting unit’s goodwill is less than it's carrying amount. Based on the results of our annual goodwill impairment test performed on our measurement date of October 1, 2019, we determined that no goodwill impairment charges were required for the North America reporting unit as the segment's fair value exceeded its carrying amount and is not at risk of failing step one. As of December 31, 2019, there were no events or circumstances which would more likely than not reduce the fair value of our reportable segment below its carrying amount. Refer to Note 5, Goodwill to the Consolidated Financial Statements for further discussion.

During 2018, the Company performed interim impairment assessments of goodwill, determining the enterprise value for its North America, EMEA and LATAM reporting units that considered both the discounted cash flow and guideline public company methods. The Company further compared the enterprise value of each reporting unit to its respective carrying value. The enterprise value for all reporting units were less than their respective carrying values resulting in the Company recognizing $18.4 million, $20.8 million and $7.1 million goodwill impairment charges, respectively.

Other Intangible Assets

The Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately fourteen years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately four years, thirteen years, and nine years, respectively.
Estimates of fair value are primarily determined using quoted market prices or discounted cash flows. These approaches use significant estimates and assumptions including projected future cash flows, discount rates reflecting the market rate of return, projected growth rates and determination and evaluation of appropriate market comparables. Based on the results of qualitative assessments of all reporting units, the Company concluded that no impairment existed at December 31, 2019.

During 2018, the Company recognized a $13.8 million non-cash, intangible asset impairment charge related to certain customer lists. Of the total charge, $0.6 million related to the LATAM segment and $13.2 million related to the EMEA segment, and are included in the accumulated amortization balance.

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

Leases

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

Lease costs for operating and financial leases are recorded within selling, general and administrative expenses. During the current year, a portion of warehousing costs was deemed eligible to be classified into cost of goods sold as they receive inventory, store bulk goods, and assemble materials to bring products to a salable condition.

Warrants, Embedded Derivatives and Fair Value

In accordance with ASC 820, Fair Value Measurements and Disclosures, the Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.

The Company accounts for warrants issued in conjunction with its long-term debt and certain embedded derivatives in its revolving credit facility and long-term debt in accordance with the guidance contained in ASC Topic 815, Derivatives and Hedging. Warrants that are not deemed to be indexed to the Company’s own stock are classified as liabilities at their fair values at the time of issuance. Embedded derivatives that are not deemed to be clearly and closely related to the host debt contract are bifurcated and recorded separately as a discount on the related debt facility. These liabilities were subject to re-measurement at each balance sheet date, and any change in fair value is recognized in the Company's statement of operations. The fair values of the warrants and derivative liabilities are estimated using a Black-Scholes model and other valuation techniques. Further, the Company also discloses the fair value of its revolving credit facility and long-term debt facility using current market rates, see Note 13, Fair Value Measurement to the Consolidated Financial Statements.

Deferred Financing Fees and Debt Discounts

The Company accounts for debt issuance costs, warrants, and embedded derivative features as a discount on its long-term debt (the "original issue discount" or "OID"). Embedded derivative features related to the Company's revolving credit facility are also treated as a discount on the long-term portion of the revolving credit facility. The OID on long-term debt is amortized using the effective interest rate method and is recognized in interest expense. The discount on the revolving credit facility is amortized using the straight line method and is recognized in interest expense. Deferred financing fees related to the Company's revolving credit facility are included in other assets and amortized using the straight line method over the term of the revolving credit facility.

Results of Operations

The following table sets forth items derived from our audited consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year ended December 31,
	2019		2018		2017
Revenue	$1,157,834	100.0%	$1,121,106	100.0%	$1,138,370	100.0%
Cost of goods sold	895,825	77.4%	867,293	77.4%	862,862	75.8%
Gross profit	262,009	22.6%	253,813	22.6%	275,508	24.2%
Operating expenses:
Selling, general and administrative expenses	222,721	19.2%	238,537	21.3%	227,895	20.0%
Depreciation and amortization	12,328	1.1%	12,988	1.2%	13,390	1.2%
Change in fair value of contingent consideration	—	—%	—	—%	677	0.1%
Goodwill impairment	—	—%	46,319	4.1%	—	—%
Intangible and other asset impairments	—	—%	18,121	1.6%	—	—%
Restructuring charges	15,918	1.4%	6,031	0.5%	—	—%
Income (loss) from operations	11,042	1.0%	(68,183)	(6.1)%	33,546	2.9%
Other income (expense):
Interest income	366	—%	218	—%	97	—%
Interest expense	(14,097)	(1.2)%	(7,749)	(0.7)%	(4,729)	(0.4)%
Other, net	(3,686)	(0.3)%	(1,616)	(0.1)%	(1,788)	(0.2)%
Total other expense	(17,417)	(1.5)%	(9,147)	(0.8)%	(6,420)	(0.6)%
(Loss) income before income taxes	(6,375)	(0.6)%	(77,330)	(6.9)%	27,126	2.4%
Provision (benefit) for income tax	3,700	0.3%	(647)	(0.1)%	11,257	1.0%
Net (loss) income	$(10,075)	(0.9)%	$(76,683)	(6.8)%	$15,869	1.4%

Comparison of years ended December 31, 2019, 2018, and 2017

Revenue

Our revenue by segment for each of the years presented was as follows (in thousands):

	Year ended December 31,
	2019	% of Total	2018	% of Total	2017	% of Total
North America	$826,355	71.3%	$777,202	69.3%	$780,520	68.6%
EMEA	250,719	21.7%	260,729	23.3%	265,669	23.3%
LATAM	80,760	7.0%	83,175	7.4%	92,181	8.1%
Revenue from third parties	$1,157,834	100.0%	$1,121,106	100.0%	$1,138,370	100.0%

2019 compared to 2018. Revenue increased by $36.7 million, or 3.3%, in the year ended December 31, 2019 over the corresponding period in 2018.

Bill and Hold Arrangements
As a result of the material weaknesses previously disclosed, insufficient evidence existed to support the recognition of revenue in arrangements containing bill and hold provisions, and as such, the Company deferred the related revenue until product shipped from the Company’s warehouse. In connection with the remediation of those material weaknesses, the Company is now able to support earlier revenue recognition for bill and hold arrangements resulting in $15.0 million of incremental revenue, $3.1 million of incremental gross margin and $2.8 million of incremental EBITDA in the fourth quarter of 2019.

North America
North America revenue increased by $49.2 million, or 6.3%, in the year ended December 31, 2019 over the corresponding period in 2018. The increase was primarily due to an increase in revenue from bill and hold arrangements resulting in $12.1 million of revenue, along with new business generated and continued growth from existing enterprise clients.

EMEA
EMEA revenue decreased by $10.0 million, or 3.8%, in the year ended December 31, 2019 over the corresponding period in 2018. The decrease was driven by $22.7 million primarily related to foreign currency impacts and declines or delays in marketing spend by certain clients, partially offset by $9.6 million in new business and $3.0 million of revenue for bill and hold arrangements.

LATAM
LATAM revenue decreased by $2.4 million, or 2.9%, in the year ended December 31, 2019 over the corresponding period in 2018. The decrease was driven primarily by a $4.8 million decline in marketing spend by certain clients and foreign currency impacts, offset by $2.4 million in new business.

2018 compared to 2017. Our revenue decreased by $17.3 million, or 1.5%, in the year ended December 31, 2018 over the corresponding period in 2017.

North America
North America revenue decreased by $3.3 million, or 0.4%, in the year ended December 31, 2018 over the corresponding period in 2017. This decrease primarily relates to declines in revenue from certain of the Company's transactional and small customers, partially offset by growth from new and existing enterprise clients.

EMEA
EMEA revenue decreased by $4.9 million, or 1.9%, in the year ended December 31, 2018 over the corresponding period in 2017. This decrease was driven by a reduction in revenue from one large client, partially offset by organic growth from new accounts added during the last 12 to 18 months.

LATAM
LATAM revenue decreased by $9.0 million, or 9.8%, in the year ended December 31, 2018 over the corresponding period in 2017. This decrease was driven primarily by a decline in marketing spend by a few existing customers as well as foreign currency impacts.

Cost of goods sold

2019 compared to 2018. Our cost of goods sold increased by $28.5 million, or 3.3%, in the year ended December 31, 2019 over the corresponding period in 2018. The increase is a result of increased revenue along with incremental costs related to bill and hold arrangements. Our cost of goods sold as a percentage of revenue was 77.4% in 2019 and 77.4% in 2018.

2018 compared to 2017. Our cost of goods sold increased by $4.4 million, or 0.5%, in the year ended December 31, 2018 over the corresponding period in 2017. Our cost of goods sold as a percentage of revenue was 77.4% in 2018 and 75.8% in 2017.

Gross Profit

2019 compared to 2018. Our gross profit increased by $8.2 million, or 3.2%, in the year ended December 31, 2019 over the corresponding period in 2018. This increase was primarily driven by operating efficiencies obtained in North America along with incremental revenue on certain bill and hold arrangements. Our gross profit as a percentage of revenue, which we refer to as gross margin, was 22.6% in 2019 and 22.6% in 2018.

2018 compared to 2017. Our gross profit decreased by $(21.7) million, or (7.9)%, in the year ended December 31, 2018 over the corresponding period in 2017. This decrease was primarily driven by client mix of revenue in 2018 compared to 2017 as well as short-term operational challenges in certain accounts in North America. Our gross profit as a percentage of revenue was 22.6% in 2018 and 24.2% in 2017.

Selling, general and administrative expenses

2019 compared to 2018. Selling, general and administrative expenses decreased by $15.8 million, or 6.6%, in the year ended December 31, 2019 over the corresponding period in 2018. As a percentage of revenue, selling, general and administrative expenses decreased from 21.3% in 2018 to 19.2% in 2019. The decrease in selling, general and administrative expenses was driven by a decrease in salaries and benefits due to the restructuring plan and other cost reduction initiatives, partially offset by an increase in bonus expense, higher legal fees and additional sales tax results from a sales tax audit.

2018 compared to 2017. Selling, general and administrative expenses increased by $10.6 million, or 4.7%, in the year ended December 31, 2018 over the corresponding period in 2017. As a percentage of revenue, selling, general and administrative expenses increased from 20.0% in 2017 to 21.3% in 2018. The increase in selling, general and administrative expenses was primarily due to increased headcount to support the business and increased bad debt expense.

Depreciation and amortization

2019 compared to 2018. Depreciation and amortization expense decreased by $0.7 million, or 5.1%, in the year ended December 31, 2019 over the corresponding period in 2018. As a percentage of revenue, depreciation and amortization expense was 1.1% in 2019 and 1.2% in 2018. The decrease in depreciation and amortization was due to lower amortization resulting from impairment charges to intangible assets in 2018.

2018 compared to 2017. Depreciation and amortization expense decreased by $0.4 million, or 3.0%, in the year ended December 31, 2018 over the corresponding period in 2017. As a percentage of revenue, depreciation and amortization expense was 1.2% in 2017 and 1.2% in 2018. The decrease in depreciation and amortization was primarily driven by lower capital expenditures during 2018 and 2017.

Change in fair value of contingent consideration

2018 compared to 2017. Expense from the change in fair value of contingent consideration decreased by $0.7 million from $0.7 million in 2017 to $0.0 million in 2018. The change in the fair value of the contingent liability was driven by the final adjustment of the DB Studios liability during the first quarter of 2017 and the final adjustment of the EYELEVEL liability during the second and third quarters of 2017.

Goodwill impairment charges

As discussed in Note 5, Goodwill to the Consolidated Financial Statements, the Company recognized $46.3 million in goodwill impairment charges in 2018. No tax benefit was recognized on such charges, and the charges had no impact on our cash flows or compliance with debt covenants. No impairment charge was recognized in 2019 or 2017.

Intangible and other asset impairment charges

As discussed in Note 6, Other Intangible Assets and Note 8, Property and Equipment to the Consolidated Financial Statements, the Company recognized a $13.8 million intangible asset impairment charge related to certain customer lists, a $3.0 million long-lived asset impairment charge related to a legacy ERP system in EMEA, and a $1.3 million contract asset impairment charge related to costs to fulfill a contract that were deemed to be non-recoverable in North America in 2018. No impairment charge was recognized in 2019 or 2017.

Restructuring charges

For the years ended December 31, 2019 and 2018, we recognized $15.9 million and $6.0 million, respectively, in restructuring charges related to the 2018 restructuring plan. As noted in Note 7, Restructuring Activities and Charges to the Consolidated Financial Statements, the 2018 restructuring plan was approved in August 2018. As a result, the increase is primarily due to having a full year of restructuring costs in 2019 versus a partial year in 2018. The Company did not record any restructuring charges in 2017.

Income (loss) from operations

2019 compared to 2018. Income from operations increased by $79.2 million in the year ended December 31, 2019 over the corresponding period in 2018. This increase was primarily attributable to impairment charges recognized in 2018, lower amortization resulting from the impairment, higher gross profit, incremental revenue on certain bill and hold arrangements, and cost reduction efforts within the North America segment.

2018 compared to 2017. Income from operations decreased by $101.7 million in the year ended December 31, 2018 over the corresponding period in 2017. This decrease was primarily attributable to goodwill, intangibles and other asset impairments, decreased gross profit, increased sales, general and administrative expenses and restructuring charges discussed above.

 Other income and expense

2019 compared to 2018. Other expense increased by $8.3 million in the year ended December 31, 2019 over the corresponding period in 2018. This increase was primarily attributable to a $6.3 million increase in interest expense.

2018 compared to 2017. Other expense increased by $2.7 million in the year ended December 31, 2018 over the corresponding period in 2017. This increase was primarily attributable to a $3.0 million increase in interest expense.

Provision (benefit) for income taxes

Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, discrete tax events and foreign taxes that are different than the U.S. federal statutory rate.

2019 compared to 2018. Provision for income taxes increased by $4.3 million from a tax benefit of $0.6 million in 2018 to tax expense of $3.7 million in 2019. Our effective income tax rate was (58.0)% and 0.8% in 2019 and 2018, respectively.

2018 compared to 2017. Provision for income taxes decreased by $11.9 million from tax expense of $11.3 million in 2017 to a tax benefit of $0.6 million in 2018. Our effective income tax rate was 0.8% and 41.5% in 2018 and 2017, respectively.

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

Certain impacts of the new legislation would have generally required accounting to be completed and incorporated into the 2017 year-end financial statements, however, in response to the complexities of this new legislation, the SEC issued guidance to provide companies with relief. The SEC provided up to a one-year window for companies to finalize the accounting for the impacts of this new legislation. We finalized our accounting for the new provisions during the fourth quarter of 2018. The 2018 impact from finalizing the accounting for the new provisions was a net tax benefit of $0.9 million.

The Company operates under a grant of income tax exemption in Puerto Rico that became effective for certain operations occurring during the period ending December 31, 2017, and should remain in effect for 20 years as long as specific requirements are satisfied. The impact of this income tax exemption grant decreased foreign taxes by $2.9 million and $2.0 million for 2019 and 2018, respectively. The benefit of the tax exemption on diluted earnings per share was $0.05 and $0.04.

Adjusted EBITDA

Our Adjusted EBITDA by segment for each of the years presented is shown in the table below. Refer to Note 19, Business Segments to the Consolidated Financial Statements for a reconciliation of Adjusted EBITDA to net (loss) income.

	Year ended December 31,
	2019	% of Total	2018	% of Total	2017	% of Total
(dollars in thousands)
North America	$85,662	174.6%	$61,250	224.2%	$73,790	128.4%
EMEA	12,051	24.6%	6,355	23.3%	15,293	26.6%
LATAM	1,943	4.0%	3,082	11.3%	4,278	7.4%
Other(1)	(50,611)	(103.2)%	(43,372)	(158.8)%	(35,867)	(62.4)%
Adjusted EBITDA	$49,045	100.0%	$27,315	100.0%	$57,494	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

2019 compared to 2018. Adjusted EBITDA increased by $21.7 million, or 79.6%, in the year ended December 31, 2019 over the corresponding period in 2018.

North America
North America Adjusted EBITDA increased by $24.4 million, or 39.9%, in the year ended December 31, 2019 over the corresponding period in 2018 due to higher revenue and incremental revenue on certain bill and hold arrangements, and a decrease in selling, general and administrative expenses resulting from lower salaries and benefits due to ongoing restructuring activities and decreased bad debt expense.

EMEA
EMEA Adjusted EBITDA increased by $5.7 million, or 89.6%, in the year ended December 31, 2019 over the corresponding period in 2018 due to customer mix, incremental revenue on certain bill and hold arrangements, and reduced expenses related to restructuring efforts.

LATAM
LATAM Adjusted EBITDA decreased by $1.1 million, or 37.0%, in the year ended December 31, 2019 over the corresponding period in 2018 due to a decline in marketing spend by a few existing customers.

Other
Other Adjusted EBITDA decreased by $7.2 million, or 16.7%, in the year ended December 31, 2019 over the corresponding period in 2018 due to increased headcount to support the business and increased expenses related to temporary finance professional staff necessary to build out the finance organization and support the Company's remediation and transformation efforts.

2018 compared to 2017. Adjusted EBITDA decreased by $30.2 million, or 52.5%, in the year ended December 31, 2018 over the corresponding period in 2017.

North America
North America Adjusted EBITDA decreased by $12.5 million, or 17.0%, in the year ended December 31, 2018 over the corresponding period in 2017 due to decreased revenue and gross profit, mainly from transactional and small customers.

EMEA
EMEA Adjusted EBITDA decreased by $8.9 million, or 58.4%, in the year ended December 31, 2018 over the corresponding period in 2017 due to the decline in revenue and gross profit from one large client.

LATAM
LATAM Adjusted EBITDA decreased by $1.2 million, or 28.0%, in the year ended December 31, 2018 over the corresponding period in 2017 due to a decline in marketing spend by a few existing customers.

Other
Other Adjusted EBITDA decreased by $7.5 million, or 20.9%, in the year ended December 31, 2018 over the corresponding period in 2017 primarily due to increased headcount to support the business.

Adjusted Diluted Earnings (Loss) Per Share

Adjusted diluted earnings (loss) per share, which represents net (loss) income, with the addition of exclusive items that are non-recurring to our operating business, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted earnings (loss) per share is the most directly comparable financial measure calculated in accordance with GAAP. We present this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings (loss) per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings (loss) per share definition we use may not be comparable to similarly titled measures reported by other companies.

Our adjusted diluted earnings (loss) per share for each of the years presented was as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(10,075)	$(76,683)	$15,869
Restructuring charges	15,918	6,031	—
Executive search fees	80	235	454
Professional fees related to control remediation	1,130	2,430	—
Sales and use tax audit	25	113	203
Other professional fees(1)	2,241	507	—
Fair value of warrants and derivatives	2,057	—	—
Foreign exchange loss(2)	773	—	—
Goodwill impairment	—	46,319	—
Intangible and other asset impairments	—	18,121	—
Senior leadership transition and other employee-related costs	—	1,410	—
Obsolete retail inventory	—	950	—
Professional fees related to ASC 606 implementation	—	1,092	829
Business development realignment	—	—	1,287
Change in fair value of contingent consideration	—	—	677
Czech exit from exchange rate commitment	—	—	432
Czech currency impact on procurement margin	—	—	860
Accelerated depreciation of internal use software	—	—	397
Income tax effects of adjustments	(4,852)	(6,280)	(1,390)
Adjusted net income (loss)	$7,297	$(5,755)	$19,618

GAAP Weighted-average shares outstanding – diluted	53,293	52,230	54,944
Effect of dilutive securities:
Employee stock options and restricted common shares	486	—	—
Adjusted weighted-average shares outstanding – diluted	53,779	52,230	54,944
Adjusted diluted earnings (loss) per share	$0.14	$(0.11)	$0.36
(1) Other professional fees relate to temporary finance professionals necessary to build out the Company's finance organization during transformation efforts and professional fees related to the adoption of ASC 842, Leases.
(2) Foreign exchange losses that represent a one-time loss during the third quarter of 2019. As a result of the successful completion of the Company's refinanced debt structure on July 16, 2019, the Company experienced increased foreign currency exposure due to the change in structure of the prior debt facility as compared to the refinanced debt facilities. The increased foreign currency exposure during the third quarter of 2019 was due to the remeasurement of intercompany loan balances designated as temporary. During the fourth quarter of 2019, the Company converted certain intercompany loan balances to permanent.

Impact of Inflation

In the second quarter of 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, the devaluation of the Argentine peso ("ARS") and increasing borrowing rates. Effective July 1, 2018, the Company's Argentinian subsidiary is being accounted for under highly inflationary accounting rules, which principally means all transactions are recorded in U.S. dollars. The application of highly inflationary accounting did not have a material impact on our operations for the years ended December 31, 2019, 2018 and 2017.

Liquidity and Capital Resources

The following table presents cash flows for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	22,470	23,058	11,698
Net cash used in investing activities	(14,099)	(11,141)	(12,483)
Net cash provided by (used in) financing activities	8,977	(13,736)	(525)

At December 31, 2019, we had $42.7 million of cash and cash equivalents compared to $26.8 million at the end of 2018.

Operating Activities. Cash provided by operating activities primarily consists of net (loss) income adjusted for certain non-cash items, including depreciation and amortization and share based compensation and the effect of changes in working capital and other activities.

Cash provided by operating activities in 2019 was $22.5 million and primarily consisted of $23.1 million of non-cash items and $9.4 million provided by working capital, offset by $10.1 million of a net loss during the year. The working capital changes consisted of an increase in accounts receivable of $12.3 million, increase in prepaid expenses and other assets of $6.5 million, increase in accrued expenses and other liabilities of $22.8 million, partially offset by a decrease in accounts payable of $15.6 million, and a decrease in inventories of $21.0 million.

Cash provided by operating activities in 2018 was $23.1 million and primarily consisted of $82.4 million of non-cash items and $17.3 million provided by working capital, offset by $76.7 million of a net loss during the year. The working capital changes consisted of a decrease in accounts receivable of $4.5 million, a decrease in prepaid expenses and other assets of $2.1 million, an increase in accounts payable of $21.6 million, and an increase in accrued expenses and other liabilities of $5.2 million, partially offset by an increase in inventories of $16.0 million.

Cash provided by operating activities in 2017 was $11.7 million and primarily consisted of $25.6 million of non-cash items and $15.9 million of net income during the year, offset by $29.8 million used to fund working capital. The working capital changes consisted of an increase in accounts receivable of $41.9 million, an increase in prepaid expenses and other assets of $13.9 million, an increase in inventories of $4.2 million, partially offset by an increase in accounts payable of $18.1 million, and an increase in accrued expenses and other liabilities of $12.1 million.

Investing Activities. In 2019, cash used in investing activities of $14.1 million was attributable to $13.4 million of capital expenditures, which was driven by software development, and $0.7 million in payments made related to the Madden acquisition.

In 2018, cash used in investing activities of $11.1 million was attributable to capital expenditures, primarily consisting of software development.

In 2017, cash used in investing activities of $12.5 million was attributable to capital expenditures, primarily consisting of software development.

Financing Activities. In 2019, cash provided by financing activities of $9.0 million was primarily attributable to proceeds from our term loan of $100.0 million, net borrowings under our new revolving credit facility of $60.6 million, partially offset by $142.6 million of net repayments under our prior revolving credit facility, the payment of debt issuance costs of $5.5 million and payments on our term loan of $2.5 million.

In 2018, cash used in financing activities of $13.7 million was primarily attributable to $25.7 million to acquire treasury stock, partially offset by $14.5 million of net borrowings under our prior revolving credit facility.

In 2017, cash used in financing activities of $0.5 million was primarily attributable to $11.0 million of payments of contingent consideration and $10.9 million to acquire treasury stock, partially offset by $20.7 million of net borrowings under our prior revolving credit facility.

Share Repurchase Program

As noted in Note 15, Share Repurchase Program to the Consolidated Financial Statements, the Company's share repurchase program lapsed during 2019 and shares are no longer available for purchase under the plan.

During the year ended December 31, 2019, the Company did not repurchase any shares of its common stock under the share repurchase program. During the year ended December 31, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60. During the year ended December 31, 2017, the Company repurchased 1,121,928 shares of our common stock for $11.0 million in the aggregate at an average cost of $9.78 per share under this program. Shares repurchased under the program were recorded at acquisition cost, including related expenses.

Revolving Credit Facilities and Long-Term Debt

On July 16, 2019, the Company refinanced its debt, which is further discussed in Note 9, Revolving Credit Facilities to the Consolidated Financial Statements, and in Note 10, Long-Term Debt to the Consolidated Financial Statements. The new debt structure provides long-term capital with improved flexibility to support the Company’s growth plans. The Company intends to use excess cash from operations to pay off debt and support working capital needs.

The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The Term Loan Credit Agreement includes a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. The Company was in compliance with all debt covenants in the Credit Agreements as of December 31, 2019.

In addition, we will continue to utilize cash, in part, to invest in our innovative technology platform, fund acquisitions of or make strategic investments in complementary businesses and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the funds available under our new debt structure will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. We may find it necessary to obtain additional equity or debt financing in the future.

We earn a portion of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $39.9 million and $23.7 million foreign cash and cash equivalents as of December 31, 2019 and 2018, respectively, which are generally denominated in the local currency where the funds are held.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations(1)	$69,717	$11,477	$22,773	$14,506	$20,961
Revolving Credit Facility(2)	60,679	593	—	60,086	—
Term Loan Credit Facility(3)	97,500	7,500	30,000	60,000	—
Interest payments on debt(4)	43,034	11,456	27,496	4,082	—
Total	$270,930	$31,026	$80,269	$138,674	$20,961
(1) We have entered into various non-cancelable operating lease agreements within North America, EMEA and LATAM.
(2) Reflects principal for the Revolving Credit Facility. Amounts currently drawn on the Credit Facility are reflected in the "Less than 1 year" column consistent with the current classification on the consolidated balance sheets. Refer to Note 9, Revolving Credit Facilities to the Consolidated Financial Statements for additional information regarding our debt.
(3) Reflects scheduled principal payments due under the Term Loan Facility Agreement. Refer to Note 10, Long-Term Debt to the Consolidated Financial Statements for additional information regarding our debt.
(4) Includes scheduled interest payments on the term loan that were calculated based on rates in effect at December 31, 2019. Due to the uncertainty of the estimated balance of the revolving credit facility balances and interest due, future interest has not been included.

Off-Balance Sheet Arrangements

During the year ended December 31, 2019 and 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Commodity Risk

We are dependent upon the availability of paper and paper prices represent a substantial portion of the cost of our products. The supply and price of paper depend on a variety of factors over which we have no control, including environmental and conservation regulations, natural disasters and weather. We believe a 10% increase in the price of paper would not have a significant effect on our consolidated statements of operations or cash flows, as these costs are generally passed through to our clients.

Interest Rate Risk

We have exposure to changes in interest rates on our term loan and revolving credit facility. Interest is payable at the adjusted LIBOR rate or the alternate base rate. Assuming our $105.0 million revolving credit facility was fully drawn along with our $97.5 million term loan, a 1.0% increase in the interest rate would increase our annual interest expense by $2.03 million.

Our interest income is sensitive to changes in the general level of U.S. interest rates, in particular because all of our investments are in cash equivalents and marketable securities. The average duration of our investments as of December 31, 2019, was less than one year. Due to the short-term nature of our investments, we believe that there is no material risk exposure.

Foreign Currency Risk

We transact business in various foreign currencies other than the U.S. dollar, principally the euro, British pound sterling, Czech koruna, Peruvian nuevo sol, Colombian peso, Brazilian real, Mexican peso and Chilean peso, which exposes us to foreign currency risk. For the year ended December 31, 2019, we derived approximately 30% of our revenue from international customers. Revenue and related expenses generated from our international operations are denominated in the functional currencies of the corresponding country. The functional currency of our subsidiaries that either operate or support these markets is generally the same as the corresponding local currency. The results of operations of and certain of our intercompany balances associated with, our international operations are exposed to foreign exchange rate fluctuations. Changes in exchange rates could negatively affect our revenue and other operating results as expressed in U.S. dollars. We may record significant gains or losses on the remeasurement of intercompany balances. At this time, we do not intend to, but may in the future, enter into derivatives or other financial instruments in an attempt to hedge our foreign currency exchange risk. It is difficult to predict the impact hedging activities would have on our results of operations.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of InnerWorkings Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of InnerWorkings Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 17, 2020 expressed an unqualified opinion thereon.

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

Chicago, Illinois
March 17, 2020

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$1,157,834	$1,121,106	$1,138,370
Cost of goods sold	895,825	867,293	862,862
Gross profit	262,009	253,813	275,508
Operating expenses:
Selling, general and administrative expenses	222,721	238,537	227,895
Depreciation and amortization	12,328	12,988	13,390
Change in fair value of contingent consideration	—	—	677
Goodwill impairment	—	46,319	—
Intangible and other asset impairments	—	18,121	—
Restructuring charges	15,918	6,031	—
Income (loss) from operations	11,042	(68,183)	33,546
Other income (expense):
Interest income	366	218	97
Interest expense	(14,097)	(7,749)	(4,729)
Other, net	(3,686)	(1,616)	(1,788)
Total other expense	(17,417)	(9,147)	(6,420)
(Loss) income before income taxes	(6,375)	(77,330)	27,126
Provision (benefit) for income tax	3,700	(647)	11,257
Net (loss) income	$(10,075)	$(76,683)	$15,869

Net (loss) earnings per share:
Basic (loss) earnings per share	$(0.19)	$(1.47)	$0.29
Diluted (loss) earnings per share	$(0.19)	$(1.47)	$0.29

Weighted average shares outstanding:
Basic	53,293	52,230	53,851
Diluted	53,293	52,230	54,944

The accompanying notes form an integral part of the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Comprehensive (Loss) Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(10,075)	$(76,683)	$15,869
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,859	(5,236)	1,732
Other comprehensive income (loss), before tax	1,859	(5,236)	1,732
Provision (benefit) for income tax related to components of other comprehensive (loss) income	(3)	(154)	12
Other comprehensive income (loss), net of tax	1,862	(5,082)	1,720
Comprehensive (loss) income	$(8,213)	$(81,765)	$17,589

The accompanying notes form an integral part of the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$42,711	$26,770
Accounts receivable, net of allowance for doubtful accounts of $3,830 and $4,880, respectively	202,406	193,186
Unbilled revenue	48,396	46,252
Other receivables	28,194	23,727
Inventories	34,977	55,715
Prepaid expenses	10,680	16,256
Other current assets	7,301	10,733
Total current assets	374,665	372,639
Property and equipment, net	37,224	82,933
Intangibles and other assets:
Goodwill	152,210	152,158
Intangible assets, net	7,714	9,828
Right of use assets, net	51,159	—
Deferred income taxes	2,182	1,195
Other non-current assets	4,129	2,976
Total intangibles and other assets	217,394	166,157
Total assets	$629,283	$621,729
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$142,136	$158,028
Accrued expenses	50,975	35,698
Deferred revenue	9,568	17,614
Revolving credit facility - current	593	142,736
Term loan - current	7,500	—
Other current liabilities	35,665	28,190
Total current liabilities	246,437	382,266
Lease liabilities	46,075	—
Revolving credit facility - non-current	60,086	—
Term loan - non-current	89,242	—
Deferred income taxes	8,053	7,605
Other long-term liabilities	1,138	50,903
Total liabilities	451,031	440,774
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 and 200,000 shares authorized, 64,820 and 64,495 shares issued, 52,133 and 51,807 shares outstanding, respectively	6	6
Additional paid-in capital	245,311	239,960
Treasury stock at cost, 12,688 and 12,688 shares, respectively	(81,471)	(81,471)
Accumulated other comprehensive loss	(22,449)	(24,311)
Retained earnings	36,855	46,771
Total stockholders' equity	178,252	180,955
Total liabilities and stockholders' equity	$629,283	$621,729
 The accompanying notes form an integral part of the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands)

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2016	63,391	$6	$224,480	9,303	$(49,458)	$(20,949)	$108,082	$262,161
Net income							15,869	15,869
Total other comprehensive income, net of tax						1,720		1,720
Issuance of common stock upon exercise of stock awards	648	—	1,421					1,421
Issuance of treasury shares as consideration for acquisition	36	—	385	(405)	4,561		(269)	4,677
Acquisition of treasury shares				1,122	(10,976)			(10,976)
Stock based compensation expense			6,820					6,820
Cumulative effect of change related to adoption of ASU 2016-09			2,093				198	2,291
Cumulative effect of pre-2017 revision adjustments							(1,060)	(1,060)
Balance at December 31, 2017	64,075	6	235,199	10,020	(55,873)	(19,229)	122,820	282,923
Net loss							(76,683)	(76,683)
Total other comprehensive loss, net of tax						(5,082)		(5,082)
Issuance of common stock upon exercise of stock awards	420	—	(541)					(541)
Acquisition of treasury shares				2,668	(25,598)			(25,598)
Stock based compensation expense			5,302					5,302
Cumulative effect of change related to adoption of ASC 606							482	482
Cumulative effect of change related to adoption of ASU 2016-16							152	152
Balance at December 31, 2018	64,495	6	239,960	12,688	(81,471)	(24,311)	46,771	180,955
Net loss							(10,075)	(10,075)
Total other comprehensive income, net of tax						1,862		1,862
Issuance of common stock upon exercise of stock awards	325	—	(182)					(182)
Stock based compensation expense			5,533					5,533
Cumulative effect of change related to adoption of ASC 842							159	159
Balance at December 31, 2019	64,820	$6	$245,311	12,688	$(81,471)	$(22,449)	$36,855	$178,252
The accompanying notes form an integral part of the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(10,075)	$(76,683)	$15,869
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,328	12,988	13,390
Stock-based compensation expense	6,281	5,302	6,820
Deferred income taxes	(879)	(4,604)	4,073
Change in fair value of contingent consideration liability	—	—	677
Goodwill impairment	—	46,319	—
Intangible and other asset impairments	—	18,121	—
Bad debt provision	1,068	3,601	454
Contract implementation cost amortization	300	433	—
Change in fair value of warrant	2,233	—	—
Change in fair value of embedded derivative	(176)	—	—
Unrealized foreign exchange loss	834	—	—
Other operating activities, net	1,150	255	210
Changes in assets and liabilities:
Accounts receivable and unbilled revenue	(12,254)	4,470	(41,871)
Inventories	20,980	(16,039)	(4,245)
Prepaid expenses and other assets	(6,529)	2,120	(13,882)
Accounts payable	(15,634)	21,585	18,096
Accrued expenses and other liabilities	22,843	5,190	12,107
Net cash provided by operating activities	22,470	23,058	11,698
Cash flows from investing activities:
Purchases of property and equipment	(13,378)	(11,263)	(12,483)
Payments for acquisitions, net of cash acquired	(721)	—	—
Proceeds from sale of property and equipment	—	122	—
Net cash used in investing activities	(14,099)	(11,141)	(12,483)
Cash flows from financing activities:
Net borrowings (repayments) from prior revolving credit facility	(142,583)	14,539	(867)
Net borrowings from new revolving credit facility	60,563	—	—
Net short-term secured (repayments) borrowings	(833)	(1,525)	20,709
Proceeds from term loan	100,000	—	—
Payments on term loan	(2,500)	—	—
Repurchases of common stock	—	(25,689)	(10,885)
Payments of contingent consideration	—	—	(10,989)
Payment of debt issuance costs	(5,488)	(545)	—
Proceeds from exercise of stock options	63	545	2,663
Other financing activities, net	(245)	(1,061)	(1,156)
Net cash provided by (used in) financing activities	8,977	(13,736)	(525)
Effect of exchange rate changes on cash and cash equivalents	(1,407)	(1,973)	948
Increase (decrease) in cash and cash equivalents	15,941	(3,792)	(362)
Cash and cash equivalents, beginning of period	26,770	30,562	30,924
Cash and cash equivalents, end of period	$42,711	$26,770	$30,562
Supplemental disclosure of cash flow information:
Interest paid	$14,355	$7,149	$4,072
Income taxes paid	$3,040	$5,810	$9,838
Supplemental non-cash investing and financing activities:
Buildings - Build to Suit Leases	$—	$48,428	$—
Repurchases of common stock	$—	$—	$91
Shares issued as payment of contingent consideration	$—	$—	$4,678
The accompanying notes form an integral part of the consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

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

Preparation of Financial Statements and Use of Estimates

The preparation of the consolidated financial statements is in conformity with generally accepted accounting principles in the United States ("GAAP"). GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. On an ongoing basis, the Company evaluates its estimates, including those related to product returns, allowance for doubtful accounts, inventories and inventory valuation, valuation and impairments of goodwill and long-lived assets, income taxes, accrued bonus, contingencies, stock-based compensation and litigation costs. The Company bases its estimates on historical experience and on other assumptions that its management believes are reasonable under the circumstances. These estimates form the basis for making judgments about the carrying value of assets and liabilities when those values are not readily apparent from other sources. Actual results can differ from those estimates.

Revision of Prior Period Financial Statements

In connection with the preparation of the consolidated financial statements, the Company identified errors within our North America and EMEA segments in the quarterly and annual periods of 2019, 2018 and 2017. During 2019, the Company enhanced its internal controls in connection with its ongoing remediation efforts related to the material weakness. As a result of the enhanced internal controls, certain adjustments were identified related to prior periods. The remaining adjustments related to a proposed sales and use tax liability from the State of Illinois, which impacted prior years. The Company considered the errors identified in accordance with the SEC's Staff Accounting Bulletin ("SAB") No. 99 ("Materiality") and SAB 108 ("Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements") and determined the impact was immaterial to the previously issued consolidated financial statements, however, correcting the cumulative error in the current period would be significant. As such, the Company has revised the previously reported financial information included herein. Refer to Note 21, Revision of Prior Period Financial Statements for a summary of revisions made. Further, we will correct previously reported financial information impacted by the aforementioned errors in future filings.

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

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The net realized gains (losses) on foreign currency transactions were $(2.4) million, $(1.1) million and $(1.4) million for the years ended December 31, 2019, 2018 and 2017, respectively.

Highly Inflationary Accounting

During 2018, the Argentinian economy was reclassified as highly inflationary under GAAP due to multiple years of increasing inflation, resulting in the remeasurement of our Argentinian operations into U.S. dollars.  The application of highly inflationary accounting did not have a material impact on the Company’s consolidated financial statements for the years ended December 31, 2019 and 2018.

Fair Value Measurements

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

Fair value accounting requires bifurcation of embedded derivative instruments such as interest rate reset features in debt instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value for embedded derivatives, the Company uses a 'with and without' valuation model. Additionally, fair value accounting requires liability-classified awards, such as warrant liabilities, to be measured at fair value for accounting purposes. The fair value of freestanding derivative instruments, such as warrant liabilities, are valued using the Black-Scholes-Merton option pricing model.

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

Revenue Recognition

In accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers, the Company generally reports revenue on a gross basis because the Company typically controls the goods or services before transferring to the customer. Under these arrangements, the Company is primarily responsible for the fulfillment, including the acceptability, of the marketing materials and other products or services. In addition, the Company has reasonable discretion in establishing the price, and in some transactions, the Company also has inventory risk and is involved in the determination of the nature or characteristics of the marketing materials and products. In some arrangements, the Company is not primarily responsible for fulfilling the goods or services. In arrangements of this nature, the Company does not

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

control the goods or services before they are transferred to the customer and such revenue is reported on a net basis. The Company records taxes collected from customers and remitted to governmental authorities on a net basis.

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

Revenue is measured based on consideration specified in a contract with a customer. Contracts may include variable consideration (for example, customer incentives such as rebates), and to the extent that variable consideration is not constrained, the Company includes the expected amount within the total transaction price and updates its assumptions over the duration of the contract. The constraint will generally not result in a reduction in the estimated transaction price.

The Company’s performance obligations related to the procurement of marketing materials are typically satisfied upon shipment or delivery of its products to customers, at which time the Company recognizes revenue. Payment is typically due from the customer at this time or shortly thereafter. Shipping and handling costs after control over a product has transferred to a customer are expensed as incurred and are included in cost of goods sold in the consolidated statements of operations. Unbilled revenue represents shipments or deliveries that have been made to customers for which the related account receivable has not yet been invoiced. The Company does not have material future performance obligations that extend beyond one year.

Some service revenue, including stand-alone creative and other services, may be recognized over time but the difference between recognizing that revenue over time versus at a point in time when the service is completed and accepted by the customer is not material to the Company’s overall revenue to date.

Cost of Goods Sold

Cost of goods sold includes product costs and warehousing costs. Product costs consist of costs to procure inventory for customers, creative design costs to customize products for customers, and shipping and handling costs. Shipping and handling include both internal and third-party fulfillment and shipping costs. Warehousing costs consist of rent and overhead costs related to assembling and storing products in warehouse facilities. Certain creative design costs and warehousing costs consist of personnel costs for employees within production and distribution of branded products.
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

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Activity related to our allowance for doubtful accounts for the years ended December 31, is as follows (in thousands):

	2019	2018	2017
Balance at beginning of period	$4,880	$3,534	$2,622
Charged to expense	1,068	3,601	454
Uncollectible accounts written off, net of recoveries	(2,118)	(2,255)	457
Balance at end of period	$3,830	$4,880	$3,534

Unbilled Revenue and Accrued Accounts Payable

Unbilled revenue and accrued accounts payable include estimated shipments or deliveries that have been made to customers for which the related accounts receivable and accounts payable have not yet been recorded. The Company estimates these amounts using assumptions such as projected margin and shipping probabilities and results in impacts to revenue, unbilled revenue, accrued accounts payable, and costs of goods sold.

Other Receivables

Other receivables include product receivables for consumer packaged goods clients, where the Company's procurement of products on behalf of the customer is considered to be a pass-through activity.

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

The inventory reserve balance was $1.8 million, $5.0 million and $4.3 million as of December 31, 2019, 2018 and 2017, respectively.

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

Internal-Use Software

In accordance with ASC 350-40, Intangibles—Goodwill and Other, Internal-Use Software, certain costs incurred in the planning and evaluation stage of internal-use computer software are expensed as incurred. Certain costs incurred during the application development stage are capitalized and included in property and equipment. Capitalized internal-use software costs are

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

depreciated over the expected economic useful life of three to six years using the straight-line method. Capitalized internal-use software asset depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $6.6 million, $6.1 million and $5.4 million, respectively, and is included in total depreciation expense. At December 31, 2019 and 2018, the net book value of internal-use software was $25.3 million and $25.4 million, respectively.

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

Under ASC 350, an entity is permitted to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the quantitative test is required due to the determination the fair value of a reporting unit is more likely than not less than its carrying amount, the fair value for each reporting unit is compared to its book value including goodwill. In the case that the fair value is less than the book value of the goodwill, the difference is recognized as an impairment.

The fair value estimates used in the goodwill impairment analysis require significant judgment. The fair value estimates are based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenue and operating margins and assumptions about the overall economic climate and the competitive environment for the business. The fair value determination of the North America reporting unit primarily relies on management judgments around timing of generating revenue from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway (see Note 7, Restructuring Activities and Charges). If assumptions surrounding either of these factors change, then a future impairment charge may occur. At the date of the most recent step one test, if the fair value of a reporting unit exceeds the carrying value by less than 30 percent, the Company will include enhanced goodwill disclosures.

The goodwill impairment charge recorded to the North America reporting unit in 2018, as discussed in Note 5, Goodwill, to the Consolidated Financial Statements, represents a partial impairment of the North America segment goodwill, resulting in “at risk” goodwill under ASC 350 as of December 31, 2018.

The Company performed its annual goodwill impairment analysis as of October 1, 2019, its measurement date, and concluded there was no impairment of its North America reporting unit. Further, the Company noted the fair value of the reporting unit exceeded the carrying value by more than 30 percent. The Company considered indicators for impairment at December 31, 2019 and did not identify any that triggered additional impairment testing and analysis.

Other Intangible Assets

In accordance with ASC 350, the Company amortizes its intangible assets with finite lives over their respective estimated useful lives and reviews for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that they may be impaired. Impairment indicators could include significant under-performance relative to the historical or projected future operating results, significant changes in the manner of use of assets, significant negative industry or economic trends or significant changes in the Company’s market capitalization relative to net book value. Any changes in key assumptions used by the Company, including those set forth above, could result in an impairment charge and such a charge could have a material adverse effect on the Company’s consolidated results of operations. The Company’s intangible assets consist of customer lists, non-competition agreements, trade names and patents. The Company’s customer lists, which have an estimated weighted-average useful life of approximately 14 years, are being amortized using the economic life method. The Company’s non-competition agreements, trade names and patents are being amortized on the straight-line basis over their estimated weighted-average useful lives of approximately 4 years, 13 years and 9 years, respectively.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

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

The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. There was nominal interest and penalties related to unrecognized tax benefits for the years ended December 31, 2019, 2018 and 2017.

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

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Advertising

Costs of advertising, which are expensed as incurred by the Company, were $0.6 million, $1.4 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively, and are included in selling, general and administrative expenses in the consolidated statement of operations.

Comprehensive (Loss) Income

Accumulated comprehensive loss consists solely of foreign currency translation adjustments.

Stock-Based Compensation

The Company accounts for stock-based compensation awards in accordance with ASC 718, Compensation-Stock Compensation. Compensation expense is measured by determining the fair value of each award using the Black-Scholes option valuation model for stock options and stock appreciation rights ("SARs") and the closing share price on the grant date for restricted shares and restricted share units. The fair value is then recognized over the requisite service period of the awards, which is generally the vesting period, on a straight-line basis for the entire award. As the SARs are liability classified, the fair value is remeasured at the end of each month and the expense is adjusted accordingly.

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

The option valuation model used in determining the fair value of the stock options and SARs requires assumptions, which impact the assumed fair value, including the expected life of the stock option, the risk-free interest rate, expected volatility of the stock over the expected life and the expected dividend yield. The Company uses historical data to determine these assumptions and if these assumptions change significantly for future grants, share-based compensation expense will fluctuate in future years.

The Company accounts for forfeitures as they occur. Stock-based compensation expense is included in selling, general and administrative expenses in the consolidated statement of operations. Refer to Note 16, Stock-Based Compensation Plan, for further information regarding stock-based compensation.

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted ASU 2016-02, along with related clarifications and improvements, as of January 1, 2019, using the modified retrospective approach, which allows the Company to apply ASC 840, Leases, in the comparative periods presented in the year of adoption. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained earnings in the period of adoption. The Company elected to use the package of practical expedients, which permitted the Company to not reassess: (i) whether a contract is or contains a lease, (ii) lease classification, and (iii) initial direct costs resulting from the lease. The Company has not elected the hindsight practical expedient, which permits the use of hindsight when determining lease term and impairment of operating lease assets. The Company elected to apply the short-term lease exception, which allows the Company to keep leases with terms of 12 months or less off the balance sheet. The Company also elected to combine lease and non-lease components as a single component for the Company's entire population of lease assets. Refer to Note 3, Leases, for further discussion of the new guidance impact.

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

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. ASU 2016-13 requires using a modified retrospective transition method. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") methodology, which will alter the estimation process, inputs, and assumptions used in estimating credit losses. For the financial assets that are under the scope of this standard, entities will be required to use a new forward-looking “expected loss” model that estimates the loss over the lifetime of the asset based on historical experience, current conditions, and reasonable and supportable forecasts. This will result in earlier recognition of allowance for doubtful accounts and will replace the Company’s “incurred loss” model that delayed the full amount of credit loss until the loss is probable of occurring. In addition, the standard requires entities to evaluate financial instruments by recording allowance for doubtful accounts by pooling of instruments based on similar risk characteristics, rather than a specific identification approach. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018.

The Company is adopting ASU 2016-13 effective January 1, 2020 and anticipates that it will mainly impact accounts receivable and unbilled revenue. The Company has analyzed its historical credit loss experience and considered current conditions and reasonable forecasts in developing the expected credit loss rates. The Company applied the CECL methodology to the applicable outstanding balances at December 31, 2019. Based on this calculation, the Company expects to record an adjustment of approximately $1.0 million to $2.0 million on January 1, 2020 to retained earnings as a cumulative-effect adjustment under the modified retrospective transition method.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company does not expect the adoption of ASU 2018-13 to have a material impact on its consolidated financial statements.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently in the process of evaluating the impact of adoption of this ASU on its consolidated financial statements.

3. Leases

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This pronouncement requires lessees to recognize a liability for lease obligations, which represents the discounted obligation to make future lease payments, and a corresponding right-of-use asset on the balance sheet. The Company adopted the ASU, along with related clarifications and improvements, as of January 1, 2019, using the modified retrospective approach. The cumulative effect of adoption was recorded as an adjustment to the opening balance of retained earnings in the period of adoption.

Adoption of the new standard resulted in the recording of net lease assets and lease liabilities of approximately $39.4 million and $41.5 million, respectively, as of January 1, 2019. The $2.1 million difference in the lease liabilities and net lease assets represents the net ASC 840 lease liabilities at the effective date that were netted against the initial right-of-use-asset, which included: straight-line rent, prepaid rent, and lease incentives. The $0.2 million transition adjustment to retained earnings was comprised of $1.0 million of build-to-suit assets and build-to-suit financing obligations that were derecognized and recorded as operating leases in transition and $0.5 million of initial impairment to right-of-use-assets, which were partially offset by the related deferred tax effect of $0.3 million.

Adoption of ASU 2016-02 did not materially impact the Company's consolidated net earnings or cash flows and did not have a notable impact on the Company's liquidity or debt-covenant compliance under the Company's current agreements.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Operating leases:
Right of use assets	$50,668
Finance leases:
Right of use assets, cost	815
Less: Accumulated amortization	(324)
Right of use assets, net	491
Total right of use assets, net	$51,159

Lease liabilities:
Current:
Operating	$9,107
Finance	176
Non-current:
Operating	45,728
Finance	347
Total lease liabilities	$55,358

The components of lease cost were as follows (in thousands):

December 31, 2019
Operating lease cost	$10,725
Variable lease cost	1,645
Short-term lease cost	1,871
Finance lease cost:
Amortization of right of use assets	91
Interest on lease liabilities	25
Total finance lease cost	116
Less: Sublease income	(268)
Total lease cost	$14,089

Average lease terms and discount rates were as follows:

December 31, 2019
Weighted-average remaining lease term (years)
Operating leases	6.79
Finance leases	2.98
Weighted-average discount rate
Operating leases	6.61%
Finance leases	7.27%

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Supplemental cash flow information related to leases was as follows (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,649
Operating cash flows from finance leases	129
Total	$8,778

The aggregate future lease payments for operating and finance leases as of December 31, 2019 are as follows (in thousands):

	Operating	Finance
2020	$11,477	$204
2021	12,222	204
2022	10,551	133
2023	7,975	29
2024	6,531	9
Thereafter	20,961	—
Total lease payments	69,717	579
Less: Interest	(14,882)	(56)
Present value of lease liabilities	$54,835	$523

The aggregate future lease payments for operating and capital leases as of December 31, 2018 were as follows (in thousands):

Operating
2019	$6,383
2020	5,017
2021	4,422
2022	3,245
2023	2,068
Thereafter	1,966
Total lease payments	$23,101

4. Revenue Recognition

Costs to Fulfill Customer Contracts and Contract Liabilities

The Company capitalizes certain setup costs related to new customers as fulfillment costs. Capitalized contract costs are amortized over the expected period of benefit using the straight-line method which is generally three years.

Contract liabilities are referred to as deferred revenue in the consolidated financial statements. We record deferred revenue when cash payments are received in advance of satisfying our performance obligations, and we recognize revenue as these obligations are satisfied.

For the years ended December 31, 2019 and 2018, the amount of amortization was $0.3 million and $0.4 million, respectively. There was no impairment loss in relation to the capitalized costs for the year ended December 31, 2019. For the year ended December 31, 2018, there was a $1.3 million impairment loss in relation to setup costs capitalized in the North America reportable segment. The impairment was calculated as the difference between the carrying amount of the asset and the recoverable amount.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The following table is a summary of the Company's costs to fulfill and contract liabilities (in thousands):

	December 31, 2019	December 31, 2018
Costs to fulfill	$1,238	$1,152
Contract liabilities	9,568	17,614
Cash received	36,662	11,387
Revenue recognized	44,708	11,850

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

No incremental costs to obtain a contract incurred by the Company during the year ended December 31, 2019 and 2018 were required to be capitalized.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of December 31, 2019. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described within Note 2, Summary of Significant Accounting Policies.

5. Goodwill

The following is a summary of the goodwill balance for each reportable segment as of December 31 (in thousands):

	North America	EMEA	LATAM	Total
Balance as of December 31, 2017	$170,685	$21,815	$7,447	$199,946
Goodwill impairment	(18,432)	(20,778)	(7,109)	(46,319)
Foreign exchange impact	(95)	(1,037)	(338)	(1,469)
Balance as of December 31, 2018	152,158	—	—	152,158
Foreign exchange impact	52	—	—	52
Balance as of December 31, 2019	$152,210	$—	$—	$152,210

2018 Goodwill Impairment Charges

During the third quarter of 2018, the Company changed its segments and re-evaluated its reporting units. This change required an interim impairment assessment of goodwill. The Company determined an enterprise value for its North America, EMEA and LATAM reporting units that considered both discounted cash flow and guideline public company methods. The Company further compared the enterprise value of each reporting unit to its respective carrying value. The enterprise value for North America exceeded its carrying value indicating there was no impairment. The enterprise values for the EMEA and LATAM reporting units were less than their respective carrying values thus resulting in the Company recognizing $20.8 million and $7.1 million non-cash goodwill impairment charges, respectively.

As of December 31, 2018, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price. The Company determined an enterprise value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further compared the enterprise value of the reporting unit to its carrying value. The enterprise value for the North America reporting unit was less than its carrying value and resulted in a non-cash goodwill impairment charge of $18.4 million. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Prior to the aforementioned 2018 activity, the Company recorded gross and accumulated impairment losses of $75.4 million as a result of prior period goodwill impairment tests.

6. Other Intangible Assets

The following is a summary of the Company’s intangible assets as of December 31 (in thousands, except weighted average life):

	2019	2018	Weighted Average Life in Years
Customer lists	$73,678	$73,792	13.6
Non-competition agreements	959	950	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	77,204	77,309
Less accumulated amortization and impairment:
Customer lists	(66,382)	(64,528)
Non-competition agreements	(959)	(950)
Trade names	(2,098)	(1,956)
Patents	(51)	(47)
Total accumulated amortization and impairment	(69,490)	(67,481)
Intangible assets, net	$7,714	$9,828

Amortization expense related to these intangible assets was $2.2 million, $3.6 million, and $5.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, estimated amortization expense for the next five years and thereafter is as follows (in thousands):

2020	$2,024
2021	1,784
2022	1,408
2023	962
2024	745
Thereafter	791
$7,714

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The Company's intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. It was determined that the fair value of intangible assets in EMEA and LATAM was less than the recorded book value of certain customer lists. As a result, the Company recognized a $13.8 million non-cash intangible asset impairment charge related to certain customer lists, which is included in the accumulated amortization and impairment balance above. Of the total charge, $0.6 million related to the LATAM reportable segment, and $13.2 million related to the EMEA reportable segment.

7. Restructuring Activities and Charges

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. At the time of adoption, the plan was expected to be completed by the end of 2019 and the Company expected to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Where required by law, the Company will consult with each of the affected

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

country’s local Works Councils prior to implementing the plan. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

On February 24, 2020, subsequent to the balance sheet date but prior to the issuance of the financial statements, the Company approved an increase in the size of the 2018 Restructuring Plan. From adoption through completion of the plan, the Company expects to incur pre-tax cash restructuring charges of $35.0 million to $45.0 million and pre-tax non-cash restructuring charges of $0.5 million. Cash charges are expected to include $9.0 million to $12.0 million for employee severance and related benefits, $8.0 million to $10.0 million for consulting fees and lease and contract terminations, and $18.0 million to $23.0 million for compensation realignment and other retention.

The following table summarizes the accrued restructuring activities for this plan (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Compensation Realignment and Other Retention	Other	Total
Balance at December 31, 2017	$—	$—	$—	$—	$—
Charges	3,257	512	—	2,262	6,031
Cash payments	(2,594)	(226)	—	(1,557)	(4,377)
Non-cash settlements/adjustments(1)	(305)	—	—	—	(305)
Balance at December 31, 2018	358	286	—	705	1,349
Charges	5,073	920	5,208	4,717	15,918
Prepayments(2)	—	—	199	—	199
Cash payments	(4,763)	(1,016)	(1,771)	(5,164)	(12,714)
Non-cash settlements/adjustments(1)	(2)	(167)	—	—	(169)
Balance at December 31, 2019	$666	$23	$3,636	$258	$4,583
(1) Non-cash settlements and adjustments consist of (1) ASC 842 transition adjustments for a historical lease termination liability under ASC 840 and (2) foreign currency impacts.
(2) For compensation realignment and other retention amounts, expense is recognized over a mandatory future service period, whereby payments occur at certain intervals throughout the mandatory future service period. Prepayments reflected in this line item represent payments that have occurred as of December 31, 2019.

The Company recorded the following restructuring costs by segment (in thousands):

	Year Ended December 31,
	2019	2018
North America	$8,466	$882
LATAM	515	368
EMEA	1,735	2,496
Other	5,202	2,285
Total	$15,918	$6,031

From adoption through December 31, 2019, the Company recognized $21.9 million in total restructuring charges pursuant to the 2018 Restructuring Plan.

2015 Restructuring Plan

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

terminations and other associated costs. The charges were all incurred by the end of 2016 with the final payouts of the charges expected to occur in early 2020.

The following table summarizes the accrued restructuring activities for this plan for the year ended December 31, 2019 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2018	$486	$—	$—	$486
Cash payments	(364)	—	—	(364)
Balance as of December 31, 2019	$122	$—	$—	$122

8. Property and Equipment

Property and equipment at December 31, 2019 and 2018, respectively, consisted of the following (in thousands):

	2019	2018
Computer equipment	$14,249	$12,258
Software, including internal-use software	89,072	82,426
Office equipment and furniture	7,288	7,315
Buildings	1,666	49,169
Leasehold improvements	6,776	4,394
Total Property and Equipment, Gross	119,051	155,562
Less: Accumulated depreciation	(81,827)	(72,629)
Property and Equipment, Net	$37,224	$82,933

Depreciation expense was $10.1 million, $9.4 million, and $8.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Long-Lived Asset Impairment

In the third quarter of 2018, the Company changed its reporting units as part of a segment change, which required an interim impairment assessment. The intangible and long-lived assets associated with the reporting units assessed were also reviewed for impairment. As the fair value of capitalized costs related to a legacy ERP system in the EMEA reporting unit was determined to be less than the recorded book value of such assets, the Company recorded a $3.0 million impairment charge.

During the fourth quarter of 2017, the Company ceased use of one of its internal-use software platforms and recorded $0.4 million of expense within depreciation and amortization.

Buildings

Under ASC 840, Leases, the Company was deemed the accounting owner of facilities in Portland, Oregon, and Prague, Czech Republic, during construction, and upon completion of construction, determined that facilities did not qualify for sale-leaseback accounting treatment. Buildings of $48.5 million and corresponding financing obligations of $47.0 million were classified within Property and equipment, net and Long-term liabilities, respectively, as of December 31, 2018. These amounts were derecognized upon adoption of ASC 842, Leases, and are recorded as operating leases within right of use assets and lease liabilities as of December 31, 2019.

9. Revolving Credit Facilities

Credit Agreement

The Company entered into a Credit Agreement, dated as of August 2, 2010, subsequently amended most recently as of March 15, 2019, among the Company, the lenders party thereto and Bank of America, N.A., as Administrative Agent (the “Prior Credit Agreement”). The Company refinanced its debt on July 16, 2019. At July 15, 2019, immediately preceding the refinancing, the Prior Credit Agreement included a revolving commitment amount of $175.0 million and $160.0 million in the aggregate through September 25, 2019 and September 25, 2020, respectively (the “Prior Credit Facility”). The Prior Credit Agreement also provided the Company the right to increase the aggregate commitment amount by an additional $50.0 million. Outstanding borrowings under the Prior Credit Facility were guaranteed by the Company’s material domestic subsidiaries, as defined in the Prior Credit Agreement. The Company’s obligations under the Prior Credit Agreement and such domestic subsidiaries’ guaranty obligations were secured by substantially all of their respective assets. The ranges of applicable rates charged for interest on outstanding loans and letters of credit were 50-225 basis point spread for loans based on the base rate and 150-325 basis point spread for letter of credit fees and loans based on the Eurodollar rate.

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

The terms of the Prior Credit Agreement included various covenants, including covenants that required the Company to maintain a maximum leverage ratio and a minimum interest coverage ratio. The most recent amendment to the Prior Credit Agreement modified the maximum leverage ratio from 3.50 to 1.00 to 4.50 to 1.00 for the trailing twelve months ended December 31, 2018, and from 3.00 to 1.00 to 4.75 to 1.00 for the trailing twelve months ended March 31, 2019. The maximum leverage ratio is 3.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The most recent amendment to the Prior Credit Agreement also modified the minimum interest coverage ratio from 5.00 to 1.00 to 4.00 to 1.00 for the trailing twelve months ended December 31, 2018 and from 5.00 to 1.00 to 3.50 to 1.00 for the trailing twelve months ended March 31, 2019. The minimum interest coverage ratio is 5.00 to 1.00 for the trailing twelve months ended June 30, 2019 and each period thereafter. The Company was in violation of the debt covenants under the Prior Credit Agreement as of June 30, 2019; however, the Company successfully completed refinancing of its debt on July 16, 2019, which is further discussed below.

ABL Credit Agreement

On July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a loan and security agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders (the “ABL Credit Facility”). The Company used the initial proceeds from the ABL Credit Facility (in combination with the initial proceeds from the Term Loan Credit Facility discussed in Note 10, Long-Term Debt) to repay in full the Prior Credit Facility, along with fees and transaction expenses incurred in connection with the closing of the ABL Credit Facility and for working capital purposes.

Some, but not all, lenders from the Prior Credit Agreement continued as lenders in the ABL Credit Agreement. Unamortized deferred financing fees associated with non-continuing lenders of $0.1 million were written off as a result of the refinancing.

The ABL Credit Facility consists of a $105 million asset-based revolving line of credit, of which up to (i) $15 million may be used for UK Revolver Loans (as defined in the ABL Credit Agreement), (ii) $10.5 million may be used for Swingline Loans (as defined in the ABL Credit Agreement), and (iii) $10 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $20 million following satisfaction of certain conditions. The ABL Credit Facility matures on July 16, 2024. Advances under the ABL Credit Facility bear interest at either: (a) LIBOR (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for US LIBOR Loans and UK LIBOR Loans (each as defined in the ABL Credit Agreement); (b) the US Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 1.00% to 1.50% for US Base Rate Loans (as defined in the ABL Credit Agreement); or (c) the UK Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for UK Base Rate Loans (as defined in the ABL Credit Agreement).

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

Within the ABL Credit Agreement, there is a cash dominion requirement for the United States ("US") and United Kingdom ("UK"). In the United States, Bank of America, N.A. (the agent) shall only exercise cash dominion and apply all customer collections of the US borrowers to US obligations when a Trigger Period exists, as defined in the ABL Credit Agreement. In the United Kingdom, all customer collections of the UK borrowers will be applied on a daily basis to any outstanding UK obligations and any credit balance will be transferred back to an account of the UK borrowers. The customer collections of the UK borrowers are only applied against the UK obligations. As a result of the cash dominion, the amount outstanding under the ABL Credit Agreement for UK borrowers has been classified as a current obligation. The amount outstanding under the ABL Credit Agreement for US borrowers has been classified as a long-term obligation, as no Trigger Period has yet occurred nor is considered probable. The amounts outstanding under the ABL Credit Agreement as of December 31, 2019 for the UK borrowers and the US borrowers are $0.6 million and $60.1 million, respectively.

At the time of the Company’s debt refinancing, there was $0.3 million of unamortized debt issuance fees associated with lenders under both the Prior Credit Agreement and the ABL Credit Agreement. Additionally, the Company incurred $1.7 million of deferred financing fees related to the financing transaction described above. The aforementioned deferred financing fees are presented as an asset and amortized on a straight-line basis over the term of the ABL Credit Agreement. Amortization of deferred financing fees is recorded in interest expense and was approximately $0.2 million.

The Company has determined that the interest rate reset features embedded in the ABL Credit Agreement constitute an embedded derivative (collectively, the “ABL Embedded Derivative”) which has been bifurcated from the ABL Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded approximately $0.1 million in interest expense for the amortization of the ABL Embedded Derivative discount through December 31, 2019.

The following schedule shows the change in fair value of the ABL Embedded Derivative at December 31, 2019 (in thousands):

December 31, 2018	$—
Issuance of associated debt (July 16, 2019)	599
Change in fair value	(102)
December 31, 2019	$497

The change in fair value is recorded within other expense on the Company’s consolidated statements of comprehensive (loss) income. Refer to Note 13, Fair Value Measurement, for further discussion.

The Company’s ABL Credit Facility at December 31, 2019 is summarized as follows (in thousands):

ABL Credit Facility outstanding	$60,727
Less: Current portion of ABL Credit Facility for UK Borrowings	(593)
Long-term portion of ABL Credit Facility	60,134
Less: ABL Embedded Derivative Discount(1)	(545)
ABL Embedded Derivative Liability(2)	497
Total Revolving credit facility - non-current	$60,086

(1) Original value of embedded derivative at July 16, 2019, less amortization. (2) Value of embedded derivative as of December 31, 2019.

At December 31, 2019, the Company had $1.7 million of letters of credit outstanding which have not been drawn upon.

On February 22, 2016, the Company entered into a revolving credit facility (the “China Revolving Credit Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The China Revolving Credit Facility includes a revolving commitment amount of $5 million whereby maturity dates vary based on each individual drawdown. On July 16, 2019, the Company modified the China Revolving Credit Facility to decrease the total revolving commitment amount from $5 million to $1 million. All other terms of the China Revolving Credit Facility remained unchanged. Outstanding borrowings under the China Revolving Credit Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the China Revolving Credit Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At December 31, 2019, the Company had $0.5 million of unused availability under the China Revolving Credit Facility.

10. Long-Term Debt

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

The Term Loan Credit Agreement contains a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Agreement to be in full force and effect, and a change of control of the Company’s business. The principal outstanding as of December 31, 2019 is $97.5 million.

The Company has determined the interest rate reset features embedded in the Term Loan Credit Agreement constitute an embedded derivative (collectively, the “Term Loan Embedded Derivative”) which has been bifurcated from Term Loan Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded immaterial interest expense for the amortization of the Term Loan Embedded Derivative discount through December 31, 2019.

The following schedule shows the change in fair value of the Term Loan Embedded Derivative at December 31, 2019 (in thousands):

December 31, 2018	$—
Issuance of associated debt (July 16, 2019)	481
Change in fair value	(74)
December 31, 2019	$407

The change in fair value is recorded within other expense on the Company’s consolidated statements of operations. Refer to Note 13, Fair Value Measurement, for further discussion.

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

The Initial Warrant was recorded as a liability at fair value and will be treated as a discount on the associated debt. The following schedule shows the change in fair value of the Initial Warrant at December 31, 2019 (in thousands):

December 31, 2018	$—
Issuance of initial warrant (July 16, 2019)	4,304
Change in fair value	2,233
December 31, 2019	$6,537

The change in fair value is recorded within other expense on the Company’s consolidated statements of comprehensive loss (income). The fair value associated with the Contingent Warrant is considered de minimis at December 31, 2019.

The Term Loan Credit Facility is presented net of the related original issue discount (“OID”), which was $8.5 million on the issuance date of July 16, 2019. Accretion of OID is included in interest expense. The Company incurred $3.7 million of deferred financing fees related to the Term Loan Credit Agreement that has been recorded as a debt discount. The combined debt discount from the Initial Warrant liability, the Term Loan Embedded Derivative liability, and the debt issuance fees is being amortized into interest expense over the term of the Term Loan Credit Facility using the effective interest method. The Company recorded interest expense for the amortization of the Initial Warrant liability and Term Loan Embedded Derivative liability debt discounts of $0.4 million for the year ended December 31, 2019 and recorded an additional $0.3 million of interest expense for the amortization of the debt issuance fees for the year ended December 31, 2019.

The Company’s Term Loan Credit Facility at December 31, 2019 is summarized as follows (in thousands):

Term Loan Credit Facility outstanding	$97,500
Less: Current portion of Term Loan Credit Facility	(7,500)
Long-term portion of Term Loan Credit Facility	90,000
Less: Original Issue Discount(1)	(7,702)
Term Loan Embedded Derivative Liability(2)	407
Initial Warrant Liability(2)	6,537
Total Term Loan - Non-current	$89,242

(1) Original value of OID attributable to debt issuance costs, warrant liability and embedded derivatives at July 16, 2019, less amortization.
(2) Value of warrant liability and embedded derivatives as of December 31, 2019.

Remediation of Going Concern

Following the successful refinancing of its debt described above and in Note 9, Revolving Credit Facilities, management completed an updated evaluation of the Company’s ability to continue as a going concern and has concluded the factors that raised substantial doubts about the Company’s ability to continue as a going concern that existed as of December 31, 2018 have successfully been alleviated.

11. Commitments and Contingencies

Secured Borrowing Arrangements

During 2019, certain international subsidiaries were party to short-term secured borrowing arrangements which allowed the Company to borrow against the value of a pool of current accounts receivable. The Company retained possession of the accounts receivable which were pledged as collateral. The pledged amounts were immaterial to the consolidated accounts receivable balance while the arrangement was in place. The secured borrowing arrangement ended in the second quarter of 2019.

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

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

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

The provision for income taxes consisted of the following components for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense (benefit):
Federal	$795	$(781)	$3,037
State	(13)	180	53
Foreign	3,797	4,558	4,094
Total current income tax expense	4,579	3,957	7,184
Deferred income tax expense (benefit):
Federal	(565)	(3,385)	1,984
State	840	(90)	1,556
Foreign	(1,154)	(1,129)	533
Total deferred income tax expense	(879)	(4,604)	4,073
Provision (benefit) for income taxes	$3,700	$(647)	$11,257

The provision for income taxes for the years ended December 31, 2019, 2018 and 2017 differs from the amount computed by applying the U.S. federal income tax rate of 21% to pretax income (loss) because of the effect of the following items (in thousands):

	Year Ended December 31,
	2019	2018	2017
Tax (benefit) provision at U.S. federal income tax rate	$(1,342)	$(16,239)	$9,506
State income taxes, net of federal income tax effect	(775)	(307)	883
Federal, state and international deferred tax rate change	1,222	1,135	(4,907)
Transition tax	—	(924)	5,323
Effect of non-US operations	(1,859)	(2,424)	(2,228)
Nontaxable contingent liability fair value changes and goodwill impairment	—	11,254	237
Research and development credit	(202)	(40)	(38)
Change in valuation allowances	(98)	3,973	2,103
Prior year provision to return adjustment	(57)	942	(581)
Write-off of deferred taxes and tax receivables	1,961	431	70
Nondeductible expense and other	904	428	889
Tax reform global intangible low-taxed income	3,178	1,124	—
Tax reform BEAT	768	—	—
Provision (benefit) for income taxes	$3,700	$(647)	$11,257

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of the Company's tax assets and liabilities for financial reporting purposes and the amounts used for income tax return reporting purposes. At December 31, 2019 and 2018, the Company’s deferred tax assets and liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Inventory reserve	$271	$992
Other reserves and allowances	7,870	3,470
Income tax basis in excess of financial statement basis in intangible assets	509	1,085
Deductible stock-based compensation	2,829	3,257
ASC 842 lease liability	8,989	—
Net operating loss carryforward	17,100	19,409
Tax credit carryforwards	402	500
Deferred tax assets	37,970	28,713
Valuation allowance	(13,809)	(13,946)
Net deferred tax assets	$24,161	$14,767

Deferred tax liabilities:
Prepaid & other expenses	$(184)	$(284)
Fixed assets	(3,735)	(4,826)
Intangible assets	(17,762)	(16,067)
ASC 842 right of use asset	(8,351)	—
Deferred tax liabilities	$(30,032)	$(21,177)
Net deferred tax liability	$(5,871)	$(6,410)

The realizability of deferred income tax assets is based on a more likely than not threshold. If it is determined that it is more likely than not that deferred income tax assets will not be realized, a valuation allowance must be established against the deferred income tax assets. Realization of deferred tax assets is dependent primarily on the generation of future taxable income. In considering the need for a valuation allowance, the Company considers historical taxable income along with other positive and negative evidence in assessing the realizability of its deferred tax assets. The Company’s accounting policy is to consider deferred tax liabilities related to indefinite-lived intangible assets as a source of future taxable income when assessing the realizability of its indefinite-lived deferred tax assets.

For the years ended December 31, 2019 and 2018, the Company recorded a reduction of valuation allowances of $0.1 million and additional valuation allowances of $3.2 million, respectively. The Company believes that it is more likely than not that the benefit from certain state net operating loss carryforwards will not be realized. In recognition of this risk, the Company has provided a valuation allowance of $1.7 million on the deferred tax assets related to these state net operating carryforwards for the year ended December 31, 2019. In addition, the Company recorded a decrease in valuation allowances of $1.8 million primarily related to the revaluation of French net operating losses from 28% to 25% based on law changes enacted during 2019.

As of December 31, 2019, the Company has gross federal and state net operating loss (“NOLs”) carryforwards of $10.8 million and $1.8 million, respectively. Of the $10.8 million federal NOL carryforwards, $10.4 million have an indefinite carryover to offset eighty percent of taxable income in a future period based on new legislation. The Internal Revenue Code imposes an annual limitation on the utilization of net operating loss carryforwards related to acquired corporations based on a statutory rate of return (usually the “applicable federal funds rate” as defined in the Internal Revenue Code) and the value of the corporation at the time of a “change in ownership” as defined by Section 382. The Company’s total federal NOL as of December 31, 2019 includes $0.4 million of NOLs from acquired corporations. These acquired NOLs have an annual limitation under Section 382 of the Internal Revenue Code of $0.2 million and begin to expire in 2023. The $1.8 million state NOL carryforwards begin to expire in 2024.

As of December 31, 2019, the Company had tax effected NOLs in Chile, China, Czech Republic, France, Germany, Italy, Japan, and Mexico of $0.6 million, $0.6 million, $0.5 million, $7.3 million, $1.5 million, $0.3 million, $0.5 million, and $0.1 million, respectively, which have an indefinite carryover period.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

A reserve for an uncertain tax position was recorded during prior years as a result of certain intercompany charges and expenses and as a result of a sale of intellectual property between the Company's subsidiaries. The following table summarizes the Company's uncertain tax positions (in thousands):

	December 31,
	2019	2018	2017
Beginning balance	$522	$499	$517
Additions (subtractions) based on tax positions related to the current year	—	—	(35)
Additions (subtractions) based on tax positions related to the prior year	(257)	—	—
Interest and penalties	14	23	17
Statute of limitations lapses	—	—	—
Ending balance	$279	$522	$499

The Company reversed $0.3 million of its uncertain tax positions during the year ended December 31, 2019. The gross unrecognized tax benefit had a 3.8% impact on the effective tax rate as of December 31, 2019. As of December 31, 2019, we had $0.3 million of gross unrecognized tax benefits of which $0.3 million, if recognized, would affect our effective tax rate.

The Company's intention is to indefinitely reinvest all undistributed earnings of its foreign subsidiaries in accordance with ASC 740. Deferred income taxes were not calculated on undistributed earnings (deficit) of foreign subsidiaries. The potential unrecorded deferred tax liability is impracticable to calculate for purposes of the financial statements.

The Company's income (loss) before taxes for its foreign operations was $14.9 million, $(31.6) million and $14.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. The Company’s unremitted earnings permanently reinvested was $46.7 million as of December 31, 2019.

The Company operates under a grant of income tax exemption in Puerto Rico, that became effective for certain operations occurring during the period ending December 31, 2018 and should remain in effect for 20 years as long as specific requirements are satisfied. The impact of this income tax exemption grant decreased foreign taxes by $2.9 million and $2.0 million for 2019 and 2018, respectively. The benefit of the tax exemption on diluted earnings per share was $0.05 and $0.04 per share for 2019 and 2018, respectively.

13. Fair Value Measurement

The Company estimates the fair value of the ABL Credit Facility and Term Loan Credit Facility, as defined in Note 9, Revolving Credit Facilities, and Note 10, Long-Term Debt, respectively, using current market yields. These current market yields are considered Level 2 inputs.

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

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s warrant liabilities:

Stock price	$5.51
Exercise price	$0.01
Time until expiration (years)	4.54
Expected volatility	53.0%
Risk-free interest rate	1.67%
Expected dividend yield	—%

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The fair value of the Company’s embedded derivative liabilities recorded in the Company’s financial statements is determined using a probability-weighted discounted cash flow approach utilizing inputs outlined in Note 9, Revolving Credit Facilities and Note 10, Long-Term Debt. There were no transfers between levels for the years ended December 31, 2019 or 2018.

The table below sets forth the total fair value of the ABL Credit Facility, ABL Embedded Derivative, Term Loan Credit Facility, Term Loan Embedded Derivative, and Warrant as of December 31, 2019 (in thousands):

	December 31, 2019
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
ABL Credit Facility	$129,027	$—	$129,027
ABL Embedded Derivative	—	497	497
Term Loan Credit Facility	91,980	—	91,980
Warrant	—	6,537	6,537
Term Loan Embedded Derivative	—	407	407
Total	$221,007	$7,441	$228,448

14. (Loss) Earnings Per Share

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

For the year ended December 31, 2017, 1.1 million options and restricted common shares were excluded from the calculation as these options and restricted common shares were anti-dilutive. There was no anti-dilutive impact for the years ended December 31, 2019 and 2018 as result of a net loss incurred in each period. The warrants related to the long-term debt are classified and recorded as a liability at fair value with subsequent changes in fair value recognized in earnings. Refer to Note 10, Long-Term Debt, for additional information.  For diluted EPS, fair value adjustments related to the warrants are adjusted out of earnings; however, as a result of the net loss incurred during the period, the adjustment is considered anti-dilutive and the loss for the period is not adjusted for the period ended December 31, 2019.

The computation of basic and diluted (loss) earnings per common share for the years ended December 31, 2019, 2018 and 2017, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net (loss) income	$(10,075)	$(76,683)	$15,869

Shares used in computing per share amounts:
Weighted average shares outstanding	51,958	52,230	53,851
Issuance of warrants	1,335	—	—
Weighted average shares outstanding - basic	53,293	52,230	53,851
Employee stock options and restricted common shares	—	—	1,093
Weighted average shares outstanding - diluted	53,293	52,230	54,944

Basic (loss) earnings per share	$(0.19)	$(1.47)	$0.29
Diluted (loss) earnings per share	$(0.19)	$(1.47)	$0.29

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

15. Share Repurchase Program

On February 12, 2015, the Company announced that its Board of Directors approved a share repurchase program authorizing the repurchase of up to an aggregate of $20.0 million of its common stock through open market and privately negotiated transactions over a two-year period. On November 2, 2016, the Board of Directors approved a two-year extension to the share repurchase program through February 28, 2019. On May 4, 2017, the Board of Directors authorized an increase in its authorized share repurchase program of up to an additional $30.0 million of the Company's common stock through open market and privately negotiated transactions over a two-year period ended May 31, 2019. As of December 31, 2019, the program purchase period had lapsed and shares are no longer available for purchase under this plan.

During the year ended December 31, 2019, the Company did not repurchase any shares of its common stock under this program. During the year ended December 31, 2018, the Company repurchased 2,667,732 shares of its common stock for $25.6 million in the aggregate at an average cost of $9.60. Shares repurchased under this program are recorded at acquisition cost, including related expenses.

16. Stock-Based Compensation Plan

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

The Company recorded share-based stock compensation expense of $6.3 million, $5.3 million and $6.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. The related income tax benefit recognized for the years ended December 31, 2019, 2018 and 2017 was $1.6 million, $1.4 million and $1.7 million, respectively.

Stock Options

Eligible employees receive non-qualified stock options as a portion of their total compensation. The options vest over various time periods depending upon the grant, but generally vest ratably over a four year service period. Vested options may be exercised and converted to one share of the Company’s common stock in exchange for the exercise price which is generally equal to the closing share price on the grant date. The Company’s stock options have a maximum term of 10 years from the date of grant. The stock-based compensation expense related to stock options for the years ended December 31, 2019, 2018 and 2017 was $1.1 million, $2.5 million, and $2.9 million, respectively.

A summary of stock option activity for the year ended December 31, 2019 is as follows (in thousands, except per share and contractual life amounts):

	Outstanding Options	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	4,111	$8.53	$37
Granted	—	—	—
Exercised	(27)	2.36	68
Forfeited/Expired	(1,923)	8.55	5
Outstanding at December 31, 2019	2,161	$8.59	$2	5.87
Vested and exercisable at December 31, 2019	1,385	$8.56	$2	4.56

The total intrinsic value of stock options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.1 million, $1.0 million and $1.3 million, respectively. The weighted-average grant-date fair value of stock options granted during the years ended December 31, 2018 and 2017 was $3.37 and $4.42, respectively. No options were granted in 2019.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The aggregate intrinsic value of options outstanding and exercisable represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of each fiscal year and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options in 2019, 2018 and 2017, respectively. These amounts change based on the fair market value of the Company’s stock which was $5.51, $3.74 and $10.03 on the last business day of the years ended December 31, 2019, 2018 and 2017, respectively.

The following assumptions were utilized in the Black-Scholes valuation model for options granted:

	2019(1)	2018	2017
Dividend yield	—	—	—
Risk-free interest rate	—	2.76%-3.15%	1.98%-2.34%
Expected life	—	6.4 years	6.5 years
Volatility	—	35.0%-36.2%	36.0%-38.0%

(1) No options were granted in 2019.

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

There was $2.2 million of unrecognized compensation costs related to the stock options granted under the Plan as of December 31, 2019. This cost is expected to be recognized over a weighted average period of 2.3 years.

Stock Appreciation Rights

During the year ended December 31, 2019, the Company granted SARs to the Company's executive officers and certain other employees. Each SAR represents the right to receive in cash the excess of the fair market value over the grant price on the exercise date. The SARs vest over various time periods depending upon the grant, but generally vest ratably over 4 years. The Company’s SARs have a maximum term of 10 years from the date of grant. The stock-based compensation expense related to the SARs for the year ended December 31, 2019 was $0.8 million.

A summary of SAR activity for the year ended December 31, 2019 is as follows (in thousands, except per share and contractual life amounts):

	Outstanding SARs	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Life (years)
Outstanding at December 31, 2018	—	$—	$—
Granted	1,449	3.64	2,716
Exercised	—	—	—
Forfeited/Expired	—	—	—
Outstanding at December 31, 2019	1,449	$3.64	$2,716	9.4
Vested and exercisable at December 31, 2019	—	$—	$—

The weighted-average grant-date fair value of SARs granted during the year ended December 31, 2019 was $2.60. No SARs were granted in 2018 or 2017. No SARs vested or were exercised during the years ended December 31, 2019, 2018 or 2017.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The following weighted average assumptions were utilized in the Black-Scholes valuation model to estimate the fair value of the SARs as of December 31, 2019:

2019
Dividend yield	—
Risk-free interest rate	1.69%
Expected life	6.3 years
Volatility	46.7%

No dividend yield is used as the Company does not currently, nor historically, pay dividends. The risk-free interest rate is based on actual U.S. Treasury zero-coupon rates for bonds commensurate with the expected term. Given the limited historic exercise behavior, the Company considered the historical exercise behavior of a peer group of stock option awards, given the similarity between the two types of awards. The expected volatility assumption is based on the historical volatility of the Company’s common stock over a period commensurate with the expected term.

There was $4.0 million of unrecognized compensation costs related to the SARs granted under the Plan as of December 31, 2019. This cost is expected to be recognized over a weighted average period of 3.1 years.

Restricted Common Shares

Eligible employees receive restricted common shares as a portion of their total compensation. The restricted common shares vest over various time periods depending upon the grant, but generally vest from one to four years. The stock-based compensation expense related to restricted common shares for the years ended December 31, 2019, 2018 and 2017 was $0.8 million, $2.5 million and $3.5 million, respectively.

A summary of restricted share activity for the year ended December 31, 2019 is as follows (in thousands, except per share amounts):

	Outstanding Restricted Common Shares	Weighted-Average Grant-Date Fair Value
Nonvested Restricted Common shares at December 31, 2018	447	$9.13
Granted	—	—
Vested and transferred to unrestricted common stock	(158)	8.67
Forfeited	(122)	9.07
Nonvested Restricted Common shares at December 31, 2019	167	$9.61

The weighted-average grant-date fair value of restricted common shares granted during the years ended December 31, 2018 and 2017 was $9.37 and $11.00, respectively. The total fair value of restricted common shares vested during the years ended December 31, 2019, 2018 and 2017 was $0.6 million, $3.0 million and $4.4 million, respectively.

There were $1.0 million of total unrecognized compensation costs related to the restricted common shares as of December 31, 2019. This cost is expected to be recognized over a weighted average period of 1.7 years.

Restricted Share Units

Eligible employees receive restricted share units as a portion of their total compensation. The restricted share units vest over various time periods depending upon the grant, but generally vest from one to four years and convert to common stock at the conclusion of the vesting period. The stock-based compensation expense related to restricted share units for the years ended December 31, 2019 and 2018 was $3.1 million and $0.7 million, respectively.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

A summary of restricted share unit activity for the year ended December 31, 2019 is as follows (in thousands, except per share amounts):

	Outstanding Restricted Share Units	Weighted-Average Grant-Date Fair Value
Nonvested Restricted Share Units at December 31, 2018	552	$7.74
Granted	1,893	3.62
Vested and transferred to unrestricted share units	(204)	7.76
Forfeited	(109)	5.64
Nonvested Restricted Share Units at December 31, 2019	2,132	$4.16

The weighted-average grant-date fair value of restricted share units granted during the year ended December 31, 2018 was $7.74. No restricted share units were granted in 2017. The total fair value of restricted share units vested during the years ended December 31, 2019 and 2018 was $0.8 million and $0.1 million, respectively. No restricted share units vested during 2017.

There was $6.7 million of total unrecognized compensation costs related to restricted share units as of December 31, 2019. This cost is expected to be recognized over a weighted average period of 2.6 years.

Performance-Based Restricted Stock Units

During the years ended December 31, 2019, 2018 and 2017, the Company granted performance share units ("PSUs") to the Company's executive officers and certain other employees. The performance-based restricted stock unit awards are subject to vesting based on performance-based and service-based conditions. At the end of the three-year service period, based on the cumulative adjusted earnings per share and the return on invested capital achieved by the Company, the PSUs will vest in a percentage of the target number of shares between 0% and 200%, depending on the extent the performance condition is achieved. Each of the units granted represent the right to receive one share of the Company’s common stock at a specified future date. The stock-based compensation expense (benefit) related to PSUs for the years ended December 31, 2019, 2018 and 2017 was $0.5 million, $(0.4) million and $0.4 million, respectively.

A summary of performance share unit activity for the year ended December 31, 2019 is as follows (in thousands, except per share amounts):

	Outstanding Performance Share Units	Weighted- Average Grant- Date Fair Value
Nonvested Performance Share Units at December 31, 2018	293	$8.72
Granted	594	3.39
Vested	—	—
Forfeited	(86)	10.41
Nonvested Performance Share Units at December 31, 2019	801	$4.58

The weighted-average grant-date fair value of performance share units granted during the years ended December 31, 2018 and 2017 was $7.36 and $11.10, respectively. No performance share units vested during the years ended December 31, 2019, 2018 and 2017.

There was $1.5 million of total unrecognized compensation costs related to performance-based restricted stock units as of December 31, 2019. This cost is expected to be recognized over a weighted average period of 2.2 years.

17. Benefit Plans

The Company adopted a 401(k) savings plan effective February 1, 2005, covering all of the Company’s employees upon completion of 30 days of service. Employees may contribute a percentage of eligible compensation on both a before-tax basis and after-tax basis. The Company has the right to make discretionary contributions to the plan. For the years ended December 31, 2019,

2018 and 2017, total costs incurred from the Company’s contributions to the 401(k) plan were $1.3 million, $0.0 million, and $1.0 million, respectively.

18. Related Party Transactions

Agreements and Services with Related Parties

The Company provides print procurement services to Arthur J. Gallagher & Company. J. Patrick Gallagher, Jr. is the Chairman, President and Chief Executive Officer of Arthur J. Gallagher & Company and has a direct ownership interest in Arthur J. Gallagher & Company. J. Patrick Gallagher, Jr. was a member of our Board of Directors until November 1, 2019, when he retired from our Board. Effective November 1, 2019, he is no longer a member of the Board of Directors. The total amount billed for print procurement services during the years ended December 31, 2019, 2018 and 2017 was $1.8 million, $1.6 million and $1.9 million, respectively. Additionally, Arthur J. Gallagher & Company provides insurance brokerage and risk management services to the Company. As consideration for these services, Arthur J. Gallagher & Company billed the Company $0.3 million, $0.1 million and $0.1 million for the years ended December 31, 2019, 2018 and 2017, respectively. The amounts receivable from Arthur J. Gallagher & Company were $0.2 million and $0.3 million as of December 31, 2019 and 2018, respectively.

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. David Fisher, a member of the Company’s Board of Directors, is the Chairman and Chief Executive Officer of Enova International, Inc. and has a direct ownership interest in Enova International, Inc. The total amount billed for such procurement services during the years ended December 31, 2019, 2018 and 2017 was $16.1 million, $10.1 million and $0.1 million respectively. The amounts receivable from Enova, Inc. were $4.6 million and $2.0 million as of December 31, 2019 and 2018, respectively.

19. Business Segments

Segment information is prepared on the same basis that our Chief Executive Officer, who is our chief operating decision maker (“CODM”), manages the segments, evaluates financial results, and makes key operating decisions. The Company is organized and managed by the CODM as three operating segments: North America, EMEA, and LATAM. The North America segment includes operations in the United States and Canada; the EMEA segment includes operations in the United Kingdom, continental Europe, the Middle East, Africa, and Asia; and the LATAM segment includes operations in Mexico, Central America, and South America. Other consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Management evaluates the performance of its operating segments based on revenue and Adjusted EBITDA. The accounting policies of each of the operating segments are the same as those described in the summary of significant accounting policies in Note 2, Summary of Significant Accounting Policies, and the product offerings within each reportable segment are consistent as outlined in Note 1, Description of the Business. Management does not evaluate the performance of its operating segments using asset measures. The identifiable assets by segment disclosed in this note are those assets specifically identifiable within each segment and include cash, accounts receivable, inventory, goodwill and intangible assets. Shared service assets are primarily comprised of short-term investments, capitalized internal-use software and net property and equipment for the corporate headquarters.

The Company reports on a segment basis rather than by geography as the North America segment encompasses the Company’s country of domicile (United States) and Canada, of which revenue is principally generated within the United States. North America comprised 71.3% and 69.3% of the Company’s revenue for the years ended December 31, 2019 and 2018, respectively. Canadian operations were determined to be immaterial given the revenue generated from such operations as a percentage of total North America revenue was less than 2% for the year ended December 31, 2019 and 2018, as well as Canadian operations being substantially interconnected and integrated with U.S. operations. Accordingly, the Company deemed it unnecessary to break out revenue geographically thus leading to the disclosure of revenue at the segment level. Additionally, the Company does not disaggregate revenue by product and service revenue as service revenue has not been material to the Company's overall revenue to date.

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The table below presents financial information for the Company's reportable segments and Other for the fiscal years noted (in thousands):

	North America	EMEA	LATAM	Other	Total
Fiscal 2019:
Revenue from third parties	$826,355	$250,719	$80,760	$—	$1,157,834
Revenue from other segments	4,463	9,302	22	(13,787)	—
Total revenue	$830,818	$260,021	$80,782	$(13,787)	$1,157,834
Adjusted EBITDA	$85,662	$12,051	$1,943	$(50,611)	$49,045
Capital expenditures	$10,525	$2,815	$38	$—	$13,378

Fiscal 2018:
Revenue from third parties	$777,202	$260,729	$83,175	$—	$1,121,106
Revenue from other segments	3,200	9,500	217	(12,917)	—
Total revenue	$780,402	$270,229	$83,392	$(12,917)	$1,121,106
Adjusted EBITDA	$61,250	$6,355	$3,082	$(43,372)	$27,315
Capital expenditures	$8,649	$2,609	$5	$—	$11,263

Fiscal 2017:
Revenue from third parties	$780,520	$265,669	$92,181	$—	$1,138,370
Revenue from other segments	5,469	13,444	1,693	(20,606)	—
Total revenue	$785,989	$279,113	$93,874	$(20,606)	$1,138,370
Adjusted EBITDA	$73,790	$15,293	$4,278	$(35,867)	$57,494
Capital expenditures	$8,610	$3,873	$—	$—	$12,483

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The table below reconciles Adjusted EBITDA to Net (loss) income in the Company's consolidated statement of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Adjusted EBITDA	$49,045	$27,315	$57,494
Depreciation and amortization	(12,328)	(12,988)	(13,390)
Stock-based compensation - equity classified awards	(5,533)	(5,302)	(6,820)
Stock-based compensation - SARs market-to-market	(748)	—	—
Restructuring charges	(15,918)	(6,031)	—
Executive search fees	(80)	(235)	(454)
Professional fees related to control remediation	(1,130)	(2,430)	—
Sales and use tax audit	(25)	(113)	(203)
Other professional fees	(2,241)	(507)	—
Goodwill impairment	—	(46,319)	—
Intangible and long-lived asset impairment	—	(18,121)	—
Senior leadership transition and other employee-related costs	—	(1,410)	—
Obsolete retail inventory	—	(950)	—
Professional fees related to ASC 606 implementation	—	(1,092)	(829)
Business development realignment	—	—	(715)
Change in fair value of contingent consideration	—	—	(677)
Czech currency impact on procurement margin	—	—	(860)
Income (loss) from operations	11,042	(68,183)	33,546
Interest income	366	218	97
Interest expense	(14,097)	(7,749)	(4,729)
Other, net	(3,686)	(1,616)	(1,788)
(Loss) income before income taxes	(6,375)	(77,330)	27,126
Provision (benefit) for income tax	(3,700)	647	(11,257)
Net (loss) income	$(10,075)	$(76,683)	$15,869

The table below presents total assets for the Company's reportable segments and Other (in thousands):

	As of December 31,
	2019	2018
North America	$424,775	$398,432
EMEA	140,013	160,228
LATAM	46,822	43,031
Other	17,673	20,038
Total assets	$629,283	$621,729

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

The long-lived assets in the table below consist of net property and equipment (in thousands):

	As of December 31,
	2019	2018
North America	$2,713	$11,078
EMEA	12,675	51,131
LATAM	463	598
Other	21,373	20,126
Total long-lived assets	$37,224	$82,933

Refer to Note 8, Property and Equipment for additional discussion over the change in long-lived assets from 2019 to 2018.

20. Quarterly Selected Financial Information (Unaudited)

The tables below include quarterly selected financial information for 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31, 2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$267,211	$283,861	$287,688	$319,074
Gross profit(1)	62,010	68,398	69,495	62,106
(Loss) income from operations	(371)	4,063	3,762	3,588
Net loss	$(2,044)	$(508)	$(1,062)	$(6,461)
Net loss per share:
Basic and diluted	$(0.04)	$(0.01)	$(0.02)	$(0.12)
(1) During the fourth quarter 2019, the Company reclassified $13.8 million into cost of goods sold, of which $9.4 million of these costs were recorded in SG&A over the first three quarters of the year.  The reclassification had no impact on the annual 2019 consolidated financial statements and similar amounts in prior years were not material.

	Year Ended December 31, 2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenue	$274,297	$281,988	$270,844	$293,977
Gross profit	65,839	64,941	63,967	59,066
Income (loss) from operations(2)	984	2,377	(43,312)	(28,232)
Net loss	$(1,874)	$(299)	$(45,120)	$(29,390)
Net loss per share:
Basic and diluted	$(0.03)	$(0.01)	$(0.87)	$(0.57)
(2) In the third quarter of 2018, the Company recognized a $27.9 million goodwill impairment charge, $13.8 million intangible asset impairment charge and $3.0 million long-lived asset impairment charge. In the fourth quarter of 2018, the Company recognized an additional $18.4 million goodwill impairment charge and a $1.3 million contract asset impairment charge related to costs to fulfill a contract that were deemed to be non-recoverable in North America. Refer to Note 4, Revenue Recognition, Note 5, Goodwill, Note 6, Other Intangible Assets and Note 8, Property and Equipment for further discussion.

21. Revision of Prior Period Financial Statements

During the period ended December 31, 2019, the Company identified errors that affect the current and prior years. During the current period, the Company enhanced its internal controls in connection with its ongoing remediation efforts related to the material weakness. As a result of the enhanced internal controls, certain adjustments were identified related to prior periods. The remaining adjustments related to a proposed sales and use tax liability from the State of Illinois, which impacted prior years. The Company has evaluated the effects of these corrections on its historical financial statements and concluded that none of the periods in the previously issued financial statements are materially misstated. Nonetheless, because correcting for the cumulative effect of the historical errors in the current period would have been material to the current period, the Company has revised its historical consolidated financial statements for the annual periods ended December 31, 2017 and December 31, 2018 and interim periods ended March 31, 2018,

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

June 30, 2018, September 30, 2018, March 31, 2019, June 30, 2019, and September 30, 2019 to reflect the correction of this immaterial error in this Form 10-K.

The following schedules reconcile the amounts as originally reported in the applicable prior period financial statements to the corresponding revised amounts.

Reconciliation of revised financial statement amounts

Revised consolidated statements of operations amounts (in thousands, except per share data)

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
Revenue	$1,121,551	$(445)	$1,121,106
Cost of goods sold	866,453	840	867,293
Gross profit	255,098	(1,285)	253,813

Selling, general and administrative expenses	239,124	(587)	238,537
Loss from operations	(67,485)	(698)	(68,183)
Loss before income taxes	(76,632)	(698)	(77,330)
Income tax benefit	(461)	(186)	(647)
Net loss	(76,171)	(512)	(76,683)
Basic loss per share	(1.46)	(0.01)	(1.47)
Diluted loss per share	(1.46)	(0.01)	(1.47)
Comprehensive loss	(81,251)	(514)	(81,765)
Adjusted EBITDA	27,900	(585)	27,315

	Year Ended December 31, 2017
	As Reported	Adjustments	As Revised
Revenue	$1,138,361	$9	$1,138,370
Cost of goods sold	862,903	(41)	862,862
Gross profit	275,458	50	275,508

Selling, general and administrative expenses	227,253	642	227,895
Income from operations	34,138	(592)	33,546
Income before income taxes	27,718	(592)	27,126
Income tax expense	11,288	(31)	11,257
Net income	16,430	(561)	15,869
Basic earnings per share	0.31	(0.02)	0.29
Diluted earnings per share	0.30	(0.01)	0.29
Comprehensive income	18,150	(561)	17,589
Adjusted EBITDA	57,883	(389)	57,494

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Revised consolidated balance sheet amounts (in thousands)

	As of December 31, 2018
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$193,253	$(67)	$193,186
Unbilled revenue	46,474	(222)	46,252
Inventories	56,001	(286)	55,715
Prepaid expenses	16,982	(726)	16,256
Other current assets	10,379	354	10,733
Total current assets	373,586	(947)	372,639
Total assets	622,676	(947)	621,729
Accounts payable	158,449	(421)	158,028
Accrued expenses	35,474	224	35,698
Other current liabilities	26,231	1,959	28,190
Total current liabilities	380,504	1,762	382,266
Deferred income taxes	8,178	(573)	7,605
Total liabilities	439,585	1,189	440,774
Accumulated other comprehensive loss	(24,309)	(2)	(24,311)
Retained earnings	48,905	(2,134)	46,771
Total stockholders' equity	183,091	(2,136)	180,955
Total liabilities and stockholders' equity	622,676	(947)	621,729

	As of December 31, 2017
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$205,386	$62	$205,448
Other current assets	37,865	335	38,200
Total current assets	383,088	397	383,485
Total assets	649,638	397	650,035
Accounts payable	141,164	(56)	141,108
Accrued expenses	34,391	635	35,026
Other current liabilities	24,078	1,849	25,927
Total current liabilities	217,253	2,428	219,681
Deferred income taxes	12,043	(409)	11,634
Total liabilities	365,093	2,019	367,112
Retained earnings	124,442	(1,622)	122,820
Total stockholders' equity	284,545	(1,622)	282,923
Total liabilities and stockholders' equity	649,638	397	650,035

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

Revised consolidated statements of cash flows amounts (in thousands)

	Year Ended December 31, 2018
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss	$(76,171)	$(512)	$(76,683)
Deferred income taxes	(4,441)	(163)	(4,604)
Accounts receivable and unbilled revenue	4,112	358	4,470
Inventories	(16,325)	286	(16,039)
Prepaid expenses and other assets	1,432	688	2,120
Accounts payable	21,959	(374)	21,585
Accrued expenses and other liabilities	5,473	(283)	5,190
Net cash provided by operating activities	23,058	—	23,058

	Year Ended December 31, 2017
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$16,430	$(561)	$15,869
Deferred income taxes	4,072	1	4,073
Accounts receivable and unbilled revenue	(41,877)	6	(41,871)
Prepaid expenses and other assets	(13,547)	(335)	(13,882)
Accounts payable	18,152	(56)	18,096
Accrued expenses and other liabilities	11,162	945	12,107
Net cash provided by operating activities	11,698	—	11,698

Reconciliation of revised quarterly financial statement amounts (unaudited)

Revised consolidated statements of operations amounts (unaudited) (in thousands, except per share data)

	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Revised
Revenue	$267,239	$(28)	$267,211
Cost of goods sold	206,043	(842)	205,201
Gross profit	61,196	814	62,010

Selling, general and administrative expenses	55,805	25	55,830
Loss from operations	(1,160)	789	(371)
Other, net	(740)	300	(440)
Total other expense	(3,387)	300	(3,087)
Loss before income taxes	(4,547)	1,089	(3,458)
Income tax benefit	(2,085)	671	(1,414)
Net loss	(2,462)	418	(2,044)
Basic loss per share	(0.05)	0.01	(0.04)
Diluted loss per share	(0.05)	0.01	(0.04)
Comprehensive loss	(1,715)	418	(1,297)

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$284,053	$(192)	$283,861	$551,291	$(219)	$551,072
Cost of goods sold	214,986	477	215,463	421,029	(365)	420,664
Gross profit	69,067	(669)	68,398	130,262	146	130,408

Selling, general and administrative expenses	58,661	(1,257)	57,404	114,466	(1,231)	113,235
Income from operations	3,475	588	4,063	2,315	1,377	3,692
Other, net	279	—	279	(460)	299	(161)
Total other expense	(2,103)	—	(2,103)	(5,490)	299	(5,191)
Income (loss) before income taxes	1,372	588	1,960	(3,175)	1,676	(1,499)
Income tax expense	2,541	(73)	2,468	456	597	1,053
Net loss	(1,169)	661	(508)	(3,631)	1,079	(2,552)
Basic loss per share	(0.02)	0.01	(0.01)	(0.07)	0.02	(0.05)
Diluted loss per share	(0.02)	0.01	(0.01)	(0.07)	0.02	(0.05)
Comprehensive loss	(916)	661	(255)	(2,631)	1,079	(1,552)

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$286,525	$1,163	$287,688	$837,816	$944	$838,760
Cost of goods sold	218,356	(163)	218,193	639,385	(528)	638,857
Gross profit	68,169	1,326	69,495	198,431	1,472	199,903

Selling, general and administrative expenses	59,938	(187)	59,751	174,404	(1,418)	172,986
Restructuring and other charges	3,055	(163)	2,892	10,687	(163)	10,524
Income from operations	2,086	1,676	3,762	4,401	3,053	7,454
Other, net	(1,736)	1	(1,735)	(2,196)	300	(1,896)
Total other expense	(6,075)	1	(6,074)	(11,565)	300	(11,265)
Loss before income taxes	(3,989)	1,677	(2,312)	(7,164)	3,353	(3,811)
Income tax benefit	(1,815)	565	(1,250)	(1,359)	1,162	(197)
Net loss	(2,174)	1,112	(1,062)	(5,805)	2,191	(3,614)
Basic loss per share	(0.04)	0.02	(0.02)	(0.11)	0.04	(0.07)
Diluted loss per share	(0.04)	0.02	(0.02)	(0.11)	0.04	(0.07)
Comprehensive loss	(3,910)	1,112	(2,798)	(6,541)	2,191	(4,350)

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	Three Months Ended March 31, 2018
	As Reported	Adjustments	As Revised
Revenue	$274,539	$(242)	$274,297
Cost of goods sold	208,472	(14)	208,458
Gross profit	66,067	(228)	65,839

Selling, general and administrative expenses	61,167	29	61,196
Income from operations	1,241	(257)	984
Loss before income taxes	(1,111)	(257)	(1,368)
Income tax expense	573	(67)	506
Net loss	(1,684)	(190)	(1,874)
Basic loss per share	(0.03)	—	(0.03)
Diluted loss per share	(0.03)	—	(0.03)
Comprehensive income	1,680	(190)	1,490

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$281,967	$21	$281,988	$556,506	$(221)	$556,285
Cost of goods sold	217,096	(49)	217,047	425,568	(63)	425,505
Gross profit	64,871	70	64,941	130,938	(158)	130,780

Selling, general and administrative expenses	59,002	48	59,050	120,169	77	120,246
Income from operations	2,355	22	2,377	3,596	(235)	3,361
Income (loss) before income taxes	304	22	326	(807)	(235)	(1,042)
Income tax expense	603	22	625	1,176	(45)	1,131
Net loss	(299)	—	(299)	(1,983)	(190)	(2,173)
Basic loss per share	(0.01)	—	(0.01)	(0.04)	—	(0.04)
Diluted loss per share	(0.01)	—	(0.01)	(0.04)	—	(0.04)
Comprehensive (loss) income	(5,906)	—	(5,906)	(4,226)	(190)	(4,416)

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	As Revised	As Reported	Adjustments	As Revised
Revenue	$270,850	$(6)	$270,844	$827,356	$(227)	$827,129
Cost of goods sold	206,808	69	206,877	632,376	6	632,382
Gross profit	64,042	(75)	63,967	194,980	(233)	194,747

Selling, general and administrative expenses	56,142	25	56,167	176,312	101	176,413
Loss from operations	(43,212)	(100)	(43,312)	(39,617)	(334)	(39,951)
Loss before income taxes	(45,263)	(100)	(45,363)	(46,070)	(334)	(46,404)
Income tax (benefit) expense	(326)	83	(243)	851	38	889
Net loss	(44,937)	(183)	(45,120)	(46,921)	(372)	(47,293)
Basic loss per share	(0.87)	—	(0.87)	(0.90)	—	(0.90)
Diluted loss per share	(0.87)	—	(0.87)	(0.90)	—	(0.90)
Comprehensive loss	(46,646)	(183)	(46,829)	(50,872)	(372)	(51,244)

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	Three Months Ended December 30, 2018
	As Reported	Adjustments	As Revised
Revenue	$294,195	$(218)	$293,977
Cost of goods sold	234,077	834	234,911
Gross profit	60,118	(1,052)	59,066

Selling, general and administrative expenses	62,812	(688)	62,124
Loss from operations	(27,868)	(364)	(28,232)
Loss before income taxes	(30,562)	(364)	(30,926)
Income tax benefit	(1,312)	(224)	(1,536)
Net loss	(29,250)	(140)	(29,390)
Basic loss per share	(0.56)	(0.01)	(0.57)
Diluted loss per share	(0.56)	(0.01)	(0.57)
Comprehensive loss	(30,379)	(140)	(30,519)

Revised consolidated balance sheet amounts (unaudited) (in thousands)

	As of March 31, 2019
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$184,359	$(82)	$184,277
Unbilled revenue	51,166	(226)	50,940
Inventories	46,927	(303)	46,624
Prepaid expenses	14,245	(727)	13,518
Other current assets	36,188	206	36,394
Total current assets	358,736	(1,132)	357,604
Total assets	600,120	(1,132)	598,988
Accounts payable	149,813	(1,281)	148,532
Accrued expenses	31,339	252	31,591
Other current liabilities	31,493	2,202	33,695
Total current liabilities	372,513	1,173	373,686
Deferred income taxes	8,268	(573)	7,695
Total liabilities	417,811	600	418,411
Accumulated other comprehensive loss	(23,562)	(37)	(23,599)
Retained earnings	46,602	(1,695)	44,907
Total stockholders' equity	182,309	(1,732)	180,577
Total liabilities and stockholders' equity	600,120	(1,132)	598,988

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	As of June 30, 2019
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$188,687	$(73)	$188,614
Unbilled revenue	60,911	(357)	60,554
Inventories	51,553	(381)	51,172
Prepaid expenses	15,132	(726)	14,406
Other current assets	28,707	208	28,915
Total current assets	378,989	(1,329)	377,660
Total assets	631,596	(1,329)	630,267
Accounts payable	140,492	(901)	139,591
Deferred revenue	21,532	(35)	21,497
Accrued expenses	37,446	342	37,788
Other current liabilities	34,877	899	35,776
Total current liabilities	392,022	305	392,327
Deferred income taxes	8,295	(573)	7,722
Total liabilities	448,927	(268)	448,659
Accumulated other comprehensive loss	(23,309)	(28)	(23,337)
Retained earnings	45,433	(1,033)	44,400
Total stockholders' equity	182,669	(1,061)	181,608
Total liabilities and stockholders' equity	631,596	(1,329)	630,267

	As of September 30, 2019
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$190,992	$153	$191,145
Unbilled revenue	65,584	(214)	65,370
Inventories	64,136	(140)	63,996
Prepaid expenses	13,973	(726)	13,247
Other current assets	13,271	208	13,479
Total current assets	425,761	(719)	425,042
Property and equipment, net	36,714	123	36,837
Total assets	680,067	(596)	679,471
Accounts payable	169,173	(750)	168,423
Deferred revenue	18,526	(162)	18,364
Accrued expenses	44,096	(163)	43,933
Other current liabilities	32,325	1,014	33,339
Total current liabilities	274,955	(61)	274,894
Deferred income taxes	8,257	(573)	7,684
Total liabilities	499,612	(634)	498,978
Accumulated other comprehensive loss	(25,045)	(38)	(25,083)
Retained earnings	43,259	76	43,335
Total stockholders' equity	180,455	38	180,493
Total liabilities and stockholders' equity	680,067	(596)	679,471

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	As of March 31, 2018
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$183,012	$72	$183,084
Unbilled revenue	47,685	(243)	47,442
Other current assets	33,716	393	34,109
Total current assets	366,296	222	366,518
Total assets	633,973	222	634,195
Accounts payable	120,260	(63)	120,197
Accrued expenses	40,081	636	40,717
Other current liabilities	24,073	1,869	25,942
Total current liabilities	215,938	2,442	218,380
Deferred income taxes	12,208	(408)	11,800
Total liabilities	354,319	2,034	356,353
Retained earnings	123,393	(1,812)	121,581
Total stockholders' equity	279,654	(1,812)	277,842
Total liabilities and stockholders' equity	633,973	222	634,195

	As of June 30, 2018
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$185,222	$68	$185,290
Unbilled revenue	47,906	(228)	47,678
Other current assets	26,296	360	26,656
Total current assets	349,055	200	349,255
Total assets	644,417	200	644,617
Accounts payable	122,452	(116)	122,336
Accrued expenses	34,386	636	35,022
Other current liabilities	22,770	1,902	24,672
Total current liabilities	336,168	2,422	338,590
Deferred income taxes	12,236	(408)	11,828
Total liabilities	386,626	2,014	388,640
Retained earnings	123,094	(1,814)	121,280
Total stockholders' equity	257,791	(1,814)	255,977
Total liabilities and stockholders' equity	644,417	200	644,617

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	As of September 30, 2018
	As Reported	Adjustments	As Revised
Accounts receivable, net of allowance for doubtful accounts	$188,744	$(139)	$188,605
Unbilled revenue	59,961	(227)	59,734
Other current assets	43,005	318	43,323
Total current assets	397,963	(48)	397,915
Total assets	661,783	(48)	661,735
Accounts payable	161,389	(249)	161,140
Accrued expenses	35,539	636	36,175
Other current liabilities	21,535	1,969	23,504
Total current liabilities	249,167	2,356	251,523
Deferred income taxes	12,143	(408)	11,735
Total liabilities	449,887	1,948	451,835
Retained earnings	78,156	(1,996)	76,160
Total stockholders' equity	211,896	(1,996)	209,900
Total liabilities and stockholders' equity	661,783	(48)	661,735

Consolidated statements of cash flows amounts (unaudited) (in thousands)

	Three Months Ended March 31, 2019
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss	$(2,462)	$418	$(2,044)
Accounts receivable and unbilled revenue	3,924	4	3,928
Inventories	9,149	16	9,165
Prepaid expenses and other assets	116	158	274
Accounts payable	(8,351)	(856)	(9,207)
Accrued expenses and other liabilities	(870)	260	(610)
Net cash provided by operating activities	5,492	—	5,492

	Six Months Ended June 30, 2019
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss	$(3,631)	$1,079	$(2,552)
Accounts receivable and unbilled revenue	(10,225)	126	(10,099)
Inventories	4,488	94	4,582
Prepaid expenses and other assets	(4,318)	155	(4,163)
Accounts payable	(17,670)	(476)	(18,146)
Accrued expenses and other liabilities	23,529	(978)	22,551
Net cash provided by operating activities	1,289	—	1,289

InnerWorkings, Inc. and subsidiaries
 Notes to the Consolidated Financial Statements

	Nine Months Ended September 30, 2019
	As Reported	Adjustments	As Revised
Cash flows from operating activities:
Net loss	$(5,805)	$2,191	$(3,614)
Accounts receivable and unbilled revenue	(21,245)	(243)	(21,488)
Inventory	(8,767)	(146)	(8,913)
Prepaid expenses and other assets	(29,141)	156	(28,985)
Accounts payable	12,403	(325)	12,078
Accrued expenses and other liabilities	25,378	(1,510)	23,868
Net cash used in operating activities	(9,778)	123	(9,655)

Cash flows from investing activities:
Purchases of property and equipment	(10,012)	(123)	(10,135)
Net cash used in investing activities	(10,402)	(123)	(10,525)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.
In connection with the filing of our Form 10-K for the year ended December 31, 2019, under the supervision and with the participation of our senior management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of December 31, 2019. Based upon that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2019. Management concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, the financial position of the Company at December 31, 2019 in accordance with GAAP and our external auditors have issued an unqualified opinion on our consolidated financial statements as of and for the year ended December 31, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. The framework used in carrying out our evaluation was the 2013 Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission. In evaluating our information technology controls, we also used components of the framework contained in the Control Objectives for Information and related Technology ("COBIT"), which was developed by the Information Systems Audit and Control Association’s IT Governance Institute, as a complement to the COSO internal control framework.

Based on the evaluation under these frameworks, management has concluded that internal control over financial reporting was effective as of December 31, 2019. The results of management's assessment have been reviewed by our Audit Committee.

Ernst & Young LLP, the independent registered public accounting firm that audited our financial statements included in this Annual Report on Form 10-K, also audited the effectiveness of our internal control over financial reporting, as stated in their report that is included herein.

Remediation of Prior Material Weakness
The material weaknesses over the revenue recognition and the commission expense processes were initially identified during our fiscal year ended December 31, 2017, and remained at December 31, 2018, were remediated during our fiscal year ended December 31, 2019, and we determined that we maintained effective controls over our revenue recognition and commission expense processes as of December 31, 2019.

With oversight from the Audit Committee, we took significant steps to remediate our internal control deficiencies in the revenue recognition and commission expense processes by redesigning our controls. Our efforts consisted of implementing new policies over the operational processes supporting revenue recognition to ensure revenue was recorded at the appropriate transaction price in the proper period; adding resources to train process owners and monitor compliance with the Company's policies; and improving related operational processes and enhancing our management review controls in these areas. The remediation actions included:

Revenue Recognition

•	Designing and implementing enhanced controls over contract review, including the approval of contract terms and whether the terms were appropriately accounted for under ASC 606

•	Re-designing our management review controls and enhancing the precision of its controls over the review of unbilled revenue

Commissions Expense

•	Designing and implementing controls ensure that the underlying data used within the system that calculates commissions is complete and accurate and reflects approved compensation arrangements

•	Standardizing commission agreements and improving the review and approval process over non-standard commission agreements

•	Improving the review process over commissions expense and the related balance sheet accounts

•	Evaluating the completeness and accuracy of reports and underlying data that support the commissions process

In addition, the applicable controls in place have operated for a sufficient period of time and management has concluded, through testing, that these are controls are operating effectively.

Changes in Internal Control Over Financial Reporting
Other than the changes described above, there have been no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of InnerWorkings Inc.

Opinion on Internal Control Over Financial Reporting

We have audited InnerWorkings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, InnerWorkings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of InnerWorkings Inc. and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated March 17, 2020 expressed an unqualified opinion thereon.

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
March 17, 2020

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Certain information required by this Item 10 relating to our directors and executive officers is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A not later than 120 days after the end of our fiscal year ended December 31, 2019.

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

Certain information required by this Item 11 relating to remuneration of directors and executive officers and other transactions involving management is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized For Issuance Under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 regarding securities authorized for issuance under our equity compensation plans, consisting of our 2004 Unit Option Plan which was merged with our 2006 Stock Incentive Plan (in thousands, except per share amount).

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	2,161	$8.59	2,524
Equity compensation plans not approved by security holders	—	—	—
Total	2,161	$8.59	2,524

Certain information required by this Item 12 relating to security ownership of certain beneficial owners and management is incorporated by reference herein from our 2020 Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Certain information required by this Item 13 relating to certain relationships and related transactions and director independence is incorporated by reference herein to our Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A.

Item 14.	Principal Accountant Fees and Services

Certain information required by this Item 14 regarding principal accountant fees and services is incorporated by reference herein from the section entitled “Fees Billed for Services Rendered by Principal Registered Public Accounting Firm” in our 2020 Proxy Statement to be filed with the SEC in connection with our 2020 Annual Meeting of Stockholders or an amendment to this report filed under cover of Form 10-K/A.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

(1)  Financial Statements: Reference is made to the Index to Financial Statements in the section entitled “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Financial Statement Schedule: All financial statement schedules are omitted because they are not required or because the required information is given in the consolidated financial statements or notes thereto.

(3) Exhibits: Exhibits are as set forth in the section entitled “Exhibit Index” in this Annual Report on Form 10-K.

EXHIBIT INDEX
		Incorporated by Reference
Exhibit	Description	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Certificate of Incorporation	S-1	3.1	January 5, 2007

3.2	Second Amended and Restated By-Laws	8-K	3.1	November 1, 2018

4.1	Specimen Common Stock Certificate	DEF 14A		April 18, 2016

4.2	Form of Warrant to Purchase Stock of InnerWorkings, Inc., dated as of July 16, 2019	8-K	4.1	July 16, 2019

4.3**	Description of the Company’s securities

10.1	InnerWorkings, LLC 2004 Unit Option Plan†	DEF 14A		April 18, 2016

10.2	InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended and restated effective September 6, 2018†	S-8	4.1	September 12, 2018

10.3	Form of InnerWorkings Restricted Stock Award Agreement†	8-K	10.3	June 5, 2017

10.4	Form of Stock Option Award Agreement†	8-K	10.2	June 5, 2017

10.5	Form of Performance Share Unit Award Agreement†	8-K	10.1	June 5, 2017

10.6	InnerWorkings, Inc. Annual Incentive Plan†	DEF 14A		April 18, 2016

10.7	Amended and Restated Employment Agreement between InnerWorkings, Inc. and Charles Hodgkins, dated December 6, 2017†	8-K	10.1	December 7, 2017

10.8	Employment Agreement between InnerWorkings, Inc. and Richard Stoddart, dated January 31, 2018†	8-K	10.1	February 5, 2018

10.9	Amended and Restated Employment Agreement between InnerWorkings, Inc. and Ronald Provenzano, dated October 16, 2018†	8-K	10.1	October 17, 2018

10.10	Employment Agreement between InnerWorkings, Inc. and Oren B. Azar, dated October 16, 2018†	8-K	10.2	October 17, 2018

10.11	Employment Agreement between InnerWorkings, Inc. and Donald W. Pearson, dated December 31, 2018†	8-K	10.1	January 4, 2019

10.12	Transition Agreement between InnerWorkings, Inc. and Charles Hodgkins, dated January 3, 2019†	8-K	10.2	January 4, 2019

10.13	Form of Indemnification Agreement	DEF 14A		April 18, 2016

10.14	Credit Agreement, dated as of August 2, 2010, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party thereto	10-Q	10.1	August 6, 2010

10.15	First Amendment to Credit Agreement, dated as of April 20, 2012, by and among InnerWorkings, Inc., as borrower, Bank of America, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, PNC Bank, National Association, as documentation agent and the other lenders party hereto	8-K	10.1	April 26, 2012

10.16	Second Amendment to Credit Agreement, dated as of November 1, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent	10-K	10.18	March 16, 2018

10.17	Third Amendment to Credit Agreement, dated as of December 27, 2013, by and among InnerWorkings, Inc., as borrower, the lenders party thereto and Bank of America, N.A., as Administrative Agent	10-K	10.19	March 16, 2018

10.18	Fourth Amendment to Credit Agreement, dated as of September 25, 2014, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent	8-K	10.1	October 1, 2014

10.19	Fifth Amendment to Credit Agreement, dates as of February 3, 2017, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent	10-K	10.13	March 9, 2017

10.20	Sixth Amendment to Credit Agreement, dated as of August 13, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent	10-Q	10.1	August 14, 2018

10.21	Seventh Amendment to Credit Agreement, dated as of September 28, 2018, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent	8-K	10.1	October 2, 2018

10.22	Eighth Amendment to Credit Agreement, dated as of March 15, 2019, by and among InnerWorkings, Inc., the lenders party thereto and Bank of America, N.A., as Administrative Agent	10-K	10.28	March 19, 2019

10.23	Settlement Agreement, dated July 29, 2018, by and among InnerWorkings, Inc., Engine Capital, L.P., Engine Capital Management, LP, Engine Capital Management GP, LLC, Engine Jet Capital, L.P., Engine Investments, LLC and Arnaud Ajdler	8-K	10.1	July 30, 2018

10.24	Form of 2019 Performance Share Unit Award Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended†	10-Q	10.1	August 9, 2019

10.25	Form of 2019 Restricted Stock Unit Award Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended†	10-Q	10.2	August 9, 2019

10.26	Form of 2019 Stock Appreciation Right Agreement under the InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended†	10-Q	10.3	August 9, 2019

10.27**	Form of 2019 Director Restricted Stock Unit Award Agreement under InnerWorkings, Inc. 2006 Stock Incentive Plan, as amended†

10.28	Loan and Security Agreement, dated as of July 16, 2019, by and among InnerWorkings, Inc. and certain direct and indirect subsidiaries of InnerWorkings, Inc., Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders	8-K	10.1	July 16, 2019

10.29	Loan and Security Agreement, dated as of July 16, 2019, by and among InnerWorkings, Inc., certain direct and indirect subsidiaries of InnerWorkings, Inc., TCW Asset Management Company LLC, as administrative agent and collateral agent, and the other lenders party thereto	8-K	10.2	July 16, 2019

10.3	Cooperation Agreement, dated August 9, 2019, by and among InnerWorkings, Inc. and Engaged Capital, LLC and certain of its affiliates	8-K	10.1	August 9, 2019

21.1**	Subsidiaries of InnerWorkings, Inc.

23.1**	Consent of Ernst & Young LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

104*	Cover Page Interactive Data File

†	Management contract or compensatory plan or arrangement of the Company.
*	The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
**	Submitted electronically with the Report.

Item 16.	Form 10-K Summary

None.

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

Signature	Title	Date

/ S / RICHARD S. STODDART	President, Chief Executive Officer and Director	March 17, 2020
Richard S. Stoddart	(principal executive officer)

/ S / DONALD PEARSON	Chief Financial Officer (principal financial officer)	March 17, 2020
Donald W. Pearson

/ S / JOHN BOSSHART	Chief Accounting Officer (principal accounting officer)	March 17, 2020
John Bosshart

*	Chairman of the Board	March 17, 2020
Jack M. Greenberg

*	Director	March 17, 2020
Charles K. Bobrinskoy

*	Director	March 17, 2020
Lindsay Y. Corby

*	Director	March 17, 2020
David Fisher

*	Director	March 17, 2020
Adam J. Gutstein

*	Director	March 17, 2020
Julie M. Howard

*	Director	March 17, 2020
Kirt P. Karros

*	Director	March 17, 2020
Marc Zenner

*By:	/s/ Donald W. Pearson
Donald W. Pearson, as attorney-in-fact