Form 10-Q
period 2020-03-31
INNERWORKINGS INC
filed 2020-06-16
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes:   ☒    No:   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes:   ☒      No:   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act. Check one:

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

As of June 15, 2020, the Registrant had 52,689,449 shares of Common Stock, par value $0.0001 per share, outstanding.

EXPLANATORY NOTE

Reliance on SEC Relief from Filing Requirements

In accordance with the Securities and Exchange Commission (the "SEC") Order under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), dated March 4, 2020 and March 25, 2020 (Release Nos. 34-88318 and 34-88465), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder, InnerWorkings, Inc. (the “Company”) is relying on the relief provided by the Order to delay the filing of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Report”).

On May 11, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days. The Company was unable to compile and review certain information required in order to file the Report by the filing deadline due to difficulties in developing an updated forecast reflecting the negative impact on the Company's operations as a result of COVID-19 and the related valuation and accounting for goodwill and long-lived assets due to the sustained decrease in the Company's stock price which triggered an interim impairment assessment.

INNERWORKINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue	$261,360	$267,211
Cost of goods sold	197,918	205,201
Gross profit	63,442	62,010
Operating expenses:
Selling, general and administrative expenses	51,913	55,830
Depreciation and amortization	3,127	2,617
Goodwill impairment	7,191	—
Restructuring charges	3,637	3,934
Loss from operations	(2,426)	(371)
Other income (expense):
Interest income	56	98
Interest expense	(4,386)	(2,745)
Change in fair value of warrant	5,205	—
Foreign exchange loss	(2,791)	(476)
Other income	896	36
Total other expense	(1,020)	(3,087)
Loss before income taxes	(3,446)	(3,458)
Income tax benefit	(606)	(1,414)
Net loss	$(2,840)	$(2,044)

Basic loss per share	$(0.05)	$(0.04)
Diluted loss per share	$(0.15)	$(0.04)

Comprehensive loss	$(7,936)	$(1,332)
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$30,775	$42,711
Accounts receivable, net of allowance for doubtful accounts of $2,758 and $3,830, respectively	181,604	202,406
Unbilled revenue	43,773	48,396
Inventories	34,795	34,977
Prepaid expenses	13,623	10,680
Other current assets	35,617	35,495
Total current assets	340,187	374,665
Property and equipment, net	36,671	37,224
Intangibles and other assets:
Goodwill	144,925	152,210
Intangible assets, net	7,193	7,714
Right of use assets, net	48,284	51,159
Deferred income taxes	2,182	2,182
Other non-current assets	3,864	4,129
Total intangibles and other assets	206,448	217,394
Total assets	$583,306	$629,283
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$123,519	$142,136
Accrued expenses	46,137	50,975
Deferred revenue	9,495	9,568
Revolving credit facility - current	69	593
Term loan - current	8,750	7,500
Other current liabilities	29,059	35,665
Total current liabilities	217,029	246,437
Lease liabilities	44,314	46,075
Revolving credit facility - non-current	59,753	60,086
Term loan - non-current	81,762	89,242
Deferred income taxes	8,053	8,053
Other long-term liabilities	504	1,138
Total liabilities	411,415	451,031
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 shares authorized, 64,831 and 64,820 shares issued, and 52,143 and 52,133 shares outstanding, respectively	6	6
Additional paid-in capital	246,769	245,311
Treasury stock at cost, 12,688 and 12,688 shares, respectively	(81,471)	(81,471)
Accumulated other comprehensive loss	(27,545)	(22,449)
Retained earnings	34,132	36,855
Total stockholders' equity	171,891	178,252
Total liabilities and stockholders' equity	$583,306	$629,283
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	64,820	$6	$245,311	12,688	$(81,471)	$(22,449)	$36,855	$178,252
Net loss							(2,840)	(2,840)
Total other comprehensive loss - foreign currency translation adjustments						(5,096)		(5,096)
Issuance of common stock upon exercise of stock awards, net of withheld shares	11		(22)					(22)
Stock-based compensation expense			1,480					1,480
Cumulative effect of change related to adoption of ASC 326							117	117
Balance as of March 31, 2020	64,831	$6	$246,769	12,688	$(81,471)	$(27,545)	$34,132	$171,891

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance as of December 31, 2018	64,495	$6	$239,960	12,688	$(81,471)	$(24,311)	$46,771	$180,955
Net loss							(2,044)	(2,044)
Total other comprehensive income - foreign currency translation adjustments						712		712
Issuance of common stock upon exercise of stock awards, net of withheld shares	39		35					35
Stock-based compensation expense			739					739
Cumulative effect of change related to adoption of ASC 842							159	159
Balance as of March 31, 2019	64,534	$6	$240,734	12,688	$(81,471)	$(23,599)	$44,886	$180,556
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(2,840)	$(2,044)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	3,127	2,617
Stock-based compensation expense	840	739
Bad debt provision	(438)	385
Contract implementation cost amortization	67	143
Goodwill impairment	7,191	—
Long-lived asset impairment	273	—
Change in fair value of warrant	(5,205)	—
Change in fair value of embedded derivatives	(435)	—
Unrealized foreign exchange loss	2,075	—
Other operating activities, net	531	102
Change in assets and liabilities:
Accounts receivable and unbilled revenue	17,728	3,928
Inventories	(1,277)	9,165
Prepaid expenses and other assets	(5,302)	274
Accounts payable	(14,089)	(9,207)
Accrued expenses and other liabilities	(11,991)	(610)
Net cash (used in) provided by operating activities	(9,745)	5,492

Cash flows from investing activities
Purchases of property and equipment	(3,190)	(3,345)
Net cash used in investing activities	(3,190)	(3,345)

Cash flows from financing activities
Net repayments on old revolving credit facility	—	(3,800)
Net repayments on new revolving credit facility	(633)	—
Net short-term secured borrowings	—	1,256
Payments on term loan	(1,250)	—
Proceeds from exercise of stock options	—	63
Payment of debt issuance costs	—	(585)
Other financing activities, net	(22)	(29)
Net cash used in financing activities	(1,905)	(3,095)

Effect of exchange rate changes on cash and cash equivalents	2,904	29
Decrease in cash and cash equivalents	(11,936)	(919)
Cash and cash equivalents, beginning of period	42,711	26,770
Cash and cash equivalents, end of period	$30,775	$25,851
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Footnote disclosures that would substantially duplicate the disclosures included in the December 31, 2019 audited financial statements have been omitted from these interim unaudited financial statements pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three month period ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2020.

Highly Inflationary Accounting

During 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, resulting in the remeasurement of our Argentinian operations into U.S. dollars.  The application of highly inflationary accounting did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2020 and 2019.

Accounts Receivable and Other Financial Assets

Accounts receivable are uncollateralized customer obligations due under normal trade terms. Payment terms with customers are generally 30 to 90 days from the invoice date. Accounts receivable are stated in the condensed consolidated financial statements at the amount billed to the customer, less an estimate for potential credit losses. Interest is not generally accrued on outstanding balances.

The Company records an allowance for credit losses at the time that accounts receivable are initially recorded based on consideration of the current economic environment, expectation of future economic conditions, the Company’s historical collection experience and a loss-rate approach whereby the allowance is calculated using an estimated historical loss rate formulated by the age of the financial asset and multiplying it by the asset’s amortized cost at the balance sheet date. The Company reassesses its allowance at each reporting period. Aged receivables are written off when it becomes evident, based on age or unique customer circumstance, that such amounts will not be collected and all reasonable collection efforts have been exhausted. The accounts receivable allowance expense is recorded within selling, general, and administrative expenses on the Company's Condensed Consolidated Statement of Comprehensive Loss.

Additionally, the Company records an allowance for credit losses on other forms of financial assets, including unbilled revenue, other receivables, and other non-current assets. These forms of financial assets require a reserve under ASC 326, Financial Instruments - Credit Losses, as the financial assets are measured at amortized cost and represent receivables that result from revenue transactions under the scope of ASC 606, Revenue from Contracts with Customers, and other off-balance-sheet credit exposures, such as third-party supplier loan commitments. The Company records an allowance at the time the financial assets are initially recorded based on consideration of qualitative factors specific to the financial asset, including, but not limited to, credit-worthiness of the customer or supplier, in addition to the economic and historical collection factors previously noted. The allowances for credit losses for unbilled revenue, other receivables, and other non-current assets are immaterial to the condensed consolidated financial statements as of March 31, 2020. The other financial asset allowance expenses are recorded within selling, general, and administrative expenses on the Company's Condensed Consolidated Statement of Comprehensive Loss.

The Company believes its allowances are appropriately stated considering the quality of its financial asset portfolio as of March 31, 2020. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that its credit loss experience will continue to be consistent with historical experience.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Recent Accounting Pronouncements

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss ("CECL") methodology, which will alter the estimation process, inputs, and assumptions used in estimating credit losses. For the financial assets that are under the scope of this standard, entities will be required to use a new forward-looking “expected loss” model that estimates the loss over the lifetime of the asset based on macroeconomic conditions that correlate with historical loss experience, delinquency trends and aging behavior of receivables, current conditions, and reasonable and supportable forecasts. This will result in earlier recognition of allowance for doubtful accounts and will replace the Company’s “incurred loss” model that delayed the full amount of credit loss until the loss is probable of occurring. In addition, the standard requires entities to evaluate financial instruments by recording allowance for doubtful accounts by pooling of instruments based on similar risk characteristics, rather than a specific identification approach. The effective date is for fiscal years beginning after December 15, 2019, with early adoption permitted for financial statement periods beginning after December 15, 2018. The Company adopted ASU 2016-13 and related ASUs effective January 1, 2020 using a modified-retrospective transition method. The adoption and application of this standard did not have a material impact to the condensed consolidated financial statements. The Company will continue to actively monitor the impact of the COVID-19 pandemic on expected losses.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which amends ASC 820, Fair Value Measurement. This ASU modifies the disclosure requirements for fair value measurements by removing, modifying, or adding certain disclosures. The effective date is the first quarter of fiscal year 2020, with early adoption permitted for the removed disclosures and delayed adoption until fiscal year 2020 permitted for the new disclosures. The removed and modified disclosures will be adopted on a retrospective basis and the new disclosures will be adopted on a prospective basis. The Company adopted this guidance in the first quarter of 2020 with no material impact on its condensed consolidated financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, as part of its simplification initiative to reduce the cost and complexity in accounting for income taxes. ASU 2019-12 removes certain exceptions related to the approach for intra-period tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. ASU 2019-12 also amends other aspects of the guidance to help simplify and promote consistent application of GAAP. The guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. The Company is currently evaluating the impact of adoption of this ASU on its condensed consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides temporary optional expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions to ease the financial reporting burdens related to the expected market transition from LIBOR and other interbank offered rates to alternative reference rates. The optional amendments are effective as of March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impacts the adoption of this guidance will have on its condensed consolidated financial statements.

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

For the three months ended March 31, 2020 and 2019, the amount of amortization was $0.1 million and $0.1 million, respectively, and there was no impairment loss in relation to the costs capitalized in either period presented.

The following table is a summary of the Company's costs to fulfill and contract liabilities (in thousands):

	March 31, 2020	December 31, 2019
Costs to fulfill	$1,224	$1,238
Contract liabilities	9,495	9,568
Cash received	7,809	36,662
Revenue recognized	7,882	44,708

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

No incremental costs to obtain a contract incurred by the Company during the three months ended March 31, 2020 and 2019 were required to be capitalized.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of March 31, 2020. The Company does not have material future performance

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

3. Allowance for Expected Credit Losses

The following is a rollforward of the allowance for expected credit losses related to the Company's trade receivables for the quarter ended March 31, 2020 (in thousands):

Balance as of December 31, 2019	$3,830
Adjustment for adoption of ASU 2016-13	(431)
Balance as of January 1, 2020	3,399
Current provision for expected credit losses	(637)
Recoveries and write-offs	(4)
Balance as of March 31, 2020	$2,758

4. Goodwill

The following is a rollforward of goodwill for each reportable segment for the quarter ended March 31, 2020 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2019
Goodwill	$170,642	$96,225	$7,109	$273,976
Accumulated impairment	(18,432)	(96,225)	(7,109)	(121,766)
	152,210	—	—	152,210

Goodwill impairment	(7,191)	—	—	(7,191)
Foreign exchange impact	(94)	—	—	(94)

Goodwill as of March 31, 2020
Goodwill	170,548	96,225	7,109	273,882
Accumulated impairment	(25,623)	(96,225)	(7,109)	(128,957)
	$144,925	$—	$—	$144,925

2020 Goodwill Impairment Charges

As of March 31, 2020, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price and lower outlook due to the deterioration in economic conditions caused by COVID-19. The Company determined a fair value for its North America reporting unit that considered both the discounted cash flow and guideline public company methods. The Company further compared the fair value of the reporting unit to its carrying value. The fair value for the North America reporting unit was less than its carrying value and resulted in a non-cash goodwill impairment charge of $7.2 million. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019	Weighted Average Life in Years
Customer lists	$73,192	$73,678	13.6
Non-competition agreements	944	959	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	76,703	77,204
Less accumulated amortization and impairment
Customer lists	(66,382)	(66,382)
Non-competition agreements	(944)	(959)
Trade names	(2,133)	(2,098)
Patents	(51)	(51)
Total accumulated amortization and impairment	(69,510)	(69,490)
Intangible assets, net	$7,193	$7,714

Amortization expense related to these intangible assets was $0.6 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, estimated amortization expense for the remainder of 2020 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2020	$1,583
2021	1,782
2022	1,406
2023	960
2024	744
2025	465
Thereafter	253
$7,193

6. Restructuring Activities and Charges

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. The plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. At the time of adoption, the plan was expected to be completed by the end of 2019 and the Company expected to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Where required by law, the Company consults with each of the affected country’s local Works Councils prior to implementing the plan. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

On February 24, 2020, the Company approved an increase in the size of the 2018 Restructuring Plan. From adoption through completion of the plan, the Company expects to incur pre-tax cash restructuring charges of $35.0 million to $45.0 million and pre-tax non-cash restructuring charges of $0.5 million. Cash charges are expected to include $9.0 million to $12.0 million for employee severance and related benefits, $8.0 million to $10.0 million for consulting fees and lease and contract terminations,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

and $18.0 million to $23.0 million for compensation realignment and other retention. The Company's increased 2018 Restructuring Plan will cover cost-reduction actions associated with the COVID-19 pandemic.

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2020 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Compensation Realignment and Other Retention	Other	Total
Balance as of December 31, 2019	$666	$23	$3,636	$258	$4,583
Charges	534	358	2,399	346	3,637
Prepayments(1)	—	—	104	—	104
Cash payments	(1,117)	(358)	(2,876)	(206)	(4,557)
Non-cash settlements/adjustments(2)	15	(2)	—	—	13
Balance as of March 31, 2020	$98	$21	$3,263	$398	$3,780

(1) For compensation realignment and other retention amounts, expense is recognized over a mandatory future service period, whereby payments occur at certain intervals throughout the mandatory future service period. Prepayments reflected in this line item represent payments that have occurred as of March 31, 2020.
(2) Non-cash settlements and adjustments consist of (1) differences in total lease expense per ASC 842 and cash rental payments for leases that qualify to be recorded to restructuring and (2) foreign currency impacts.

The Company recorded the following restructuring costs by segment (in thousands):

	Three Months Ended March 31,
	2020	2019
North America	$2,236	$192
EMEA	880	1,079
LATAM	164	35
Other	357	2,628
Total	$3,637	$3,934

From adoption through March 31, 2020, the Company recognized $25.6 million in total restructuring charges pursuant to the 2018 Restructuring Plan.

2015 Restructuring Plan

On December 14, 2015, the Company approved a global realignment plan that allowed the Company to more efficiently meet client needs across its international platform. Through improved integration of global resources, the plan created back office and other efficiencies and allowed for the elimination of approximately 100 positions. In connection with these actions, the Company incurred total pre-tax cash restructuring charges of $6.7 million, the majority of which were recognized during 2016. These cash charges included approximately $5.6 million for employee severance and related benefits and $1.1 million for lease and contract terminations and other associated costs. The charges were all incurred by the end of 2016 with the final payouts occurring during the three months ended March 31, 2020.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the accrued restructuring activities for this plan for the three months ended March 31, 2020 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2019	$122	$—	$—	$122
Charges	(36)	—	—	(36)
Cash payments	(86)	—	—	(86)
Balance as of March 31, 2020	$—	$—	$—	$—

7. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was 17.6% and 40.9% for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. There were no material valuation adjustments for the three months ended March 31, 2020 and 2019. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

8. Loss Per Share

Basic loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding for the period. The Initial Warrant, as defined in Note 12, Long-Term Debt, was issued at a nominal exercise price and is considered outstanding at the date of issuance. Diluted loss per share is calculated by dividing net loss by the weighted average shares outstanding assuming dilution. Dilutive common shares outstanding is computed using the treasury stock method and reflects the additional shares that would be outstanding if dilutive stock options were exercised and restricted stock and restricted stock units were settled for common shares during the period. In addition, dilutive shares include any shares issuable related to performance share units ("PSUs") for which the performance conditions have been met as of the end of the period.

There were no dilutive effects for securities during the three months ended March 31, 2019 as a result of a net loss incurred in the period. In connection with the closing of the term loan in the third quarter of 2019, the Company issued the Initial Warrant which is classified and recorded as a liability at fair value with subsequent changes in fair value recognized in earnings. Refer to Note 12, Long-Term Debt, for additional information. For diluted earnings per share, changes in fair value related to the Initial Warrant are adjusted out of earnings when the adjustment would not result in an increase to earnings and thus be considered antidilutive. As the adjustment to exclude the change in fair value would decrease earnings this period, net loss for the period was adjusted for the three months ended March 31, 2020.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss - basic	$(2,840)	$(2,044)
Adjustments:
Change in fair value of Initial Warrant liability	(5,205)	—
Net loss - diluted	$(8,045)	$(2,044)

Denominator:
Weighted average shares outstanding	52,139	51,830
Issuance of Initial Warrant	1,335	—
Weighted average shares outstanding - basic and diluted	53,474	51,830

Basic loss per share	$(0.05)	$(0.04)
Diluted loss per share	$(0.15)	$(0.04)

9. Related Party Transactions

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three months ended March 31, 2020 and 2019 was $3.7 million and $2.7 million, respectively. The amounts receivable from Enova were $2.3 million and $4.6 million as of March 31, 2020 and December 31, 2019, respectively.

10. Commitments and Contingencies

Self-insurance

The Company is self-insured for medical claims which is subject to stop-loss protection. An actuarial calculation of the estimated claims incurred but not reported is provided to the Company each period. The estimated claims incurred is currently updated semi-annually as it is immaterial in relation to the liability due to the limited population of claims since moving to the self-funded model on January 1, 2020. Further, the Company considered COVID-19's effect on insurance claims and recorded an immaterial additional liability based on actuarial estimates of the impact it will have on our claims. As of March 31, 2020, the medical claims liability was $1.1 million, and the liability is recorded within other current liabilities on the Company's Condensed Consolidated Balance Sheet.

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

11. Revolving Credit Facility

ABL Credit Agreement

On July 16, 2019, the Company and certain of its direct and indirect subsidiaries entered into a loan and security agreement (the “ABL Credit Agreement”) with Bank of America, N.A., as administrative agent, lender, issuing bank and collateral agent, and JPMorgan Chase Bank, N.A. and PNC Bank, National Association, as lenders (the “ABL Credit Facility”).

The ABL Credit Facility consists of a $105.0 million asset-based revolving line of credit, of which up to (i) $15.0 million may be used for UK Revolver Loans (as defined in the ABL Credit Agreement), (ii) $10.5 million may be used for Swingline Loans (as defined in the ABL Credit Agreement), and (iii) $10.0 million may be used for letters of credit. The ABL Credit Agreement provides that the revolving line of credit may be increased by up to an additional $20.0 million following satisfaction of certain conditions. The ABL Credit Facility matures on July 16, 2024. Advances under the ABL Credit Facility bear interest at either: (a) LIBOR (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for US LIBOR Loans and UK LIBOR Loans (each as defined in the ABL Credit Agreement); (b) the US Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 1.00% to 1.50% for US Base Rate Loans (as defined in the ABL Credit Agreement); or (c) the UK Base Rate (as defined in the ABL Credit Agreement), plus an applicable margin ranging from 2.00% to 2.50% for UK Base Rate Loans (as defined in the ABL Credit Agreement).

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

Within the ABL Credit Agreement, there is a cash dominion requirement for the United States ("US") and United Kingdom ("UK"). In the United States, Bank of America, N.A. (the agent) shall only exercise cash dominion and apply all customer collections of the US borrowers to US obligations when a Trigger Period exists, as defined in the ABL Credit Agreement. In the United Kingdom, all customer collections of the UK borrowers will be applied on a daily basis to any outstanding UK obligations and any credit balance will be transferred back to an account of the UK borrowers. The customer collections of the UK borrowers are only applied against the UK obligations. As a result of the cash dominion, the amount outstanding under the ABL Credit

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Agreement for UK borrowers has been classified as a current obligation. The amount outstanding under the ABL Credit Agreement for US borrowers has been classified as a long-term obligation, as no Trigger Period has yet occurred nor is considered probable. The amounts outstanding under the ABL Credit Agreement as of March 31, 2020 for the UK borrowers and the US borrowers are $0.1 million and $60.0 million, respectively.

The Company's deferred financing fees of approximately $2.0 million are presented as an asset and amortized on a straight-line basis over the term of the ABL Credit Agreement. Amortization of deferred financing fees is recorded in interest expense and was approximately $0.1 million.

The Company has determined that the interest rate reset features embedded in the ABL Credit Agreement constitute an embedded derivative (collectively, the “ABL Embedded Derivative”) which has been bifurcated from the ABL Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded immaterial interest expense for the amortization of the ABL Embedded Derivative discount through March 31, 2020.

The following schedule shows the change in fair value of the ABL Embedded Derivative at March 31, 2020 (in thousands):

December 31, 2019	$497
Change in fair value	(230)
March 31, 2020	$267

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss. Refer to Note 13, Fair Value Measurement, for further discussion.

The Company’s ABL Credit Facility at March 31, 2020 is summarized as follows (in thousands):

ABL Credit Facility outstanding	$60,069
Less: Current portion of ABL Credit Facility for UK Borrowings	(69)
Long-term portion of ABL Credit Facility	60,000
Less: ABL Embedded Derivative Discount(1)	(514)
ABL Embedded Derivative Liability(2)	267
Total Revolving credit facility - non-current	$59,753

(1) Original value of embedded derivative at July 16, 2019, less amortization. (2) Value of embedded derivative as of March 31, 2020.

At March 31, 2020, the Company had $1.7 million of letters of credit outstanding which have not been drawn upon.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. On July 16, 2019, the Company modified the Facility to decrease the total revolving commitment amount from $5.0 million to $1.0 million. All other terms of the Facility remained unchanged. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At March 31, 2020, the Company had $0.5 million of unused availability under the Facility.

12. Long-Term Debt

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Term Loan Credit Agreement contains a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Agreement to be in full force and effect, and a change of control of the Company’s business. The principal outstanding as of March 31, 2020 is $96.3 million.

The Company has determined the interest rate reset features embedded in the Term Loan Credit Agreement constitute an embedded derivative (collectively, the “Term Loan Embedded Derivative”) which has been bifurcated from Term Loan Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded immaterial interest expense for the amortization of the Term Loan Embedded Derivative discount through March 31, 2020.

The following schedule shows the change in fair value of the Term Loan Embedded Derivative at March 31, 2020 (in thousands):

December 31, 2019	$407
Change in fair value	(205)
March 31, 2020	$202

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss. Refer to Note 13, Fair Value Measurement, for further discussion.

In connection with the closing of the Term Loan Credit Agreement, the Company issued a Warrant (as defined below) to Macquarie US Trading LLC, an affiliate of TCW Asset Management Company LLC, to purchase fully paid and non-assessable shares of common stock of the Company. The Warrant is initially exercisable for an aggregate of 1,335,337 shares of the Company’s common stock with a per share exercise price of $0.01 (the “Initial Warrant”). The Initial Warrant is exercisable on or after (A) the date which is 10 days after the earlier of (x) the date that the Company delivers its financial statements for the fiscal quarter ended March 31, 2020 to the administrative agent and (y) May 15, 2020 (the “First Quarter Reporting Period End Date”) through (B) July 16, 2024. The initial warrant has not been exercised.

In addition, if either (x) the Total Leverage Ratio (as defined in the Term Loan Credit Agreement) as of March 31, 2020 for the four (4) consecutive fiscal quarter period then ended is greater than 4.25 to 1.00 or (y) the Company fails to deliver financial statements to the administrative agent as required by the Term Loan Credit Agreement for the fiscal quarter ended March 31, 2020, then from the First Quarter Reporting Period End Date through July 16, 2024, the Warrant shall also be exercisable for an additional 2.49% of the Company’s common stock calculated on a fully-diluted basis (the “Additional Warrant” or “Contingent Warrant” and together with the Initial Warrant, the “Warrant”). The Company did not trigger any of the provisions defined in the Term Loan Credit Agreement that would cause the Additional Warrant to be exercisable at March 31, 2020.

The Warrant may be exercised on a cashless basis, and the number of shares for which the Warrant are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant. In addition, the holder of the Warrant is entitled to certain piggyback registration rights.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Initial Warrant was recorded as a liability at fair value and will be treated as a discount on the associated debt. The following schedule shows the change in fair value of the Initial Warrant at March 31, 2020 (in thousands):

December 31, 2019	$6,537
Change in fair value	(5,205)
March 31, 2020	$1,332

The Additional Warrant is no longer outstanding as of March 31, 2020 and therefore has no associated fair value.

The Term Loan is presented net of the related original issue discount (“OID”), which was $8.5 million on the issuance date of July 16, 2019. Accretion of OID is included in interest expense. The Company incurred $3.7 million of deferred financing fees related to the Term Loan Credit Agreement that has been recorded as a debt discount. The combined debt discount from the Initial Warrant liability, the Term Loan Embedded Derivative liability, and the debt issuance fees is being amortized into interest expense over the term of the Term Loan Credit Facility using the effective interest method. The Company recorded interest expense for the amortization of the Initial Warrant liability and Term Loan Embedded Derivative liability debt discounts of $0.2 million for the three months ended March 31, 2020 and recorded an additional $0.2 million of interest expense for the amortization of the debt issuance fees for the three months ended March 31, 2020.

The Company’s Term Loan Credit Facility at March 31, 2020 is summarized as follows (in thousands):

Term Loan Credit Facility outstanding	$96,250
Less: Current portion of Term Loan Credit Facility	(8,750)
Long-term portion of Term Loan Credit Facility	87,500
Less: Original Issue Discount(1)	(7,272)
Term Loan Embedded Derivative Liability(2)	202
Initial Warrant Liability(2)	1,332
Total Term Loan Credit Facility - Non-current	$81,762

(1) Original value of OID attributable to debt issuance costs, warrant liability and embedded derivatives at July 16, 2019, less amortization.
(2) Value of warrant liability and embedded derivatives as of March 31, 2020.

13. Fair Value Measurement

The Company estimates the fair value of the ABL Credit Facility and Term Loan Credit Facility, as defined in Note 11, Revolving Credit Facility, and Note 12, Long-Term Debt, respectively, using current market yields. These current market yields are considered Level 2 inputs.

The fair value of the Company’s Initial Warrant liability recorded in the Company’s financial statements is determined using the Black-Scholes-Merton option pricing model. The quoted price of the Company’s common stock in an active market, volatility and expected life is a Level 3 measurement. Volatility is based on the actual market activity of the Company’s stock. The expected life is based on the remaining contractual term of the Initial Warrant, and the risk-free interest rate is based on the implied yield available on U.S. Treasury Securities with a maturity equivalent to the Initial Warrant’s expected life. The fair value of the Company's Initial Warrant liability may significantly fluctuate based on the unobservable inputs described above including the Company's share price, expected volatility and risk-free interest rate.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s Initial Warrant liability:

Stock price	$1.17
Exercise price	$0.01
Time until expiration (years)	4.29
Expected volatility	66.0%
Risk-free interest rate	0.34%
Expected dividend yield	—%

The fair value of the Company’s embedded derivative liabilities recorded in the Company’s financial statements is determined using a probability-weighted discounted cash flow approach utilizing inputs outlined in Note 11, Revolving Credit Facility and Note 12, Long-Term Debt. To derive the fair value of the embedded derivatives, the Company estimates the fair value of the ABL Credit Facility and Term Loan Credit Facility with and without the embedded derivatives. The difference between the “with” and “without” fair values determines the fair value of the embedded derivative liabilities. Key inputs for the ABL Credit Facility and Term Loan Credit Facility valuation are the applicable margin, LIBOR and US Prime yield curves, default rates of comparable securities and the assumed cost of debt. The fair value of the Company's embedded derivative liabilities may significantly fluctuate based on unobservable inputs including assumed cost of debt.

The table below sets forth the total fair value of the ABL Credit Facility, ABL Embedded Derivative, Term Loan Credit Facility, Term Loan Embedded Derivative, and Initial Warrant as of March 31, 2020 (in thousands):

	March 31, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
ABL Credit Facility	$109,023	$—	$109,023
ABL Embedded Derivative	—	267	267
Term Loan Credit Facility	82,822	—	82,822
Initial Warrant	—	1,332	1,332
Term Loan Embedded Derivative	—	202	202
Total	$191,845	$1,801	$193,646

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents financial information for the Company’s reportable segments and Other for the three months ended March 31, 2020 and 2019 (in thousands):

	North America	EMEA	LATAM	Other	Total
Three Months Ended March 31, 2020
Revenue from third parties	$197,709	$48,210	$15,441	$—	$261,360
Revenue from other segments	1,269	2,556	—	(3,825)	—
Total revenue	$198,978	$50,766	$15,441	$(3,825)	$261,360
Adjusted EBITDA	$23,640	$1,362	$428	$(12,524)	$12,906

Three Months Ended March 31, 2019
Revenue from third parties	$188,274	$60,179	$18,758	$—	$267,211
Revenue from other segments	563	1,647	2	(2,212)	—
Total revenue	$188,837	$61,826	$18,760	$(2,212)	$267,211
Adjusted EBITDA	$16,018	$2,774	$265	$(11,668)	$7,389

The table below reconciles Adjusted EBITDA to net loss before income taxes (in thousands):

	Three Months Ended March 31,
	2020	2019
Adjusted EBITDA	$12,906	$7,389
Depreciation and amortization	(3,127)	(2,617)
Stock-based compensation - equity classified awards	(1,480)	(739)
Stock-based compensation - liability classified awards (SARs)	640	—
Goodwill impairment	(7,191)	—
Long-lived asset impairment	(273)	—
Restructuring charges	(3,637)	(3,934)
Professional fees related to control remediation	(264)	(365)
Executive search fees	—	(80)
Sales and use tax audit	—	(25)
Loss from operations	(2,426)	(371)
Interest income	56	98
Interest expense	(4,386)	(2,745)
Change in fair value of warrant	5,205	—
Foreign exchange loss	(2,791)	(476)
Other income	896	36
Loss before income taxes	(3,446)	(3,458)
Income tax benefit	(606)	(1,414)
Net loss	$(2,840)	$(2,044)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve a number of risks, uncertainties and other factors that could cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that could materially affect such forward-looking statements can be found in the section entitled "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2019 and elsewhere in this Form 10-Q. Investors are urged to consider these factors carefully in evaluating any forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements made herein are only made as of the date hereof and we undertake no obligation to publicly update such forward-looking statements to reflect subsequent events or circumstances.

Overview

We are a leading global marketing engineering firm for some of the world's most marketing intensive companies, including those listed in the Fortune 1000. As a comprehensive outsourced global solution, we leverage proprietary technology, an extensive supplier network and deep domain expertise to streamline the creation, production and distribution of marketing and promotional materials, signage and displays, retail experiences, events and promotions and product packaging across every major market worldwide. The items we source generally are procured through the marketing supply chain and we refer to these items collectively as marketing materials. Through our network of global suppliers, we offer a full range of fulfillment and logistics services that allow us to procure marketing materials of virtually any kind. The breadth of our product offerings and services and the depth of our supplier network enable us to fulfill the marketing materials procurement needs of our clients.

We generate revenue by procuring and purchasing marketing materials from our suppliers and selling those products to our clients. We procure products for clients across a wide range of industries, such as retail, financial services, hospitality, consumer packaged goods, non-profits, healthcare, pharmaceuticals, food and beverage, broadcasting, and cable and transportation.

As of March 31, 2020, we had more than 2,100 employees in over 20 countries. For the three months ended March 31, 2020, we generated global revenue from third parties of $197.7 million in the North America segment, $48.2 million in the EMEA segment, and $15.4 million in the LATAM segment.

Outlook

Our objective is to continue to increase our sales globally by adding new clients and increasing our sales to existing clients through additional marketing services or expanding into new geographic markets. Operationally, we are integrating our product and service offerings, re-evaluating our geographic footprint, and creating synergies across various business units.

Impact of COVID-19

The emergence of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe, China, and South America presents various risks to the Company. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the global economy. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, much of which will depend on when and to what extent current restrictions are lifted and economic conditions improve. In response to the global pandemic, the Company has created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures for its employees. The task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic.

Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in Liquidity and Capital Resources section below, the Company had liquidity of approximately $71.9 million as of March 31, 2020, comprised of cash on hand of $30.8 million and an undrawn revolving credit facility of $41.1 million.

The Company will continue to monitor the situation and may take further actions that affect our business operations and performance. These actions may result from requirements mandated by federal, state or local authorities or that we determine to be in the best interests of our employees, customers, and shareholders. The situation surrounding COVID-19 remains fluid, and the potential for a material impact on the Company increases the longer the pandemic impacts the level of economic activity in the United States and in other countries. For these reasons, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A. Risk Factors for further information.

Critical Accounting Policies

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, goodwill, other intangible assets, and leases, see our discussion for the year ended December 31, 2019 included in the Company's 2019 Annual Report on Form 10-K. There have been no material changes to these policies as of March 31, 2020.

Current Expected Credit Loss (CECL)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure the impairment of certain financial instruments, including trade receivables, based on expected losses rather than incurred losses. The Company adopted the standard and all related ASUs effective January 1, 2020 using a modified-retrospective transition method. The adoption and application of this standard did not have a material impact to the condensed consolidated financial statements. For further discussion, refer to Note 1, Basis of Presentation.

Key Performance Metrics

We regularly review a number of key metrics to evaluate our business, measure progress and make strategic decisions. The measures include Revenue, Gross Profit and Adjusted EBITDA. For additional discussion, see Key Components of Statement of Operations and Non-GAAP Financial Measures sections below.

Key Components of Statement of Operations

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

Operating Expenses and Loss from Operations

Our selling, general and administrative expenses consist of compensation costs for our management team, client engagement personnel, production managers, corporate functions and operational support employees, as well as commissions paid to our account executives. In addition, selling, general and administrative expenses include public company expenses, facilities fees, travel and entertainment expenses, corporate systems fees, and legal and accounting fees.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, which represents loss from operations with the addition of depreciation and amortization, stock-based compensation expense, goodwill and long-lived asset impairment charges, restructuring charges, various one-time professional fees, executive search expenses, and other charges itemized in the reconciliation table noted within Note 14, Business Segments, is considered a non-GAAP financial measure under SEC regulations. Loss from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share, which represents net loss, with the addition of exclusive items that are non-recurring to our operating business, divided by the weighted average shares outstanding plus share equivalents that would arise from the exercise of stock options and restricted stock and other contingently issuable shares, is considered a non-GAAP financial measure under SEC regulations. Diluted loss per share is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses adjusted diluted earnings per share to evaluate the performance of our business. Adjusted diluted earnings per share is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the adjusted diluted earnings per share definition we use may not be comparable to similarly titled measures reported by other companies.

Comparison of Three Months Ended March 31, 2020 and 2019

Revenue

Third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	% of Total	2019	% of Total
North America	$197,709	75.7%	$188,274	70.5%
EMEA	48,210	18.4%	60,179	22.5%
LATAM	15,441	5.9%	18,758	7.0%
Revenue from third parties	$261,360	100.0%	$267,211	100.0%

North America. Revenue increased by $9.4 million, or 5.0%, in the three months ended March 31, 2020 over the corresponding period in 2019. The increase in revenue relates to new business, timing of client orders, as well as continued growth from existing enterprise clients.

EMEA. Revenue decreased by $12.0 million, or 19.9%, in the three months ended March 31, 2020 over the corresponding period in 2019. The decrease was primarily related to declines in marketing spend as a result of COVID-19 and foreign currency impacts.

LATAM. Revenue decreased by $3.3 million, or 17.7%, in the three months ended March 31, 2020 over the corresponding period in 2019. The decrease was a result of reduced spend with certain clients and declines in marketing spend as a result of COVID-19.

Cost of goods sold

Cost of goods sold decreased by $7.3 million, or 3.5%, in the three months ended March 31, 2020 over the corresponding period in 2019. Cost of goods sold as a percentage of revenue was 75.7% and 76.8% during the three months ended March 31, 2020 and 2019, respectively.

Gross profit margin

Gross profit margin was 24.3% and 23.2% during the three months ended March 31, 2020 and 2019, respectively. The increase was primarily driven by operating efficiencies in North America.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $3.9 million, or 7.0%, in the three months ended March 31, 2020 over the corresponding period in 2019. The decrease was driven by several factors, which included the realization of cost savings and restructuring initiatives. As a percentage of revenue, selling, general and administrative expenses also decreased to 19.9% for the three months ended March 31, 2020 compared to 20.9% for the three months ended March 31, 2019.

Depreciation and amortization

Depreciation and amortization expense increased by $0.5 million, or 19.5%, in the three months ended March 31, 2020 over the corresponding period in 2019. The increase is due to additional software development capitalized during the quarter.

Goodwill Impairment

As of March 31, 2020, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price and lower outlook due to the deterioration in economic conditions caused by COVID-19. Based on the assessment, the Company determined that the enterprise value for the North America reporting unit was less than its carrying value and resulted in a goodwill impairment charge of $7.2 million. Refer to Note 4, Goodwill for further discussion.
Restructuring charges

On August 10, 2018, the Company approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. For the three months ended March 31, 2020 and 2019, we incurred $3.6 million and $3.9 million, respectively, in restructuring charges.

Loss from operations

Loss from operations increased by $2.1 million in the three months ended March 31, 2020 over the corresponding period in 2019. As a percentage of revenue, loss from operations was (0.9)% and (0.1)% during the three months ended March 31, 2020 and 2019, respectively. The increase is primarily attributable to goodwill impairment charges, partially offset by cost reduction efforts across the regions and higher gross profit.

Other expense

Other expense decreased by $2.1 million in the three months ended March 31, 2020 over the corresponding period in 2019. The decrease in expense was primarily driven by the change in fair value of the warrant and derivative liabilities, partially offset by foreign exchange losses and an increase in interest expense.

Income tax expense

Income tax expense increased by $0.8 million in the three months ended March 31, 2020 over the corresponding period in 2019. Our effective tax rate was 17.6% and 40.9% for the three months ended March 31, 2020 and 2019, respectively. Our effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

 Net loss

Net loss increased by $0.8 million, or 38.9%, in the three months ended March 31, 2020 over the corresponding period in 2019. Net loss as a percentage of revenue was (1.1)% and (0.8)% during the three months ended March 31, 2020 and 2019, respectively. Net loss as a percentage of gross profit was (4.5)% and (3.3)% during the three months ended March 31, 2020 and 2019, respectively. The increase in net loss is primarily attributable to goodwill impairment charges and foreign exchanges losses, offset by the change in fair value of warrant and derivative liabilities, decrease in operating expenses due to lower commissions expense as a result of restructuring initiatives, bad debt reductions due to collection efforts, and additional cost savings initiatives.

Adjusted EBITDA

Adjusted EBITDA by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended March 31,
	2020	% of Total	2019	% of Total
North America	$23,640	183.1%	$16,018	216.8%
EMEA	1,362	10.6%	2,774	37.5%
LATAM	428	3.3%	265	3.6%
Other(1)	(12,524)	(97.0)%	(11,668)	(157.9)%
Adjusted EBITDA	$12,906	100.0%	$7,389	100.0%
(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended March 31, 2020 and 2019. Adjusted EBITDA increased by $5.5 million, or 74.7%, in the three months ended March 31, 2020 over the corresponding period in 2019.

North America. Adjusted EBITDA increased by $7.6 million, or 47.6%, in the three months ended March 31, 2020 over the corresponding period in 2019 due to higher revenue and gross margin, along with decreases in selling, general and administrative expenses due to lower commissions expense as a result of restructuring initiatives, and other cost savings during the period.

EMEA. Adjusted EBITDA decreased by $1.4 million, or (50.9)%, in the three months ended March 31, 2020 over the corresponding period in 2019 due to lower revenue, offset by reduced bad debt as a result of collection efforts during the period.

LATAM. Adjusted EBITDA increased by $0.2 million, or 61.5%, in the three months ended March 31, 2020 over the corresponding period in 2019 due to lower headcount and other cost savings initiatives during the period.

Other. Adjusted EBITDA decreased by $0.9 million, or 7.3%, in the three months ended March 31, 2020 over the corresponding period in 2019 primarily due to increased expenses related to temporary professional staff necessary to build out the finance organization and support the Company's remediation efforts, along with increased software development costs during the period.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(2,840)	$(2,044)
Restructuring charges	3,637	3,934
Professional fees related to control remediation	264	365
Change in fair value of warrant and derivatives	(5,640)	—
Goodwill impairment	7,191	—
Long-lived asset impairment	273	—
Executive search fees	—	80
Sales and use tax audit	—	25
Income tax effects of adjustments	(971)	(1,024)
Adjusted net income	$1,914	$1,336

GAAP weighted-average shares outstanding – diluted	53,474	51,830
Effect of dilutive securities:
Employee stock options and restricted common shares	762	65
Adjusted weighted-average shares outstanding – diluted	54,236	51,895
Adjusted diluted earnings per share	$0.04	$0.03

Comparison of three months ended March 31, 2020 and 2019. Adjusted diluted earnings per share increased by $0.01 in the three months ended March 31, 2020 over the corresponding period in 2019. The increase was primarily attributable to goodwill impairment and restructuring costs, offset by the change in fair value of warrant and embedded derivatives.

Liquidity and Capital Resources

While uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, the Company believes it has maintained sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility. In order to ensure adequate liquidity under a range of economic scenarios, we are currently evaluating the possibility of securing additional financing, which may include participation in lending programs established under the Coronavirus Aid, Relief, and Economic Security Act.

Cash Flow Summary

The following table presents cash flows for the three months ended March 31, 2020 and 2019, respectively (in thousands):

	Three months ended March 31,
	2020	2019
Net cash (used in) provided by operating activities	$(9,745)	$5,492
Net cash used in investing activities	(3,190)	(3,345)
Net cash used in financing activities	(1,905)	(3,095)

At March 31, 2020, we had $30.8 million of cash and cash equivalents.

Operating Activities. Cash used in operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash used in operating activities for the three months ended March 31, 2020 was $9.7 million and consisted of net loss of $2.8 million, offset by $8.0 million of non-cash items and $14.9 million used to fund working capital. The working capital changes consisted of a decrease in accounts receivable and unbilled revenue of $17.7 million, an increase in prepaid expenses and other assets of $5.3 million, an increase in inventory of $1.3 million, a decrease in accounts payable and accrued expenses and other liabilities of $26.1 million.

Cash provided by operating activities for the three months ended March 31, 2019 was $5.5 million and consisted of a net loss of $2.0 million, offset by $4.0 million of non-cash items and by $3.6 million provided by working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in inventories of $9.2 million, a decrease in accounts receivable and unbilled revenue of $3.9 million and a decrease in prepaid expenses and other assets of $0.3 million, partially offset by a decrease in accounts payable of $9.2 million and a decrease in accrued expenses and other liabilities of $0.6 million.

Investing Activities. Cash used in investing activities for the three months ended March 31, 2020 and 2019 of $3.2 million and $3.3 million, respectively, was attributable to capital expenditures and software capitalization.

Financing Activities. Cash used in financing activities for the three months ended March 31, 2020 of $1.9 million was primarily attributable to net repayments under the new revolving credit facility of $0.6 million and payments on the term loan of $1.3 million.

Cash used in financing activities for the three months ended March 31, 2019 of $3.1 million was primarily attributable to net repayments under the revolving credit facility of $3.8 million and $0.6 million of payments for debt issuance costs, partially offset by $1.3 million in net short-term secured borrowings.

Revolving Credit Facilities and Long-Term Debt

On July 16, 2019. the Company refinanced its debt, which is further discussed in Note 11, Revolving Credit Facility and in Note 12, Long-Term Debt. The new debt structure provides long-term capital with improved flexibility to support the Company’s growth plans. The Company intends to use excess cash from operations to pay off debt and support working capital needs.

The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The Term Loan Credit Agreement includes a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. The Company is in compliance with all debt covenants in the ABL Credit Agreement and Term Loan Credit Agreement as of March 31, 2020.

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

We earn a portion of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $29.8 million and $39.9 million foreign cash and cash equivalents as of March 31, 2020 and December 31, 2019, respectively, which are generally denominated in the local currency where the funds are held.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Contractual Obligations

There have been no material changes outside the normal course of business in the contractual obligations disclosed in Item 7 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, under the caption “Contractual Obligations.”

Forward-Looking Statements

This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains words such as “may,” “will,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “project,” “estimate” and “objective” or the negative thereof or similar terminology concerning the Company’s future financial performance, business strategy, plans, goals and objectives. These expressions are intended to identify forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include information concerning our possible or assumed future performance or results of operations and are not guarantees. While these statements are based on assumptions and judgments that management has made in light of industry experience as well as perceptions of historical trends, current conditions, expected future developments and other factors believed to be appropriate under the circumstances, they are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different. Some of the factors that would cause future results to differ from the recent results or those projected in forward-looking statements include, but are not limited to, the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 and under Item 1A. Risk Factors in this Quarterly Report on Form 10-Q.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to the Company's market risks, which include commodity risk, interest rate risk and foreign currency risk subsequent to the filing of the 2019 Annual Report on Form 10-K.

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 10, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Form 10-Q.

Item 1A.         Risk Factors

Except for the risk factors noted below, there have been no material changes in the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

A significant or prolonged economic downturn or a decline in the demand for marketing materials, could adversely affect our revenue and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. Many economists are projecting that gross domestic product for the United States will decline significantly during the second quarter of 2020, and the International Monetary Fund is currently projecting that the global economy will contract by 3% for 2020 as a whole. Economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the volume of marketing materials that our clients order from us. Reduced demand from one of these industries or markets could negatively affect our revenue, operating income and profitability.

Our results could be negatively impacted by a global or regional epidemic or similar event.

For the fiscal year ended December 31, 2019, over 71% of our sales and over 85% of our adjusted EBITDA were attributable to the United States. Internationally, we operate in approximately 50 countries, including substantial operations in the Czech Republic, the United Kingdom, Spain, China, Russia, Brazil and Mexico. As a result, an epidemic, pandemic or similar event affecting the United States or any location where we, our suppliers, or our clients operate, could result in serious harm to our business and operating results if it depresses demand for marketing materials or results in major disruptions or delays in our supply chain.

The recent spread of COVID-19 in the United States, our largest market, has led to state level restrictions on economic activity and a sharp rise in new unemployment claims, leading many observers to anticipate a substantial contraction of the U.S. economy for 2020 as a whole. The expectation of an economic recession has created substantial uncertainty about the expectations for marketing spend in the near term.  Although it is not yet possible to quantify the impact on our sales for future fiscal periods, some clients have deferred or declined to place orders that had previously been anticipated for such periods, and our sales for the remainder of 2020 and beyond could be adversely impacted by reductions in marketing spend by our clients. While we have taken action to reduce our expenses in order to reflect the potential for reduced sales volumes, there can be no assurance that such actions will be sufficient to avoid an adverse impact on our operating income for the duration of the economic downturn.

Some of our enterprise clients operate retail stores or travel businesses that have been significantly affected by recent restrictions on travel and other activities deemed non-essential under state or local governmental orders. Such companies have experienced closures and reduced sales as a result of the COVID-19 pandemic, and some may be experiencing substantial financial strain as a result. Some of our clients have reduced spending that is considered non-essential, including marketing spend, and continued or further reductions in such spend may occur. We generally extend credit to our clients and, in some cases, hold inventories of branded marketing materials for sale to specific clients. Due to the challenging financial environment faced by these or other clients, we could experience increased difficulty in collecting accounts receivable on a timely basis, could experience an increase in inventory write-offs, or could see an increase in contract terminations by clients that anticipate reduced marketing spend.

For some of the products and services we sell, including branded merchandise, retail displays and luxury packaging, we have historically sourced many of our goods from manufacturers and other suppliers in China.  Following the early 2020 outbreak of COVID-19, many of our suppliers in China temporarily halted manufacturing. In addition, the cost and availability of shipping from China has at times been adversely affected by the shutdown and uneven restart of Chinese manufacturing and transportation capacity. Some public health authorities have expressed concern about the possibility of a second wave of COVID-19 infections, in China or elsewhere. If a resurgence of COVID-19 infections leads to renewed restrictions affecting Chinese manufacturers or freight transportation providers, our supply chain for the product categories above could be significantly disrupted, and we may be unable to fulfill client orders on a timely basis or at prices consistent with our clients’ expectations.

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

As of June 15, 2020, we had $56.0 million of undrawn availability under our asset-backed loan facility. In order to ensure adequate liquidity under a range of economic scenarios, we are currently evaluating the possibility of securing additional financing, which may include participation in lending programs established under the Coronavirus Aid, Relief, and Economic Security Act. There can be no assurance that our current availability will be sufficient to provide adequate liquidity or that additional financing will be secured on acceptable terms or at all.

If our business is materially affected by the recent outbreak of COVID-19, or by similar widespread outbreaks of contagious disease in the future, it could have a material adverse impact on our operating results or financial condition.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

The following table provides information relating to our purchase of shares of our common stock in the first quarter of 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(2)
January 1 - January 31, 2020	—	$—	—	—
February 1 - February 29, 2020	5,423	4.10	—	—
March 1 - March 31, 2020	49	1.02	—	—
Total	5,472	$4.08	—	—
(1) Represents shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.
(2) The program purchase period lapsed on May 31, 2019 and shares are no longer available for purchase under the plan.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
**4.1+	Description of the Company's securities.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File

*The XBRL Instance Document and Cover Page Interactive Data File do not appear in the Interactive Data File because their XBRL tags are embedded within the Inline XBRL document.
**Submitted electronically with the Report.
+This description of the Company's securities supersedes the description of the Company's securities filed with the Annual Report on Form 10-K for the year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INNERWORKINGS, INC.

Date: June 16, 2020	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: June 16, 2020	By:	/s/ Donald W. Pearson
Donald W. Pearson
Chief Financial Officer