Form 10-Q
period 2020-06-30
INNERWORKINGS INC
filed 2020-08-06
CIK 1350381

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________

FORM 10-Q
________________________________________

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the Registrant had 52,842,618 shares of Common Stock, par value $0.0001 per share, outstanding.

INNERWORKINGS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Comprehensive Loss
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue	$203,311	$283,861	$464,671	$551,072
Cost of goods sold	154,890	215,463	352,808	420,664
Gross profit	48,421	68,398	111,863	130,408
Operating expenses:
Selling, general and administrative expenses	45,117	57,404	96,756	113,235
Depreciation and amortization	3,310	3,233	6,437	5,849
Goodwill impairment	—	—	7,191	—
Intangible and other asset impairments	609	—	883	—
Restructuring charges	3,644	3,698	7,281	7,632
(Loss) income from operations	(4,259)	4,063	(6,685)	3,692
Other income (expense):
Interest income	53	104	109	202
Interest expense	(3,201)	(2,486)	(7,587)	(5,232)
(Loss) gain from change in fair value of warrant	(120)	—	5,085	—
Foreign exchange gain (loss)	862	237	(1,929)	(239)
Other income	221	42	1,117	78
Total other expense	(2,185)	(2,103)	(3,205)	(5,191)
(Loss) income before income taxes	(6,444)	1,960	(9,890)	(1,499)
Income tax expense	1,468	2,468	862	1,053
Net loss	$(7,912)	$(508)	$(10,752)	$(2,552)

Basic loss per share	$(0.15)	$(0.01)	$(0.20)	$(0.05)
Diluted loss per share	$(0.15)	$(0.01)	$(0.30)	$(0.05)

Comprehensive loss	$(7,715)	$(246)	$(15,651)	$(1,578)
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except per share data)
(Unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$35,311	$42,711
Accounts receivable, net of allowance for doubtful accounts of $3,470 and $3,830, respectively	158,636	202,406
Unbilled revenue	23,900	48,396
Other receivables	9,858	28,194
Inventories	37,303	34,977
Prepaid expenses	13,021	10,680
Other current assets	6,981	7,301
Total current assets	285,010	374,665
Property and equipment, net	36,357	37,224
Intangibles and other assets:
Goodwill	144,967	152,210
Intangible assets, net	6,693	7,714
Right of use assets, net	46,805	51,159
Deferred income taxes	2,183	2,182
Other non-current assets	3,018	4,129
Total intangibles and other assets	203,666	217,394
Total assets	$525,033	$629,283
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$96,866	$142,136
Accrued expenses	43,350	50,975
Deferred revenue	10,572	9,568
Revolving credit facility - current	76	593
Term loan - current	10,000	7,500
Other current liabilities	25,969	35,665
Total current liabilities	186,833	246,437
Lease liabilities	42,487	46,075
Revolving credit facility - non-current	40,476	60,086
Term loan - non-current	79,800	89,242
Deferred income taxes	8,053	8,053
Other long-term liabilities	1,762	1,138
Total liabilities	359,411	451,031
Commitments and contingencies
Stockholders' equity:
Common stock, par value $0.0001 per share, 200,000 shares authorized, 64,902 and 64,820 shares issued, and 52,688 and 52,133 shares outstanding, respectively	6	6
Additional paid-in capital	248,215	245,311
Treasury stock at cost, 12,215 and 12,688 shares, respectively	(78,418)	(81,471)
Accumulated other comprehensive loss	(27,348)	(22,449)
Retained earnings	23,167	36,855
Total stockholders' equity	165,622	178,252
Total liabilities and stockholders' equity	$525,033	$629,283
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance as of April 1, 2020	64,831	$6	$246,769	12,688	$(81,471)	$(27,545)	$34,132	$171,891
Net loss							(7,912)	(7,912)
Total other comprehensive income - foreign currency translation adjustments						197		197
Issuance of common stock upon exercise of stock awards, net of withheld shares	71		(108)					(108)
Stock-based compensation expense			1,554					1,554
Reissuance of treasury shares				(473)	3,053		(3,053)	—
Balance as of June 30, 2020	64,902	$6	$248,215	12,215	$(78,418)	$(27,348)	$23,167	$165,622

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance as of December 31, 2019	64,820	$6	$245,311	12,688	$(81,471)	$(22,449)	$36,855	$178,252
Net loss							(10,752)	(10,752)
Total other comprehensive loss - foreign currency translation adjustments						(4,899)		(4,899)
Issuance of common stock upon exercise of stock awards, net of withheld shares	82		(130)					(130)
Stock-based compensation expense			3,034					3,034
Reissuance of treasury shares				(473)	3,053		(3,053)	—
Cumulative effect of change related to adoption of ASC 326							117	117
Balance as of June 30, 2020	64,902	$6	$248,215	12,215	$(78,418)	$(27,348)	$23,167	$165,622

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Stockholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance as of April 1, 2019	64,534	$6	$240,734	12,688	$(81,471)	$(23,599)	$44,886	$180,556
Net loss							(508)	(508)
Total other comprehensive income - foreign currency translation adjustments						262		262
Issuance of common stock upon exercise of stock awards, net of withheld shares	95		(126)					(126)
Stock-based compensation expense			1,402					1,402
Balance as of June 30, 2019	64,629	$6	$242,010	12,688	$(81,471)	$(23,337)	$44,378	$181,586

	Common Stock		Additional Paid-in-Capital	Treasury Stock		Accumulated Other Comprehensive Loss	Retained Earnings	Total
	Shares	Amount		Shares	Amount
Balance at December 31, 2018	64,495	$6	$239,960	12,688	$(81,471)	$(24,311)	$46,771	$180,955
Net loss							(2,552)	(2,552)
Total other comprehensive income - foreign currency translation adjustments						974		974
Issuance of common stock upon exercise of stock awards, net of withheld shares	134		(91)					(91)
Stock-based compensation expense			2,141					2,141
Cumulative effect of change related to adoption of ASC 842							159	159
Balance as of June 30, 2019	64,629	$6	$242,010	12,688	$(81,471)	$(23,337)	$44,378	$181,586
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(10,752)	$(2,552)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	6,437	5,849
Stock-based compensation expense	2,521	2,141
Bad debt provision	426	689
Contract implementation cost amortization	135	213
Goodwill impairment	7,191	—
Long-lived asset impairment	883	—
Change in fair value of warrant	(5,085)	—
Change in fair value of embedded derivatives	(519)	—
Unrealized foreign exchange loss	1,184	—
Other operating activities, net	1,085	224
Change in assets and liabilities:
Accounts receivable and unbilled revenue	61,059	(10,099)
Inventories	(3,134)	4,582
Prepaid expenses and other assets	17,147	(4,163)
Accounts payable	(41,351)	(18,146)
Accrued expenses and other liabilities	(19,190)	22,551
Net cash provided by operating activities	18,037	1,289

Cash flows from investing activities
Purchases of property and equipment	(5,127)	(6,881)
Net cash used in investing activities	(5,127)	(6,881)

Cash flows from financing activities
Net borrowings from old revolving credit facility	—	14,908
Net repayments on new revolving credit facility	(19,830)	—
Net short-term secured borrowings	—	(833)
Payments on term loan	(2,500)	—
Proceeds from exercise of stock options	—	63
Payment of debt issuance costs	—	(935)
Other financing activities, net	(130)	(156)
Net cash (used in) provided by financing activities	(22,460)	13,047

Effect of exchange rate changes on cash and cash equivalents	2,150	(226)
(Decrease) increase in cash and cash equivalents	(7,400)	7,229
Cash and cash equivalents, beginning of period	42,711	26,770
Cash and cash equivalents, end of period	$35,311	$33,999
The accompanying notes form an integral part of the condensed consolidated financial statements.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

Basis of Presentation of Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements of InnerWorkings, Inc. and subsidiaries (the “Company”) included herein have been prepared to conform to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and generally accepted accounting principles in the United States (“GAAP”) for interim financial information. Footnote disclosures that would substantially duplicate the disclosures included in the December 31, 2019 audited financial statements have been omitted from these interim unaudited financial statements pursuant to such rules and regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the accompanying unaudited financial statements have been included, and all adjustments are of a normal and recurring nature. The operating results for the three and six month period ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year ending December 31, 2020. These condensed consolidated interim financial statements and notes should be read in conjunction with the Company’s condensed consolidated financial statements and notes thereto as of and for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2020.

Liquidity and Management’s Plans

Additionally, under ASC 205, Presentation of Financial Statements, the Company is required to consider and has evaluated whether there is substantial doubt that it has the ability to meet its obligations within one year from the financial statement issuance date. This assessment also includes the Company’s consideration of any management plans to alleviate such doubts.

As further described in Note 11, Revolving Credit Facility, and Note 12, Long-Term Debt, within the notes to the financial statements included within this Form 10-Q, the agreements governing the Company's debt contain various restrictive covenants. Although we are in compliance with all of our debt covenants as of June 30, 2020, we have determined that it is probable we will violate certain financial covenants under our credit agreements within the next twelve months if covenant modifications are not obtained. If we were to violate one or more financial covenants, the lenders could declare us in default and could accelerate the amounts due under a portion or all of our outstanding debt.

We have discussed the terms for a modification with our lenders, and we believe we will receive such modification before any covenants are violated. Notwithstanding our belief that we will be successful in obtaining a modification of terms under our credit agreements, we also believe that the acquisition of the Company under the Agreement and Plan of Merger with HH Global Group Limited, described in Note 15, Subsequent Events, is probable of being completed and alleviates doubts about our ability to meet our obligations over the next twelve months.

Highly Inflationary Accounting

During 2018, the Argentinian economy was classified as highly inflationary under GAAP due to multiple years of increasing inflation, resulting in the remeasurement of our Argentinian operations into U.S. dollars.  The application of highly inflationary accounting did not have a material impact on the Company’s condensed consolidated financial statements for the three and six months ended June 30, 2020 and 2019.

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

The Company records an allowance for credit losses at the time that accounts receivable are initially recorded based on consideration of the current economic environment, expectation of future economic conditions, the Company’s historical collection experience and a loss-rate approach whereby the allowance is calculated using an estimated historical loss rate formulated by the age of the financial asset and multiplying it by the asset’s amortized cost at the balance sheet date. The Company reassesses its allowance at each reporting period. Aged receivables are written off when it becomes evident, based on age or unique customer circumstance, that such amounts will not be collected, and all reasonable collection efforts have been exhausted.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The accounts receivable allowance expense is recorded within selling, general, and administrative expenses on the Company's Condensed Consolidated Statement of Comprehensive Loss.

Additionally, the Company records an allowance for credit losses on other forms of financial assets, including unbilled revenue, other receivables, and other non-current assets. These forms of financial assets require a reserve under ASC 326, Financial Instruments - Credit Losses, as the financial assets are measured at amortized cost and represent receivables that result from revenue transactions under the scope of ASC 606, Revenue from Contracts with Customers, and other off-balance-sheet credit exposures, such as third-party supplier loan commitments. The Company records an allowance at the time the financial assets are initially recorded based on consideration of qualitative factors specific to the financial asset, including, but not limited to, credit-worthiness of the customer or supplier, in addition to the economic and historical collection factors previously noted. The allowances for credit losses for unbilled revenue, other receivables, and other non-current assets are immaterial to the condensed consolidated financial statements as of June 30, 2020. The other financial asset allowance expenses are recorded within selling, general, and administrative expenses on the Company's Condensed Consolidated Statement of Comprehensive Loss.

The Company believes its allowances are appropriately stated considering the quality of its financial asset portfolio as of June 30, 2020. While credit losses have historically been within expectations and the provisions established, the Company cannot guarantee that its credit loss experience will continue to be consistent with historical experience.

Treasury Shares

Common shares repurchased by the Company are recorded at cost as treasury shares and result in a reduction of equity. When treasury shares are reissued, the Company determines the cost using the first-in, first-out cost method. The difference between the cost of the treasury shares and reissuance price is included in Additional paid-in capital or Retained earnings.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The amount of amortization during the three months ended June 30, 2020 and 2019 was $0.1 million and $0.1 million, and $0.1 million and $0.2 million during the six months ended June 30, 2020 and 2019 respectively. There was an incremental $0.6 million impairment loss during the six months ended June 30, 2020 in relation to contract implementation costs in the North America reportable segment. The impairment was calculated as the difference between the carrying amount of the asset and the recoverable amount.

The following table is a summary of the Company's costs to fulfill and contract liabilities (in thousands):

	June 30, 2020	December 31, 2019
Costs to fulfill	$567	$1,238
Contract liabilities	10,572	9,568
Cash received	9,845	36,662
Revenue recognized	8,841	44,708

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

No incremental costs to obtain a contract incurred by the Company during the three and six months ended June 30, 2020 and 2019 were required to be capitalized.

Transaction Price Allocated to Remaining Performance Obligations

ASC 606 requires that the Company disclose the aggregate amount of transaction price that is allocated to performance obligations that have not yet been satisfied as of June 30, 2020. The Company does not have material future performance obligations that extend beyond one year. Accordingly, the Company has applied the optional exemption for contracts that have an original expected duration of one year or less. The nature of the remaining performance obligations as well as the nature of the variability and how it will be resolved is described above.

3. Allowance for Expected Credit Losses

The following is a rollforward of the allowance for expected credit losses related to the Company's trade receivables as of June 30, 2020 (in thousands):

Balance as of December 31, 2019	$3,830
Adjustment for adoption of ASU 2016-13	(431)
Balance as of January 1, 2020	3,399
Current provision for expected credit losses(1)	71
Recoveries and write-offs	—
Balance as of June 30, 2020	$3,470

(1) The current provision for expected credit losses includes the effect of exchange rate changes on accounts receivable through June 30, 2020.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

4. Goodwill

The following is a rollforward of goodwill for each reportable segment as of June 30, 2020 (in thousands):

	North America	EMEA	LATAM	Total
Goodwill as of December 31, 2019
Goodwill	$170,642	$96,225	$7,109	$273,976
Accumulated impairment	(18,432)	(96,225)	(7,109)	(121,766)
	152,210	—	—	152,210

Goodwill impairment	(7,191)	—	—	(7,191)
Foreign exchange impact	(52)	—	—	(52)

Goodwill as of June 30, 2020
Goodwill	170,590	96,225	7,109	273,924
Accumulated impairment	(25,623)	(96,225)	(7,109)	(128,957)
	$144,967	$—	$—	$144,967

The Company most recently recognized a partial impairment of its goodwill in the North America reportable segment as of March 31, 2020, as outlined below. The Company further considered indicators for impairment at June 30, 2020 given the significant level of goodwill remaining in the reportable segment as well as the recent impairment test at March 31, 2020.

Further, based on the terms of the Agreement and Plan of Merger with HH Global Limited, see Note 15, Subsequent Events, the Company determined the enterprise value of the North America reporting unit to be consistent with the enterprise value as of the March 31, 2020 impairment test and compared the enterprise value of the reporting unit to its respective carrying value.  As a result, as of June 30, 2020, the enterprise value for the North America reporting unit does not exceed the carrying value by more than 30% and is therefore considered at risk.

At June 30, 2020, the Company performed a qualitative assessment to determine whether it is more likely than not that the fair value of our North America reportable segment is less than the carrying value. We considered the current and expected future economic and market conditions surrounding COVID-19 and the Agreement and Plan of Merger with HH Global Group Limited. See Note 15, Subsequent Events. After performing this qualitative goodwill impairment assessment, the Company determined that it did not have an interim goodwill triggering event as June 30, 2020.

The fair value estimates used in the goodwill impairment analysis require significant judgment. The fair value estimates were based on assumptions management believes to be reasonable, but that are inherently uncertain, including estimates of future revenue and operating margins and assumptions about the overall economic climate and the competitive environment for the business. The fair value determination of the North America reporting unit, the only reporting unit with goodwill remaining, primarily relies on management judgments around timing of generating revenue from recent new customer wins as well as timing of benefits expected to be received from the significant restructuring actions currently underway, see Note 6, Restructuring Activities and Charges to the Consolidated Financial Statements.

At June 30, 2020, the Company had $145.0 million of goodwill on its consolidated balance sheet, all of which relates to the North America reportable segment. If assumptions surrounding any of these factors or assumptions change, then a future impairment charge may occur.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

value. The fair value for the North America reporting unit was less than its carrying value and resulted in a non-cash goodwill impairment charge of $7.2 million. No tax benefit was recognized on such charge, and this charge had no impact on the Company's cash flows or compliance with debt covenants.

5. Other Intangibles and Long-Lived Assets

The following is a summary of the Company’s intangible assets as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019	Weighted Average Life in Years
Customer lists	$73,442	$73,678	14.4
Non-competition agreements	943	959	4.1
Trade names	2,510	2,510	13.3
Patents	57	57	9.0
	76,952	77,204
Less accumulated amortization and impairment
Customer lists	(67,096)	(66,382)
Non-competition agreements	(943)	(959)
Trade names	(2,168)	(2,098)
Patents	(52)	(51)
Total accumulated amortization and impairment	(70,259)	(69,490)
Intangible assets, net	$6,693	$7,714

Amortization expense related to these intangible assets was $0.6 million and $0.6 million for the three months ended June 30, 2020 and 2019, and $1.1 million and $1.1 million during the six months ended June 30, 2020 and 2019 respectively.

As of June 30, 2020, estimated amortization expense for the remainder of 2020 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2020	$1,007
2021	1,783
2022	1,407
2023	961
2024	744
2025	467
Thereafter	324
$6,693

6. Restructuring Activities and Charges

2018 Restructuring Plan

On August 10, 2018, the Company approved a plan (the "2018 Restructuring Plan") to reduce the Company's cost structure while driving value for its clients and stockholders. The 2018 Restructuring Plan was adopted as a result of the Company's determination that its selling, general and administrative costs were disproportionately high in relation to its revenue and gross profit. At the time of adoption, the plan was expected to be completed by the end of 2019 and the Company expected to incur pre-tax cash restructuring charges of $20.0 million to $25.0 million and pre-tax non-cash restructuring charges of $0.4 million. Where required by law, the Company consults with each of the affected country’s local Works Councils prior to implementing the plan. On February 21, 2019, the Board of Directors approved a two-year extension to the restructuring plan through the end of 2021.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2020 (in thousands):

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Compensation Realignment and Other Retention	Other	Total
Balance as of December 31, 2019	$666	$23	$3,636	$258	$4,583
Charges	1,969	369	4,425	518	7,281
Prepayments(1)	—	—	36	—	36
Cash payments	(2,283)	(402)	(5,291)	(494)	(8,470)
Non-cash settlements/adjustments(2)	58	(22)	—	—	36
Balance as of June 30, 2020	$410	$(32)	$2,806	$282	$3,466

(1) For compensation realignment and other retention amounts, expense is recognized over a mandatory future service period, whereby payments occur at certain intervals throughout the mandatory future service period. This line item represents prepayment activity that has occurred through June 30, 2020.
(2) Non-cash settlements and adjustments consist of (1) differences in total lease expense per ASC 842 and cash rental payments for leases that qualify to be recorded to restructuring and (2) foreign currency impacts.

The Company recorded the following restructuring costs by segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
North America	$2,247	$1,216	$4,483	$1,408
EMEA	1,009	326	1,889	1,405
LATAM	143	39	307	74
Other	245	2,117	602	4,745
Total	$3,644	$3,698	$7,281	$7,632

From adoption through June 30, 2020, the Company recognized $29.2 million in total restructuring charges pursuant to the 2018 Restructuring Plan.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The following table summarizes the accrued restructuring activities for this plan for the six months ended June 30, 2020 (in thousands), all of which relate to EMEA:

	Employee Severance and Related Benefits	Lease and Contract Termination Costs	Other	Total
Balance as of December 31, 2019	$122	$—	$—	$122
Charges	(36)	—	—	(36)
Cash payments	(86)	—	—	(86)
Balance as of June 30, 2020	$—	$—	$—	$—

7. Income Taxes

The Company's tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items. The Company’s reported effective income tax rate was (22.8)% and 125.9% for the three months ended June 30, 2020 and 2019, respectively. The Company’s reported effective income tax rate was (8.7)% and (70.2)% for the six months ended June 30, 2020 and 2019, respectively. The Company’s effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will expire unutilized. At the end of each reporting period, the Company reviews the realizability of its deferred tax assets. There were no material valuation adjustments for the three months ended June 30, 2020 and 2019. Additionally, the Company continues to incur losses in jurisdictions which have valuation allowances against tax loss carryforwards, so a tax benefit has not been recognized in the financial statements for these losses.

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

There were no dilutive effects for securities during the three and six months ended June 30, 2019 as a result of a net loss incurred in the period. In connection with the closing of the term loan in the third quarter of 2019, the Company issued the Initial Warrant which is classified and recorded as a liability at fair value with subsequent changes in fair value recognized in earnings. Refer to Note 12, Long-Term Debt, for additional information. For diluted earnings per share, changes in fair value related to the Initial Warrant are adjusted out of earnings when the adjustment would not result in an increase to earnings and thus be considered antidilutive. For the three months ended June 30, 2020, the adjustment to exclude the change in fair value would increase earnings, and thus net loss for the period was not adjusted. For the six months ended June 30, 2020, the adjustment to exclude the change in fair value would decrease earnings, and thus net loss for the period was adjusted.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The computation of basic and diluted loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss - basic	$(7,912)	$(508)	$(10,752)	$(2,552)
Adjustments:
Change in fair value of Initial Warrant liability	—	—	(5,085)	—
Net loss - diluted	$(7,912)	$(508)	$(15,837)	$(2,552)

Denominator:
Weighted average shares outstanding	52,327	51,773	52,233	51,830
Issuance of Initial Warrant	1,335	—	1,335	—
Weighted average shares outstanding - basic and diluted	53,662	51,773	53,568	51,830

Basic loss per share	$(0.15)	$(0.01)	$(0.20)	$(0.05)
Diluted loss per share	$(0.15)	$(0.01)	$(0.30)	$(0.05)

9. Related Party Transactions

In the fourth quarter of 2017, the Company began providing marketing execution services to Enova International, Inc. ("Enova"). David Fisher, a member of the Company's Board of Directors, is the Chairman and Chief Executive Officer of Enova and has a direct ownership interest in Enova. The total amount billed for such services during the three months ended June 30, 2020 and 2019 was $1.1 million and $3.4 million, respectively, and $4.8 million and $6.1 million during the six months ended June 30, 2020 and 2019, respectively. The amounts receivable from Enova were nominal and $4.6 million as of June 30, 2020 and December 31, 2019, respectively.

In the second quarter of 2020, the Company began providing product procurement to Byline Bancorp, Inc. ("Byline"). Lindsay Corby, a member of the Company's Board of Directors, is the Chief Financial Officer of Byline and has a direct ownership interest in Byline. The total amount billed for such services during the three months ended June 30, 2020 was $0.1 million. There were no amounts receivable from Byline as of June 30, 2020.

10. Commitments and Contingencies

Self-insurance

The Company is self-insured for medical claims which is subject to stop-loss protection. An actuarial calculation of the estimated claims incurred but not reported is provided to the Company each period. The estimated claims incurred is currently updated semi-annually as it is immaterial in relation to the liability due to the limited population of claims since moving to the self-funded model on January 1, 2020. Further, the Company considered COVID-19's effect on insurance claims and recorded an immaterial additional liability based on actuarial estimates of the impact it will have on our claims. As of June 30, 2020, the medical claims liability was $1.0 million, and the liability is recorded within other current liabilities on the Company's Condensed Consolidated Balance Sheet.

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

Within the ABL Credit Agreement, there is a cash dominion requirement for the United States ("US") and United Kingdom ("UK"). In the United States, Bank of America, N.A. (the agent) shall only exercise cash dominion and apply all customer collections of the US borrowers to US obligations when a Trigger Period exists, as defined in the ABL Credit Agreement. In the United Kingdom, all customer collections of the UK borrowers will be applied on a daily basis to any outstanding UK obligations and any credit balance will be transferred back to an account of the UK borrowers. The customer collections of the UK borrowers are only applied against the UK obligations. As a result of the cash dominion, the amount outstanding under the ABL Credit Agreement for UK borrowers has been classified as a current obligation. The amount outstanding under the ABL Credit Agreement for US borrowers has been classified as a long-term obligation, as no Trigger Period has yet occurred nor is considered probable. The amounts outstanding under the ABL Credit Agreement as of June 30, 2020 for the UK borrowers and the US borrowers are $0.1 million and $40.7 million, respectively.

The Company's deferred financing fees of approximately $2.0 million are presented as an asset and amortized on a straight-line basis over the term of the ABL Credit Agreement. Amortization of deferred financing fees is recorded in interest expense and was approximately $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively.

The Company has determined that the interest rate reset features embedded in the ABL Credit Agreement constitute an embedded derivative (collectively, the “ABL Embedded Derivative”) which has been bifurcated from the ABL Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded a nominal amount and approximately $0.1 million in interest expense for the amortization of the ABL Embedded Derivative discount for the three and six months ended June 30, 2020, respectively.

The following schedule shows the change in fair value of the ABL Embedded Derivative at June 30, 2020 (in thousands):

December 31, 2019	$497
Change in fair value	(278)
June 30, 2020	$219

The change in fair value is recorded within other expense on the Company’s Condensed Consolidated Statement of Comprehensive Loss. Refer to Note 13, Fair Value Measurement, for further discussion.

The Company’s ABL Credit Facility at June 30, 2020 is summarized as follows (in thousands):

ABL Credit Facility outstanding	$40,817
Less: Current portion of ABL Credit Facility for UK Borrowings	(76)
Long-term portion of ABL Credit Facility	40,741
Less: ABL Embedded Derivative Discount(1)	(484)
ABL Embedded Derivative Liability(2)	219
Total Revolving credit facility - non-current	$40,476

(1) Original value of embedded derivative at July 16, 2019, less amortization. (2) Value of embedded derivative as of June 30, 2020.

At June 30, 2020, the Company had $1.7 million of letters of credit outstanding which have not been drawn upon.

On February 22, 2016, the Company entered into a Revolving Credit Facility (the “Facility”) with Bank of America N.A. to support ongoing working capital needs of the Company's operations in China. The Facility includes a revolving commitment amount of $5.0 million whereby maturity dates vary based on each individual drawdown. On July 16, 2019, the Company modified the Facility to decrease the total revolving commitment amount from $5.0 million to $1.0 million. All other terms of the Facility remained unchanged. Outstanding borrowings under the Facility are guaranteed by the Company’s assets. Borrowings and repayments are made in renminbi, the official Chinese currency. The applicable interest rate is 110% of the People’s Bank of China’s base rate. The terms of the Facility include limitations on use of funds for working capital purposes as well as customary representations and warranties made by the Company. At June 30, 2020, the Company had $0.5 million of unused availability under the Facility.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The Term Loan Credit Agreement contains a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. In addition, the Term Loan Credit Agreement contains negative covenants limiting, among other things, additional indebtedness, transactions with affiliates, additional liens, sales of assets, dividends, investments and advances, prepayments of debt, mergers and acquisitions, and other matters customarily restricted in such agreements. The Term Loan Credit Agreement also contains customary events of default, including payment defaults, breaches of representations and warranties, covenant defaults, events of bankruptcy and insolvency, failure of any guaranty or security document supporting the Term Loan Credit Agreement to be in full force and effect, and a change of control of the Company’s business. The principal outstanding as of June 30, 2020 is $95.0 million.

The Company has determined the interest rate reset features embedded in the Term Loan Credit Agreement constitute an embedded derivative (collectively, the “Term Loan Embedded Derivative”) which has been bifurcated from Term Loan Credit Facility and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The Company recorded a nominal amount and $0.1 million in interest expense for the amortization of the Term Loan Embedded Derivative discount for the three and six months ended June 30, 2020, respectively.

The following schedule shows the change in fair value of the Term Loan Embedded Derivative at June 30, 2020 (in thousands):

December 31, 2019	$407
Change in fair value	(241)
June 30, 2020	$166

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

In addition, if either (x) the Total Leverage Ratio (as defined in the Term Loan Credit Agreement) as of March 31, 2020 for the four (4) consecutive fiscal quarter period then ended is greater than 4.25 to 1.00 or (y) the Company fails to deliver financial statements to the administrative agent as required by the Term Loan Credit Agreement for the fiscal quarter ended March 31,

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

2020, then from the First Quarter Reporting Period End Date through July 16, 2024, the Warrant shall also be exercisable for an additional 2.49% of the Company’s common stock calculated on a fully-diluted basis (the “Additional Warrant” or “Contingent Warrant” and together with the Initial Warrant, the “Warrant”). The Company did not trigger any of the provisions defined in the Term Loan Credit Agreement that would cause the Additional Warrant to be exercisable at March 31, 2020 and, accordingly, the additional warrant expired by its terms.

The Warrant may be exercised on a cashless basis, and the number of shares for which the Warrant are exercisable, and the associated exercise price are subject to certain proportional adjustments as set forth in the Warrant. In addition, the holder of the Warrant is entitled to certain piggyback registration rights.

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

The Initial Warrant was recorded as a liability at fair value and will be treated as a discount on the associated debt. The following schedule shows the change in fair value of the Initial Warrant at June 30, 2020 (in thousands):

December 31, 2019	$6,537
Change in fair value	(5,085)
June 30, 2020	$1,452

The Additional Warrant was no longer outstanding as of March 31, 2020 and therefore has no associated fair value at June 30, 2020.

The Term Loan is presented net of the related original issue discount (“OID”), which was $8.5 million on the issuance date of July 16, 2019. Accretion of OID is included in interest expense. The Company incurred $3.7 million of deferred financing fees related to the Term Loan Credit Agreement that has been recorded as a debt discount. The combined debt discount from the Initial Warrant liability, the Term Loan Embedded Derivative liability, and the debt issuance fees is being amortized into interest expense over the term of the Term Loan Credit Facility using the effective interest method. The Company recorded interest expense for the amortization of the Initial Warrant liability and Term Loan Embedded Derivative liability debt discounts of $0.3 million and $0.5 million for the three and six months ended June 30, 2020, respectively, and recorded an additional $0.2 million and $0.4 million of interest expense for the amortization of the debt issuance fees for the three and six months ended June 30, 2020, respectively.

The Company’s Term Loan Credit Facility at June 30, 2020 is summarized as follows (in thousands):

Term Loan Credit Facility outstanding	$95,000
Less: Current portion of Term Loan Credit Facility	(10,000)
Long-term portion of Term Loan Credit Facility	85,000
Less: Original Issue Discount(1)	(6,818)
Term Loan Embedded Derivative Liability(2)	166
Initial Warrant Liability(2)	1,452
Total Term Loan Credit Facility - Non-current	$79,800

(1) Original value of OID attributable to debt issuance costs, warrant liability and embedded derivatives at July 16, 2019, less amortization.
(2) Value of warrant liability and embedded derivatives as of June 30, 2020.

13. Fair Value Measurement

The Company estimates the fair value of the ABL Credit Facility and Term Loan Credit Facility using current market yields. These current market yields are considered Level 2 inputs.

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

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

The table below sets forth the assumptions used within the Black-Scholes-Merton option pricing model to value the Company’s Initial Warrant liability:

Stock price	$1.32
Exercise price	$0.01
Time until expiration (years)	4.04
Expected volatility	79.0%
Risk-free interest rate	0.24%
Expected dividend yield	—%

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

The table below sets forth the total fair value of the ABL Credit Facility, ABL Embedded Derivative, Term Loan Credit Facility, Term Loan Embedded Derivative, and Initial Warrant as of June 30, 2020 (in thousands):

	June 30, 2020
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
ABL Credit Facility	$115,270	$—	$115,270
ABL Embedded Derivative	—	219	219
Term Loan Credit Facility	85,164	—	85,164
Initial Warrant	—	1,452	1,452
Term Loan Embedded Derivative	—	166	166
Total	$200,434	$1,837	$202,271

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

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below presents financial information for the Company’s reportable segments and Other for the three and six months ended June 30, 2020 and 2019 (in thousands):

	North America	EMEA	LATAM	Other	Total
Three Months Ended June 30, 2020
Revenue from third parties	$140,995	$49,095	$13,221	$—	$203,311
Revenue from other segments	1,822	1,608	1	(3,431)	—
Total revenue	$142,817	$50,703	$13,222	$(3,431)	$203,311
Adjusted EBITDA	$13,140	$4,218	$(155)	$(11,072)	$6,131

Three Months Ended June 30, 2019
Revenue from third parties	$200,091	$62,483	$21,287	$—	$283,861
Revenue from other segments	650	2,713	2	(3,365)	—
Total revenue	$200,741	$65,196	$21,289	$(3,365)	$283,861
Adjusted EBITDA	$20,315	$4,480	$611	$(12,414)	$12,992

	North America	EMEA	LATAM	Other	Total
Six Months Ended June 30, 2020
Revenue from third parties	$338,704	$97,305	$28,662	$—	$464,671
Revenue from other segments	3,047	4,169	2	(7,218)	—
Total revenue	$341,751	$101,474	$28,664	$(7,218)	$464,671
Adjusted EBITDA	$36,780	$5,580	$274	$(23,596)	$19,038

Six Months Ended June 30, 2019
Revenue from third parties	$388,365	$122,662	$40,045	$—	$551,072
Revenue from other segments	1,213	4,360	4	(5,577)	—
Total revenue	$389,578	$127,022	$40,049	$(5,577)	$551,072
Adjusted EBITDA	$36,332	$7,256	$876	$(24,083)	$20,381

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

The table below reconciles Adjusted EBITDA to net loss before income taxes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Adjusted EBITDA	$6,131	$12,992	$19,038	$20,381
Depreciation and amortization	(3,310)	(3,233)	(6,437)	(5,849)
Stock-based compensation - equity classified awards	(1,554)	(1,402)	(3,034)	(2,141)
Stock-based compensation - liability classified awards (SARs)	(127)	(46)	513	(46)
Goodwill impairment	—	—	(7,191)	—
Intangible and other asset impairments	(609)	—	(883)	—
Restructuring charges	(3,644)	(3,698)	(7,281)	(7,632)
Merger-related transaction costs	(790)	—	(790)	—
Professional fees related to control remediation	(356)	(550)	(620)	(916)
Executive search fees	—	—	—	(80)
Sales and use tax audit	—	—	—	(25)
(Loss) income from operations	(4,259)	4,063	(6,685)	3,692
Interest income	53	104	109	202
Interest expense	(3,201)	(2,486)	(7,587)	(5,232)
(Loss) gain from change in fair value of warrant	(120)	—	5,085	—
Foreign exchange gain (loss)	862	237	(1,929)	(239)
Other income	221	42	1,117	78
(Loss) income before income taxes	(6,444)	1,960	(9,890)	(1,499)
Income tax expense	1,468	2,468	862	1,053
Net loss	$(7,912)	$(508)	$(10,752)	$(2,552)

The table below presents total assets for the Company's reportable segments and Other (in thousands):

	June 30, 2020	December 31, 2019
North America	$353,974	$424,775
EMEA	120,081	140,013
LATAM	32,288	46,822
Other	18,690	17,673
Total assets	$525,033	$629,283

InnerWorkings, Inc. and subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

15. Subsequent Events

Pending acquisition

On July 15, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with HH Global Group Limited, a Company registered in England and Wales (“Parent”), HH Global Finance Limited, a Company registered in England and Wales, and Project Idaho Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Sub”). The Merger Agreement provides for, among other things, the merger of Sub with and into the Company, on the terms and subject to the conditions set forth in the Merger Agreement (the “Merger”), with the Company continuing as the surviving corporation in the Merger. As a result of the Merger, the Company would become a wholly owned subsidiary of Parent. Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of our common stock, par value $0.0001 per share, issued and outstanding immediately prior to the Effective Time will be canceled and automatically converted into the right to receive $3.00 in cash, without interest thereon, other than (i) shares that are held in the treasury of the Company or owned of record by any wholly owned subsidiary of the Company (other than those held on behalf of any third party), (ii) shares owned of record by Parent, Sub or any of their respective wholly owned subsidiaries (other than those held on behalf of any third party), and (iii) shares held by stockholders who have not voted in favor of or consented to the adoption of the Merger Agreement and who have properly demanded appraisal of such shares and complied with all the provisions of the Delaware General Corporation Law concerning the right of holders of shares to require appraisal.

Additional information about the Merger Agreement and the related transactions can be found in the Company’s Current Report on Form 8-K filed with the SEC on July 17, 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are based on beliefs, assumptions, and expectations of future events, taking into account the information currently available to the Company. All statements other than statements of current or historical fact contained in this report are forward-looking statements. The words “believe,” “may,” “should,” “anticipate,” “estimate,” “expect,” “intend,” “will,” “seek,” “plan,” and similar statements are intended to identify forward-looking statements. Forward-looking statements involve risks and uncertainties that may cause actual outcomes to differ materially from expectations of future outcomes the Company expresses or implies in any forward-looking statements. These risks and uncertainties include, but are not limited to: the satisfaction of the conditions precedent to the consummation of the proposed merger transaction involving HH Global Group Limited, including, without limitation, the receipt of stockholder and regulatory approvals; unanticipated difficulties or expenditures relating to the proposed merger; legal proceedings, judgments or settlements, including those that may be instituted against the Company, the Company’s board of directors, officers and others following the announcement of the proposed merger; disruptions of current plans and operations caused by the announcement and pendency of the proposed merger; potential difficulties in employee retention due to the announcement and pendency of the proposed merger; the response of customers, suppliers, business partners and regulators to the announcement of the proposed merger; risks related to diverting management’s attention from the Company’s ongoing business operations; and other risks, relevant factors, and uncertainties identified in the Company’s filings with the Securities and Exchange Commission (the “SEC”) (including the information set forth in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and in subsequent filings), which filings are available at the SEC’s website at www.sec.gov. Given the risks and uncertainties surrounding forward-looking statements, you should not place undue reliance on these statements. The Company’s forward-looking statements speak only as of the date of this document. Other than as required by law, the Company undertakes no obligation to update or revise forward-looking statements, whether as a result of new information, future events, or otherwise.

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

As of June 30, 2020, we had approximately 2,000 employees in over 20 countries. For the six months ended June 30, 2020, we generated global revenue from third parties of $338.7 million in the North America segment, $97.3 million in the EMEA segment, and $28.7 million in the LATAM segment.

Our objective is to continue to increase our sales globally by adding new clients and increasing our sales to existing clients through additional marketing services or expanding into new geographic markets. Operationally, we are integrating our product and service offerings, re-evaluating our geographic footprint, and creating synergies across various business units.

Impact of COVID-19

The emergence of a novel coronavirus (COVID-19) around the world, and particularly in the United States, Europe, China, and South America presents various risks to the Company. The global impact of the outbreak has been rapidly evolving and many countries have reacted by instituting quarantine measures, mandating business and school closure and restricting travel, all of which have had an adverse effect on the global economy. The Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity, much of which will depend on when and to what extent current restrictions are lifted and economic conditions improve. In response to the global pandemic, the Company has created a COVID-19 executive task force that has implemented business continuity plans and has taken a variety of actions to ensure the ongoing availability of our services, while also undertaking appropriate health and safety measures for its employees. The executive task force has authority to make timely, informed decisions relating to our business continuity planning and actions. As a result of these actions, the Company has not experienced any material disruptions to date in its operations or ability to service our clients. In addition, the Company has been able to respond quickly to our customers’ changing business demands related to the COVID-19 pandemic.

Overall, the Company maintains sufficient liquidity to continue business operations during these uncertain economic conditions. As discussed in Liquidity and Capital Resources below, the Company had liquidity of approximately $86.3 million as of June 30, 2020, comprised of cash on hand of $35.3 million and an undrawn revolving credit facility of $51.0 million.

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

Critical Accounting Policies

Our unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. GAAP, which requires us to make estimates and assumptions that affect reported amounts. The estimates and assumptions are based on historical experience and on other factors that we believe to be reasonable. Actual results may differ from those estimates. We review these estimates on a periodic basis to ensure reasonableness. Although actual amounts may differ from such estimated amounts, we believe such differences are not likely to be material. For additional detail regarding our critical accounting policies including revenue recognition, goodwill, other intangible assets, and leases, see our discussion for the year ended December 31, 2019 included in the Company's 2019 Annual Report on Form 10-K. There have been no material changes to these policies as of June 30, 2020.

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

Key Performance Metrics

We regularly review a number of key metrics to evaluate our business, measure progress and make strategic decisions. The measures include Revenue, Gross Profit and Adjusted EBITDA. For additional discussion, see Key Components of Statement of Operations and Non-GAAP Financial Measures below.

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

Non-GAAP Financial Measures

Adjusted EBITDA

Adjusted EBITDA, which represents loss from operations with the addition of depreciation and amortization, stock-based compensation expense, goodwill and long-lived asset impairment charges, restructuring charges, merger-related transaction costs, various one-time professional fees, executive search expenses, and other charges itemized in the reconciliation table noted within Note 14, Business Segments, is considered a non-GAAP financial measure under SEC regulations. Loss from operations is the most directly comparable financial measure calculated in accordance with GAAP. The Company presents this measure as supplemental information to help our investors better understand trends in our business over time. Our management team uses Adjusted EBITDA to evaluate the performance of our business. Adjusted EBITDA is not equivalent to any measure of performance required to be reported under GAAP, nor should this data be considered an indicator of our overall financial performance and liquidity. Moreover, the Adjusted EBITDA definition we use may not be comparable to similarly titled measures reported by other companies.

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

Comparison of Three Months Ended June 30, 2020 and 2019

Revenue

Our third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total

North America	$140,995	69.4%	$200,091	70.5%
EMEA	49,095	24.1%	62,483	22.0%
LATAM	13,221	6.5%	21,287	7.5%
Revenue from third parties	$203,311	100.0%	$283,861	100.0%

North America. Revenue decreased by $59.1 million, or 29.5%, in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease in revenue is driven by the negative impact of COVID-19 resulting in a decline in spend from enterprise clients.

EMEA. Revenue decreased by $13.4 million, or 21.4%, in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease was a result of reduced spend with certain clients and declines in marketing spend as a result of COVID-19.

LATAM. Revenue decreased by $8.1 million, or 37.9%, in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease was a result of reduced spend with certain clients and declines in marketing spend as a result of COVID-19.

Cost of goods sold

Cost of goods sold decreased by $60.6 million, or 28.1%, in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease is consistent with the decline in our revenue resulting from the negative impacts of COVID-19 across all regions during the quarter. Our cost of goods sold as a percentage of revenue was 76.2% and 75.9% during the three months ended June 30, 2020 and 2019, respectively.

Gross profit margin

Gross profit margin was 23.8% and 24.1% during the three months ended June 30, 2020 and 2019, respectively. The decrease was primarily due to temporary operational inefficiencies during the period.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $12.3 million, or 21.4%, in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease was driven by several factors, which included the realization of cost savings and restructuring initiatives. In response to COVID-19, certain cost savings initiatives were implemented during the quarter, such as employee furloughs and terminations, hiring restrictions, cancellation of merit increases, and restricted travel.

Depreciation and amortization

Depreciation and amortization expense increased by $0.1 million, or 2.4%, in the three months ended June 30, 2020 compared to the corresponding period in 2019. The increase is due to additional software development capitalized during the quarter.

Intangible and other asset impairments

As of June 30, 2020, the Company recognized a $0.6 million non-cash, contract asset impairment charge related to costs to fulfill a contract that were deemed to be non-recoverable in North America.

Restructuring charges

On August 10, 2018, the Company's Board of Directors approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. For the three months ended June 30, 2020 and 2019, we incurred $3.6 million and $3.7 million, respectively, in restructuring charges.

(Loss) income from operations

(Loss) income from operations decreased by $8.3 million in the three months ended June 30, 2020 over the corresponding period in 2019. As a percentage of revenue, (loss) income from operations was (2.1)% and 1.4% during the three months ended June 30, 2020 and 2019, respectively. As a percentage of gross profit, (loss) income from operations was (8.8)% and 5.9% during the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to lower gross profit during the period as a result of the decline in revenues related to COVID-19.

Other expense

Other expense increased by $0.1 million in the three months ended June 30, 2020 over the corresponding period in 2019 primarily as a result of higher interest expense offset by foreign currency impacts.

Income tax expense

Income tax expense decreased by $1.0 million in the three months ended June 30, 2020 over the corresponding period in 2019. Our effective tax rate was (22.8)% and 125.9% for the three months ended June 30, 2020 and 2019, respectively. The Company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

Net loss

Net loss increased by $7.4 million, or 1,457.5%, in the three months ended June 30, 2020 over the corresponding period in 2019. Net loss as a percentage of revenue was (3.9)% and (0.2)% during the three months ended June 30, 2020 and 2019, respectively. Net loss as a percentage of gross profit was (16.3)% and (0.7)% during the three months ended June 30, 2020 and 2019, respectively. The increase in net loss is attributable to lower gross profit as a result of the decline in revenue related to COVID-19.

Comparison of Six Months Ended June 30, 2020 and 2019

Revenue

Third party revenue by segment for each of the periods presented was as follows (dollars in thousands):

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total
North America	$338,704	72.9%	$388,365	70.4%
EMEA	97,305	20.9%	122,662	22.3%
LATAM	28,662	6.2%	40,045	7.3%
Revenue from third parties	$464,671	100.0%	$551,072	100.0%

North America. Revenue decreased by $49.7 million, or 12.8%, in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease in revenue relates to delays and decline in market spend with various enterprise clients as a result of COVID-19.

EMEA. Revenue decreased by $25.4 million, or 20.7%, in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease was a result of reduced spend with certain clients and declines in marketing spend as a result of COVID-19 and foreign currency impacts.

LATAM. Revenue decreased by $11.4 million, or 28.4%, in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease was a result of reduced spend with certain clients and declines in marketing spend as a result of COVID-19.

Cost of goods sold

Cost of goods sold decreased by $67.9 million, or 16.1%, in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease is consistent with the decline in our revenue resulting from the negative impacts of COVID-19 across all regions during the period. Cost of goods sold as a percentage of revenue was 75.9% and 76.3% during the six months ended June 30, 2020 and 2019, respectively.

Gross profit margin

Gross profit margin was 24.1% and 23.7% during the six months ended June 30, 2020 and 2019, respectively. The increase was primarily driven by more favorable mix of services in North America.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $16.5 million, or 14.6%, in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease was driven by several factors, which included the realization of cost savings and restructuring initiatives. In response to COVID-19, certain cost savings initiatives were implemented during the period, such as employee furloughs and terminations, hiring restrictions, cancellation of merit increases, and restricted travel.

Depreciation and amortization

Depreciation and amortization expense increased by $0.6 million, or 10.1%, in the six months ended June 30, 2020 over the corresponding period in 2019. The increase is due to additional software development capitalized during the quarter.

Goodwill Impairment

During the first quarter of 2020, the Company performed an interim impairment assessment due to a triggering event caused by a sustained decrease in the Company's stock price and lower outlook due to the deterioration in economic conditions caused by COVID-19. Based on the assessment, the Company determined that the enterprise value for the North America reporting unit was less than its carrying value and resulted in a goodwill impairment charge of $7.2 million. Refer to Note 4, Goodwill for further discussion.
Intangible and other asset impairments
As of June 30, 2020, the Company recognized a $0.6 million non-cash, contract asset impairment charge related to costs to fulfill a contract that were deemed to be non-recoverable in North America. In addition, during the first quarter of 2020, the Company recognized $0.3 million right-of-use asset impairment within EMEA and LATAM segments due to a triggering event caused by a sustained decrease in our Company's stock price and lower outlook due to the deterioration in economic conditions caused by COVID-19.
Restructuring charges

On August 10, 2018, the Company's Board of Directors approved a plan to reduce the Company's cost structure while driving value for its clients and stockholders. For the six months ended June 30, 2020 and 2019, we incurred $7.3 million and $7.6 million, respectively, in restructuring charges.

(Loss) income from operations

(Loss) income from operations decreased by $10.4 million in the six months ended June 30, 2020 over the corresponding period in 2019. As a percentage of revenue, (loss) income from operations was (1.4)% and 0.7% during the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily attributable to lower gross profit during the period due to the decline in revenue related to COVID-19, along with goodwill and intangible and other asset impairment charges, partially offset by cost reduction efforts across the regions.

Other expense

Other expense decreased by $2.0 million in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease in expense was primarily driven by the change in fair value of the warrant and derivative liabilities, partially offset by foreign exchange losses and an increase in interest expense.

Income tax expense

Income tax expense decreased by $0.2 million in the six months ended June 30, 2020 over the corresponding period in 2019. Our effective tax rate was (8.7)% and (70.2)% for the six months ended June 30, 2020 and 2019, respectively. The Company's effective income tax rate differs from the U.S. federal statutory rate each year due to certain operations that are subject to tax incentives, state and local taxes, valuation allowances, impacts of the Tax Reform Act, and foreign tax rates that are different than the U.S. federal statutory tax rate. In addition, the effective tax rate can be impacted each period by discrete factors and events such as a write-off of a deferred tax asset for stock‑based compensation due to the expiration of unexercised stock options and prior year provision to return adjustments.

 Net loss

Net loss increased by $8.2 million, or 321.3%, in the six months ended June 30, 2020 over the corresponding period in 2019. Net loss as a percentage of revenue was (2.3)% and (0.5)% during the six months ended June 30, 2020 and 2019, respectively. Net loss as a percentage of gross profit was (9.6)% and (2.0)% during the six months ended June 30, 2020 and 2019, respectively. The increase in net loss is primarily attributable to goodwill and intangible and other asset impairment charges and foreign exchanges losses, offset by the change in fair value of warrant and derivative liabilities, and decrease in operating expenses due to cost savings and restructuring initiatives during the period.

Adjusted EBITDA

Adjusted EBITDA by segment for each of the periods presented was as follows (dollars in thousands):

	Three Months Ended June 30,
	2020	% of Total	2019	% of Total
North America	$13,140	214.3%	$20,315	156.4%
EMEA	4,218	68.8%	4,480	34.5%
LATAM	(155)	(2.5)%	611	4.7%
Other(1)	(11,072)	(180.6)%	(12,414)	(95.6)%
Adjusted EBITDA	$6,131	100.0%	$12,992	100.0%

	Six Months Ended June 30,
	2020	% of Total	2019	% of Total
North America	$36,780	193.2%	$36,332	178.3%
EMEA	5,580	29.3%	7,256	35.6%
LATAM	274	1.4%	876	4.3%
Other(1)	(23,596)	(123.9)%	(24,083)	(118.2)%
Adjusted EBITDA	$19,038	100.0%	$20,381	100.0%

(1) “Other” consists of intersegment eliminations, shared service activities, and corporate expenses which are not allocated to the operating segments as management does not consider them in evaluating segment performance.

Comparison of three months ended June 30, 2020 and 2019. Adjusted EBITDA decreased by $6.9 million, or 52.8%, in the three months ended June 30, 2020 over the corresponding period in 2019.

North America. Adjusted EBITDA decreased by $7.2 million, or 35.3%, in the three months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue and gross profit, partially offset by decreases in selling, general and administrative expenses due to commissions expense as a result of restructuring initiatives, and other cost savings initiatives during the period as a result of COVID-19.

EMEA. Adjusted EBITDA decreased by $0.3 million, or 5.8%, in the three months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue, partially offset by decreases in selling, general and administrative expenses due to cost savings initiatives during the period as a result of COVID-19.

LATAM. Adjusted EBITDA decreased by $0.8 million, or 125.4%, in the three months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue, partially offset by cost savings initiatives during the period as a result of COVID-19.

Other. Adjusted EBITDA increased by $1.3 million, or 10.8%, in the three months ended June 30, 2020 over the corresponding period in 2019 primarily due to cost savings initiatives as a result of COVID-19, along with lower professional fees during the period.

Comparison of six months ended June 30, 2020 and 2019. Adjusted EBITDA decreased by $1.3 million, or 6.6%, in the six months ended June 30, 2020 over the corresponding period in 2019.

North America. Adjusted EBITDA increased by $0.4 million, or 1.2%, in the six months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue and gross profit, offset by decreases in selling, general and administrative expenses due to lower commissions expense as a result of restructuring initiatives, and other cost savings as a result of COVID-19.

EMEA. Adjusted EBITDA decreased by $1.7 million, or 23.1%, in the six months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue, offset by cost savings initiatives during the period as a result of COVID-19.

LATAM. Adjusted EBITDA decreased by $0.6 million, or 68.7%, in the six months ended June 30, 2020 over the corresponding period in 2019 due to lower revenue, partially offset by cost savings initiatives during the period as a result of COVID-19.

Other. Adjusted EBITDA increased by $0.5 million, or 2.0%, in the six months ended June 30, 2020 over the corresponding period in 2019 primarily due to cost savings initiatives during the period as a result of COVID-19.

Adjusted Diluted Earnings Per Share

Adjusted diluted earnings per share for each of the periods presented was as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net loss	$(7,912)	$(508)	$(10,752)	$(2,552)
Restructuring charges	3,644	3,698	7,281	7,632
Professional fees related to control remediation	356	550	620	916
Merger-related transaction costs	790	—	790	—
Change in fair value of warrant and derivatives	36	—	(5,604)	—
Goodwill impairment	—	—	7,191	—
Intangible and other asset impairments	609	—	883	—
Executive search fees	—	—	—	80
Sales and use tax audit	—	—	—	25
Income tax effects of adjustments	(1,115)	(961)	(2,071)	(1,994)
Adjusted net (loss) income	$(3,592)	$2,779	$(1,662)	$4,107

GAAP weighted-average shares outstanding – diluted	53,662	51,773	53,568	51,830
Effect of dilutive securities:
Employee stock options and restricted common shares	—	156	—	104
Adjusted weighted-average shares outstanding – diluted	53,662	51,929	53,568	51,934
Adjusted diluted (loss) earnings per share	$(0.07)	$0.05	$(0.03)	$0.08

Comparison of three months ended June 30, 2020 and 2019. Adjusted diluted earnings per share decreased by $0.12 in the three months ended June 30, 2020 over the corresponding period in 2019. The decrease is related to an increase in net loss, partially offset by new merger-related transaction costs and intangible and other asset impairment charges incurred during the period.

Comparison of six months ended June 30, 2020 and 2019. Adjusted diluted earnings per share decreased by $0.11 in the six months ended June 30, 2020 over the corresponding period in 2019. The decrease was primarily attributable to an increase in net loss, along with change in fair value of warrant and embedded derivatives, partially offset by goodwill impairment and restructuring costs during the period.

Liquidity and Capital Resources

While uncertainty exists as to the full impact of the COVID-19 pandemic on our liquidity and capital resources, the Company believes it has maintained sufficient liquidity to satisfy our working capital and other funding requirements with internally generated cash flow and, as necessary, cash on hand and borrowings under our revolving credit facility.

Cash Flow Summary

The following table presents cash flows for the six months ended June 30, 2020 and 2019, respectively (in thousands):

	Six Months Ended June 30,
	2020	2019
Net cash provided by operating activities	$18,037	$1,289
Net cash used in investing activities	(5,127)	(6,881)
Net cash (used in) provided by financing activities	(22,460)	13,047

At June 30, 2020, we had $35.3 million of cash and cash equivalents.

Operating Activities. Cash provided by operating activities primarily consists of net loss adjusted for certain non-cash items, including depreciation and amortization and share-based compensation and the effect of changes in working capital and other activities. Cash provided by operating activities for the six months ended June 30, 2020 was $18.0 million and consisted of net loss of $10.8 million, offset by $14.3 million of non-cash items and $14.5 million used to fund working capital. The working capital changes consisted of a decrease in accounts receivable and unbilled revenue of $61.1 million, a decrease in prepaid expenses and other assets of $17.1 million, an increase in inventory of $3.1 million, a decrease in accounts payable and accrued expenses and other liabilities of $60.5 million.

Cash provided by operating activities for the six months ended June 30, 2019 was $1.3 million and consisted of a net loss of $2.6 million, offset by $9.1 million of non-cash items and by $5.3 million used in working capital and other activities. The most significant impact on working capital and other activities consisted of a decrease in inventories of $4.6 million, an increase in accounts receivable and unbilled revenue of $10.1 million and an increase in prepaid expenses and other assets of $4.2 million, partially offset by a decrease in accounts payable of $18.1 million and an increase in accrued expenses and other liabilities of $22.6 million.

Investing Activities. Cash used in investing activities for the six months ended June 30, 2020 and 2019 of $5.1 million and $6.9 million, respectively, was attributable to capital expenditures and software capitalization.

Financing Activities. Cash used in financing activities for the six months ended June 30, 2020 of $22.5 million was primarily attributable to net repayments under the new revolving credit facility of $19.8 million and payments on the term loan of $2.5 million.

Cash provided by financing activities for the six months ended June 30, 2019 of $13.0 million was primarily attributable to net borrowings under the revolving credit facility of $14.9 million and $0.9 million of payments for debt issuance costs, partially offset by $0.8 million in net short-term secured borrowings.

Revolving Credit Facilities and Long-Term Debt

On July 16, 2019. the Company refinanced its debt, which is further discussed in Note 11, Revolving Credit Facility and in Note 12, Long-Term Debt. The debt structure provides long-term capital with improved flexibility to support the Company’s growth plans. The Company intends to use excess cash from operations to pay off debt and support working capital needs.

The ABL Credit Agreement contains a minimum fixed charge coverage ratio financial covenant that must be maintained when excess availability falls below a specified amount. The Term Loan Credit Agreement includes a minimum fixed charge coverage ratio financial covenant, a maximum total leverage ratio financial covenant, a minimum liquidity financial covenant and a maximum capital expenditures covenant, each of which must be maintained for the periods described in the Term Loan Credit Agreement. The Company is in compliance with all debt covenants in the ABL Credit Agreement and Term Loan Credit Agreement as of June 30, 2020.

In addition, we will continue to utilize cash, in part, to invest in our innovative technology platform, fund our working capital needs, and expand our sales force. Although we can provide no assurances, we believe that our available cash and cash equivalents and the funds available under our new debt structure will be sufficient to meet our working capital and operating expenditure requirements for the next 12 months. Absent the pending acquisition discussed in Note 15, Subsequent Events, we may find it necessary to obtain additional equity or debt financing in the future.

We earn a portion of our operating income outside the United States, which is deemed to be permanently reinvested in foreign jurisdictions. We do not currently foresee a need to repatriate funds; however, should we require more capital in the United States than is generated by our operations locally or through debt or equity issuances, we could elect to repatriate funds held in foreign jurisdictions. Included in our cash and cash equivalents are amounts held by foreign subsidiaries. We had $33.3 million and $39.9 million foreign cash and cash equivalents as of June 30, 2020 and December 31, 2019, respectively, which are generally denominated in the local currency where the funds are held.

Treasury Shares

Treasury shares decreased $3.1 million due to the reissuance of treasury stock as of June 30, 2020.

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

Item 4.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a–15(f) and 15d–15(f) under the Exchange Act) during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

For information concerning our legal proceedings, see Note 10, Commitments and Contingencies, to the condensed consolidated financial statements included in Part I of this Form 10-Q.

Item 1A.         Risk Factors

In addition to the risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, the risk factors below could cause the Company’s actual results to vary materially from recent results or from anticipated future results. The risks described below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

A significant or prolonged economic downturn or a decline in the demand for marketing materials, could adversely affect our revenue and results of operations.

Our results of operations are affected directly by the level of business activity of our clients, which in turn is affected by the level of economic activity and cyclicality in the industries and markets that they serve. Certain of our products are sold to industries, including the advertising, retail, consumer products, housing, financial and pharmaceutical industries, that experience significant fluctuations in demand based on general economic conditions, cyclicality and other factors beyond our control. On July 30, 2020, the Bureau of Economic Analysis estimated that real gross domestic product for the United States declined at an annual rate of 32.9% during the second quarter of 2020, and as of June 2020 the International Monetary Fund was projecting that the global economy would contract by 4.9% for 2020 as a whole. Economic uncertainty or an economic downturn could result in a reduction of the marketing budgets of our clients or a decrease in the volume of marketing materials that our clients order from us. Reduced demand from one of these industries or markets could negatively affect our revenue, operating income and profitability.

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

The spread of COVID-19 in the United States, our largest market, has led to state level restrictions on economic activity and a sharp rise in new unemployment claims, leading many observers to anticipate a substantial contraction of the U.S. economy for 2020 as a whole. The sharp contraction in the U.S. economy has created substantial uncertainty about the expectations for marketing spend in the near term.  In the second quarter of 2020, as real U.S. GDP decreased sharply, the Company’s revenues in its North American segment declined by 28.7% sequentially from the first quarter. The uncertainty regarding U.S. economic conditions and marketing spend has been exacerbated by a number of factors, including:
•the resurgence of new cases in many U.S. states since the partial lifting of restrictions on commercial activity and gatherings;
•concerns about a potential second wave of infections even after the spread of the COVID-19 virus is considered to have been brought under control; and
•concerns about the amount of time it may take to develop and broadly distribute an effective and trusted vaccine.

Some of the other markets in which we operate, including those in Latin America, continue to see high infection rates, increasing the risk that economic conditions could continue to deteriorate or additional restrictions on commercial activity may need to be implemented to bring the spread of COVID-19 under control.

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

As of August 5, 2020, we had $53.4 million of undrawn availability under our asset-backed loan facility. There can be no assurance that our current availability will be sufficient to provide adequate liquidity to support the needs of our business.

If our business is materially affected by the impacts of COVID-19, or by similar widespread outbreaks of contagious disease in the future, it could have a material adverse impact on our operating results or financial condition.

The proposed acquisition of the Company by Parent may disrupt our business.

The Merger Agreement generally requires us, subject to certain exceptions, from the date of the Merger Agreement through the Effective Time, to use commercially reasonable efforts to, and cause each of our subsidiaries to, use commercially reasonable efforts to conduct our operations in all material respects in the ordinary course of business consistent with past practice, and restricts us, without Parent’s consent, from taking certain specified actions until the proposed Merger is completed. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments, undertake significant capital projects, undertake significant financing transactions, modify our lease arrangements and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would constitute appropriate changes to our business and help us attain our financial and other goals, and, as a result, these restrictions may impact our financial condition, results of operations and cash flows.

Employee retention, motivation and recruitment may be challenging before the completion of the proposed Merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, or if an insufficient number of employees is retained to maintain effective operations, our business, financial condition and results of operations could be adversely affected.

The proposed Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including customers and suppliers, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Customers, suppliers, vendors, lenders and other business partners may also seek to change existing agreements with us as a result of the proposed Merger.  Any such delay or deferral of those decisions or changes in existing agreements or relationships could adversely impact our business, regardless of whether the proposed Merger is ultimately consummated.  The pendency of the proposed Merger may adversely affect our relationship with our customers, vendors, suppliers, lenders or other business partners.

The pursuit of the proposed Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s time, efforts, resources and attention away from day-to-day business concerns that could have been otherwise beneficial to us could adversely affect our business, financial condition and results of operations.

We could also be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the proposed Merger or result in significant costs and expenses.  It is possible that the stockholders of either party may file lawsuits challenging the proposed Merger or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of directors (the “Company Board”) as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the proposed Merger on the agreed-upon terms, such an injunction may delay the consummation of the proposed Merger in the expected timeframe, or may prevent the proposed Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.
Failure to consummate the proposed Merger within the expected timeframe or at all could negatively impact the market price of shares of our common stock, as well as our business, financial condition and results of operations.

We cannot be certain when or if the conditions for the proposed Merger will be satisfied or (if permissible under applicable law) waived in a timely manner or at all. The proposed Merger cannot be completed until the conditions to closing, many of which are not within our control, are satisfied or (if permissible under applicable law) waived, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of common stock entitled to vote thereon, (ii) any applicable waiting periods (or extensions thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 having expired or been terminated and any applicable approval having been obtained or any applicable waiting period having expired or been terminated under the competition, antitrust, merger control or investment laws of certain other jurisdictions, (iii) the absence of any judgment issued or entered by a court or similar governmental entity of competent jurisdiction that is in effect and that enjoins or prohibits the consummation of the proposed Merger, (iv) there not having been a Company Material Adverse Effect (as such term is defined in the Merger Agreement) following the date of the Merger Agreement, (v) the accuracy of the Company’s representations and warranties and its compliance with its covenants and agreements contained in the Merger Agreement (generally subject to qualifications as to materiality); (vi) the absence of a bankruptcy petition or similar proceeding being filed by or against the Company that has not been dismissed; and (vii) certain other customary closing conditions.

If the proposed Merger is not consummated, under certain circumstances, we may be required to pay Parent a termination fee of $6,191,000 (the “Company Termination Fee”).  If we are required to make this payment, doing so may adversely affect our business, financial condition and results of operations.  Although the Company may, in certain circumstances, seek specific performance to cause Parent to consummate the merger or seek recourse against Parent under the Merger Agreement for a termination fee of $15,000,000 or for certain damages, there can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent.  In the event that the proposed Merger is not completed for any reason, the holders of shares of our common stock will not receive any payment for their shares in connection with the proposed Merger. Instead, we expect the Company will remain an independent public company and holders of shares of our common stock will continue to own such shares. If the proposed Merger or a similar transaction is not completed, the share price of our common stock would likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.

Additionally, if the proposed Merger is not consummated in a timely manner or at all, any disruptions to or other adverse effects on our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, financing sources, vendors, suppliers and employees, could occur, continue or accelerate in the event of a failed transaction, including due to:
•negative reactions from financial markets and a decline in the price of shares of our common stock;
•negative reactions from employees, customers, suppliers or other third parties;
•the diversion of management’s focus from pursuing other opportunities that could have been beneficial to us;
•higher than anticipated costs of pursuing the proposed Merger; or

•	changed perceptions about our competitive position, our management, our liquidity or other aspects of our business.

If the proposed Merger is not completed, there can be no assurance that these risks will not materialize and will not adversely affect the price of shares of our common stock or our business, financial condition or results of operations. Investors should not place undue reliance on the consummation of the proposed Merger.  The historical share price of our common stock has experienced significant volatility.  We cannot predict or give any assurances as to the market price of our common stock at any time before or after the completion of the proposed Merger.
We have incurred and will continue to incur substantial transaction fees and costs in connection with the proposed Merger.

We have incurred and expect to continue to incur significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the proposed Merger. A material portion of these expenses are payable by us whether or not the proposed Merger is completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger. If the proposed Merger is not completed, we will have received little or no benefit from such expenses.   Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company.

The Merger Agreement contains covenants by the Company not to enter into, engage in, knowingly encourage, continue or otherwise participate in any discussions or negotiations with any person with respect to any Competing Proposal (as such term is defined in the Merger Agreement) made by such person or any inquiry from such person that could reasonably be expected to lead to a Competing Proposal, and requiring the Company Board to recommend to the Company’s stockholders that they approve the transactions contemplated by the Merger Agreement, in each case subject to certain exceptions. The Merger Agreement further contains an obligation on the Company to promptly notify Parent following the receipt of any inquiries, Competing Proposal or request for non-public information in connection with a Competing Proposal. At any time prior to obtaining the approval by the Company’s stockholders of the Merger, the Company Board may change its recommendation in certain circumstances specified in the Merger Agreement in response to a bona fide Competing Proposal that the Company Board determines in good faith, after consultation with its financial advisor and outside legal counsel, constitutes a Superior Proposal or following an Intervening Event (as each such term is defined in the Merger Agreement), but only if certain conditions and obligations are satisfied with respect thereto, including compliance with Parent’s matching rights with respect to any such events.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the per share consideration payable upon consummation of the proposed Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the Company Termination Fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the period covered by this report.

The following table provides information relating to our purchase of shares of our common stock in the second quarter of 2020:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1 - April 30, 2020	12,875	$1.02	—	—
May 1 - May 31, 2020	—	—	—	—
June 1 - June 30, 2020	79,628	1.26	—	—
Total	92,503	$1.22	—	—

(1) Represents shares delivered to us by employees to satisfy the mandatory tax withholding requirement upon vesting of restricted stock.

Item 6.            Exhibits

Exhibit No	Description of Exhibit
4.1	InnerWorkings 2020 Omnibus Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*104	Cover Page Interactive Data File

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

INNERWORKINGS, INC.

Date: August 6, 2020	By:	/s/ Richard S. Stoddart
Richard S. Stoddart
Chief Executive Officer

Date: August 6, 2020	By:	/s/ Donald W. Pearson
Donald W. Pearson
Chief Financial Officer